Form 10-K
period 1993-11-30
TOKHEIM CORP
filed 1994-02-28
CIK 98559

February 28, 1994



Securities and Exchange Commission
Division of Corporate Finance
500 North Capitol Street
Washington, D.C. 20549

Gentlemen:

Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934, we enclose Form 10-K for the period ended November 30, 1993.

An additional copy has been filed with the New York Stock Exchange.


                                                 Very truly yours,

                                                 TOKHEIM CORPORATION



                                                 Jess B. Ford
                                                 Vice President, Finance,
                                                 Secretary, and Chief
                                                 Financial Officer

Enclosures

pc:       New York Stock Exchange - Division of Stock List
          Fred Axley - McDermott Will & Emery
          Louis Pach - Coopers & Lybrand

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                  FORM 10-K
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For fiscal year ended NOVEMBER 30, 1993

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the transition period from ______________ to _____________

     Commission file number 1-6018

                            TOKHEIM CORPORATION
           (Exact name of registrant as specified in its charter)

      INDIANA                                       35-0712500
(State of incorporation)                     (I.R.S. Employer I.D. No.)

10501 CORPORATE DR., P.O. BOX 360, FORT WAYNE, INDIANA      46801
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (219) 423-2552

Securities registered pursuant to Section 12(b) of the Act:
                                                Name of each exchange
    Title of each class                          on which registered
    -------------------                         ---------------------
COMMON STOCK, NO PAR VALUE                     NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section l2(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  X     No
                                  ---        ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K [   ]

As of February 4, 1994, 7,762,203 shares of voting common stock were outstanding and the aggregate market value (based on the closing price of these shares on the New York Stock Exchange) held by non-affiliates was $103,906,854. In addition, 848,432 shares of convertible preferred stock were held by the Trustees of the Retirement Savings Plan for Employees of Tokheim Corporation and Subsidiaries.

The liquidation value is $25 per share with an aggregate liquidation value of $21,210,800. For a complete discussion regarding the attributes of this preferred stock see Item 5 on page 8.

                    Documents Incorporated by Reference
                    -----------------------------------
The Table of Contents is located on the following page. The total number of pages is 58. The Exhibit Index is located on Page 50. There are no documents incorporated by reference.

                             TOKHEIM CORPORATION
                         1993 FORM 10-K ANNUAL REPORT

                             Table of Contents



                                  PART I                        Page

Item 1.   Business..............................................  3

Item 2.   Properties............................................  6

Item 3.   Legal Proceedings.....................................  7

Item 4.   Submission of Matters to a Vote of Security Holders...  7


                                PART II


Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters...................................  8

Item 6.   Selected Financial Data...............................  8

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................... 14

Item 8.   Financial Statements and Supplementary Data........... 18

Item 9.   Disagreements on Accounting and Financial Disclosure.. 40


                                PART III


Item 10.  Directors and Executive Officers of the Registrant.... 40

Item ll.  Executive Compensation................................ 46

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management............................................ 49

Item 13.  Certain Relationships and Related Transactions........ 49


                                PART IV

Item l4.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K........................................... 50

                                         PART I

ITEM 1.  BUSINESS.

(a)  General:

Tokheim Corporation and its subsidiaries (the "Company") are engaged in the design and manufacture of electronic and mechanical petroleum marketing systems, including service station equipment, point-of-sale (POS) control systems, and card- and cash-activated transaction systems for customers around the world.

RECENT DEVELOPMENTS

The information that follows should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-K.

Several factors impacted favorably upon Tokheim Corporation's results of operations for fiscal 1993 including an improvement in U.S. economic conditions which favorably impacted the domestic market for petroleum dispensing equipment, continued expansion in the international markets, and customer acceptance of the Company's new Premier dispenser product line.

The Company completed important strategic alliances that enhance the Company's future revenue potential. Internationally, Tokheim was selected as a major partner by Shell Europe which provides incremental revenue sources in Western Europe with added potential from the economic expansion developing to the east.

Domestically, the Company was awarded a strategic alliance with Amoco, the result of two years of development work with that important major oil company. The recently announced strategic partnership with VeriFone, Inc., a provider of POS transaction automation systems, will also provide new revenue potential through access to new jobber sites domestically and the potential for expansion of the partnership into international markets.

A significant portion of the net losses from continuing operations for fiscal years 1992 and 1991 was due to special charges associated with facility closings, consolidations, product rationalizations, employment reductions and other actions taken to improve the longer-term operating performance of the Company. These charges are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations", and in Note 16 to the Consolidated Financial Statements captioned "Special Charges". There were no special charges incurred in 1993.

In May 1992, the Company completed a restructuring and consolidation of several loan agreements into one comprehensive Credit, Agency, and Guaranty agreement which is more fully discussed in Note 3 to the Consolidated Financial Statements captioned "Notes Payable to Banks".

Through the third quarter 1992, the Company manufactured and sold in two business segments. In 1992, the Company divested of all operations of the Controls segment, as more fully described in Note 11 to the Consolidated Financial Statements captioned "Business and Geographical Segments".

(b)  Financial Information About Business and Geographical Segments:

Financial information about business and geographical segments for the years ended November 30, 1993, 1992, and 1991, is set forth in Item 8 of this Report in Note 11 to the Consolidated Financial Statements captioned "Business and Geographical Segments".

(c)  Narrative Description of Business:

PETROLEUM DISPENSING EQUIPMENT AND SYSTEMS

This market is served by: (a) Tokheim Corporation, United States; Tokheim B.V., The Netherlands; Tokheim and Gasboy of Canada Limited; Tokheim GmbH, Germany; Tokheim Limited, The United Kingdom; and Tokheim South Africa (Proprietary) Limited, which are involved in the design, manufacture and marketing of service station equipment, point-of-sale systems, card- and cash-activated transaction systems, and commercial dispensers, and (b) Gasboy International, Inc., a provider of commercial dispensers, hand pumps, transfer pumps, and dispenser control systems.

While these products are used in several liquid handling fields, the petroleum industry purchases the major portion, having accounted for approximately 100%, 88%, and 87% of net sales for the years ended November 30, 1993, 1992, and 1991, respectively. Approximately 92% of 1993, 86% of 1992, and 87% of 1991 petroleum dispensing equipment and systems sales were derived from the sale of various models of service station gasoline dispensers, parts, and accessories, which are sold to major oil companies for their own gasoline stations and to independent retail station owners through the Company's distributor and manufacturers' representative organization. Service station equipment accounted for approximately 92%, 76%, and 76% of consolidated sales for the years ended November 30, 1993, 1992, and 1991, respectively.

Sales by foreign subsidiaries approximated 28%, 38%, and 39% of sales from continuing operations in 1993, 1992, and 1991, respectively. While risks attendant to operations in foreign countries vary widely from country to country, the Company is of the opinion that, considered in the aggregate, the risks attendant to its operations in foreign countries are not significantly greater than the risks attendant to operations in the United States.

Products are distributed in the United States by a sales organization which operates from national account offices, district sales offices, petroleum equipment firms, industrial suppliers, and distributors, in major cities across the United States. In areas outside the United States, product distribution is accomplished by the International Division through foreign subsidiaries and special sales representatives. In addition to its widespread sales organization, there are approximately 1,000 trained field service representatives acting as independent contractors, many of whom maintain service parts inventory. The Company's Customer Service Division maintains a continuing program of service clinics for personnel of customers and distributors, both in the field and at the Company's training centers. The business is somewhat seasonal, primarily relating to the construction season.

The market for these products is highly competitive. The Company and its subsidiaries all compete with a number of companies (including the Wayne Divi-sion of Dresser Industries and Gilbarco), some of which have greater sales and assets than the Company. The Company competes against four domestic manu-facturers of service station dispensers.

Environmental regulations and service station automation are expected to favorably impact the future growth of this business both domestically and internationally. The Company's belief that environmental regulations will be a favorable factor is based upon its own analysis and a study of the proposed Vapor Recovery Market published by an independent consultant to the Company. That study concludes that over 50,000 retail service stations across the United States will be potentially impacted by Stage II Vapor Recovery Control regu-lations becoming effective during the period 1993 through 1996. The study further indicates that while the majority of service stations will retrofit existing dispensers, requiring purchase of a retrofit kit from a dispenser manufacturer, a large contingency of older dispensers will be replaced.

With respect to service station automation, a separate independent study has estimated that approximately 30,000 stations will install point-of-sale systems between 1993 and 1999. It is, therefore, expected that overall market demand may be on the rise during 1994 and 1995.

The Company's conclusions regarding international markets arise from its sales experience suggesting that international markets tend to follow the lead of the United States in addressing environmental issues and automation opportunities.

The dollar amount of backlog considered to be firm as of the end of fiscal year 1993 was approximately $23,049,000 compared to approximately $16,158,000 and $28,839,000 at the end of fiscal years 1992 and 1991, respectively. The Company expects that the entire backlog will be filled in fiscal year 1994. Backlog amounts at any fiscal year-end are not necessarily a significant indicator of sales during the forthcoming year. Factors impacting backlog levels at any point in time include such events as announcements of price adjustments, sales promotions, and production delays, which mitigate against comparisons of one period to another.

In fiscal 1993, no one customer accounted for as much as ten percent of the Company's consolidated sales. The principal raw materials essential to the Company's business are flat sheet steel and aluminum, zinc, iron castings, and electronic components, all of which are available through several competitive sources of supply.

The Company holds a number of patents, no one of which is considered essential to its overall operations. The Company relies primarily on its engineering, production, marketing, and service capabilities to maintain its established position within the industry it now serves. At November 30, 1993, the Company employed approximately 1,859 persons at its various locations.

NEW PRODUCTS

The Company's continuing operations spent approximately $8,625,000 in 1993; $10,485,000 in 1992; and $11,064,000 in 1991 on activities related to the support and improvement of existing products, manufacturing methods, the development of new products, and other applied research and development. Research and development projects are evaluated on the basis of cash payback and return on investment.

In 1992, a major effort was undertaken to make the entire core of Tokheim's product family the most technologically advanced in the world.

(d)  Financial Information About Foreign and Domestic Operations and
     Export Sales:

Financial information about foreign and domestic operations and export sales for the years ended November 30, 1993, 1992, and 1991 is set forth in Item 8 of this Report in Note 11 to the Consolidated Financial Statements captioned "Business and Geographical Segments".

ITEM 2.  PROPERTIES.

Properties owned by the Company are located in: Fort Wayne, Indiana; Fremont, Indiana; Washington, Indiana; Lansdale, Pennsylvania; Brighton, Ontario, Canada; Leiderdorp, The Netherlands; Kya Sand, Randburg, South Africa; Glenrothes, Scotland; and Weilheim, Germany. Due to plant consolidations and the sale of the Controls segment, the following properties were sold in 1993:
Newbern, Tennessee; Dallas, Texas; and London, Ontario, Canada. In 1992, the Company sold the property located in Albion, Indiana. The Jasper, Tennessee and Atlanta, Georgia facilities are currently being held for sale. The above properties are all manufacturing oriented except as noted below:

The Company owns an engineering and design center and corporate office building located north of Fort Wayne, Indiana. In addition, the Company owns a tract of land located in a Fort Wayne industrial development area.

The Company also owns a 116-acre tract of unimproved land adjacent to the Company's engineering and design center and corporate office building located north of Fort Wayne, Indiana. The operation in Leiderdorp, The Netherlands is primarily a distribution oriented facility.

ITEM 3.  LEGAL PROCEEDINGS.

As more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Note 14 to the Consolidated Financial Statements captioned, "Contingent Liabilities", the Company is defending various claims and legal actions, including environmental actions which are common to its operations. These legal actions primarily involve claims for damages arising out of the Company's manufacturing operations, the use of the Company's products, and allegations of patent infringement. As to environ-mental matters, the Company has been designated as a "potentially responsible party" (PRP) in certain governmental actions associated with hazardous waste sites falling under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). Such actions seek recovery of certain clean-up costs. While the Company is currently unable to predict the outcome of these matters and cannot reliably determine estimates of specific amounts to accrue for these contingencies, the Company has attempted, where possible, to estimate a range of costs which may accrue from contingencies relating to the Company's having been named as a PRP, in the opinion of management, any total ultimate liability will not have a material affect on the Company's fnancial position but could have a material effect on quarterly or annual operating results when resolved in a future period.

The Company has been named as a PRP in five governmental actions associated with hazardous waste sites falling under CERCLA. Dates upon which the Company received notice as a PRP range from January 1988 to January 1992. The
Company is a "de minimus" party in two of these sites and has accrued total anticipated clean-up costs of $25,000. The full possible range of anticipated costs may run from $10,000 to $50,000, in the aggregate, for both of the "de minimus" sites.

Remediation studies have been completed at two of the remaining sites.   The
estimated aggregate cost for total remedial action for all PRPs in response to the contamination of these two additional sites range from $42 million to $67 million. The Company currently accrues approximately $150,000 in legal costs annually in connection with the defense of its position in connection with these two sites. Experts retained by the Company have been unable to advise the Company on the range of its potential responsibility for these sites.

With respect to the fifth and final site, involving potential groundwater contamination, the PRPs have agreed to connect eight individual homeowners in the municipality to the city water supply and are negotiating with the EPA as to testing to be performed on the property each PRP owns in the area to ascertain whether the PRP should continue as such or be released from the PRP group. The Company has not yet formulated a range of costs likely to be encountered in the event its property is contaminated.

In addition to the legal actions involving claims for damages arising out of the use of the Company's products and allegations of patent infringement, the Company has been named in two cases alleging discrimination on the basis of sex. In the opinion of management, amounts accrued for awards or assessments in connection with these matters are adequate, and ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position. Accordingly, there are no proceedings of a material nature against the Company involving violations of federal, state, or local statutes or ordinances dealing with civil rights.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                  PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

The Company's common stock is traded on the New York Stock Exchange under the symbol "TOK". The approximate number of holders of record of the Company's common stock as of November 30, 1993, was 7,000. No dividends were paid on common stock in 1993 and 1992 in accordance with restrictive covenants under the Company's loan agreement. Dividends were paid on a quarterly basis through the third quarter of 1991. The high-low sales prices for the Company's common stock are set forth as follows:

                        QUARTERLY HIGH-LOW SHARE PRICES

                                     1993                     1992
                                  Share Price              Share Price
          Quarter                   High-Low                 High-Low
          -------              ----------------           --------------

             1                  8 1/2 -  6 3/8             10     - 7 1/2
             2                 10 3/4 -  6 5/8             10 3/4 - 7 1/2
             3                 14     -  9                  8 7/8 - 6
             4                 13 3/4 - 10 5/8              7     - 5 1/2

In September 1993, the Company issued an additional 1,283,000 shares of common stock through a private placement offering, resulting in net proceeds of approximately $11,485,000.

On July 10, 1989, the Company sold 960,000 shares of convertible cumulative preferred stock to the Trust of the Company's Retirement Savings Plan (RSP) at the liquidation value of $25 per share or $24,000,000. The preferred shares have a dividend rate of 7.75%. The Trustees, who hold the preferred shares, may elect to convert each preferred preferred share to one common share in the event of redemption by Tokheim, certain consolidations or mergers of Tokheim, or a redemption by the Trustees which is necessary to provide for distributions under the RSP. A participant may elect to receive a distribution from the RSP in cash or common stock. If redeemed by the trustees, the Company is responsible for purchasing the preferred shares at the $25 floor value. The Company may elect to pay the redemption price in cash or an equivalent amount of common stock. At November 30, 1993, the difference between the floor value and the market value of the underlying common stock aggregated $3,322,000.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data is not covered by the Auditor's Report, but should be read in conjunction with the Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

SELECTED FINANCIAL DATA
TOKHEIM CORPORATION AND SUBSIDIARIES
(Dollar amounts in thousands except amounts per share)

                                                         1993       1992*     1991*
Operating results:
  Net sales..........................................  $172,306   $162,089  $167,522
  Cost of products sold**............................   132,793    128,155   131,486
  Equity in net loss of unconsolidated affiliate.....        --         --       754
  Earnings (loss) before income taxes, cumulative
    effect of accounting change and discontinued
    operations.......................................    (5,745)   (33,801)  (21,954)
  Earnings (loss) before income taxes, cumulative
    effect of accounting change and discontinued
    operations percent of sales......................     (3.3)%    (20.8)%    (13.1)%
  Income taxes.......................................       122      1,383     1,194
  Earnings (loss) before cumulative effect of
    accounting change and discontinued operations....    (5,867)   (35,184)  (23,148)
  Cumulative effect of change in method of
    accounting for income taxes......................        --         --        --
  Earnings (loss) from continuing operations.........    (5,867)   (35,184)  (23,148)
  Total earnings from discontinued operations........        --     10,278     1,402
  Net earnings (loss)................................    (5,867)   (24,906)  (21,746)
  Net earnings (loss) percent of sales...............    (3.4)%    (15.4)%    (13.0)%
  Dividends paid common..............................        --         --     2,649
  Dividends paid preferred...........................     1,663      1,790     1,831
Primary per share:
  Earnings (loss) from continuing operations before
    cumulative effect of accounting change...........     (1.09)     (5.86)    (3.96)
  Cumulative effect of change in method of
    accounting for income taxes......................        --         --        --
  Discontinued operations............................        --       1.63      0.22
  Net earnings (loss)................................     (1.09)     (4.23)    (3.74)
Fully diluted per share:
  Earnings (loss) from continuing operations before
    cumulative effect of accounting change...........     (1.09)     (5.86)    (3.96)
  Cumulative effect of change in method of
    accounting for income taxes......................        --         --        --
  Discontinued operations............................        --       1.63      0.22
  Net earnings (loss)................................     (1.09)     (4.23)    (3.74)
Dividends paid per common share......................        --         --      0.42
Financial position:
  Current assets.....................................    83,139     83,306   117,586
  Current liabilities................................    53,725     57,752    99,803
  Current ratio......................................   1.5 to 1   1.4 to 1   1.2 to 1
  Working capital....................................    29,414     25,554    17,783
  Term debt..........................................     5,374      7,674    11,087
  Guaranteed Employees' Stock Ownership Plan (RSP)
    obligation.......................................    19,206     21,280        -- ***
  Property, plant, and equipment, net................    29,004     32,851    47,490
  Total assets.......................................   117,065    121,588   178,525
  Stockholders' equity...............................    33,640     28,621    60,554
  Return on average equity...........................   (21.3)%    (50.0)%    (27.7)%
  Term debt percent of equity........................     16.0%      26.8%    20.1% ****
  Term debt percent of equity with Guaranteed
    Employees' Stock Ownership Plan (RSP) obligation.     73.1%     101.2%    58.4% ****
  Primary average number of common shares*****.......     6,940      6,307     6,307
  Fully diluted average number of common shares*****.     8,236      7,236     7,255
Capital expenditures and depreciation:
  Capital expenditures...............................     2,503      2,045     6,910
  Depreciation.......................................     4,813      6,089     6,854

See footnote explanations on page 13.

SELECTED FINANCIAL DATA (CONTINUED)
TOKHEIM CORPORATION AND SUBSIDIARIES
(Dollar amounts in thousands except amounts per share)
                                                         1990*      1989*      1988*
Operating results:
  Net sales..........................................  $196,489   $208,778   $188,523
  Cost of products sold**............................   138,413    147,527    130,944
  Equity in net loss of unconsolidated affiliate.....     2,720      3,135        214
  Earnings (loss) before income taxes, cumulative
    effect of accounting change and
    discontinued operations..........................       611      9,551     10,611
  Earnings (loss) before income taxes, cumulative
    effect of accounting change and discontinued
    operations percent of sales......................       .3%       4.6%       5.6%
  Income taxes.......................................       875      3,883      3,498
  Earnings (loss) before cumulative effect of
    accounting change and discontinued operations....      (264)     5,668      7,113
  Cumulative effect of change in method of accounting
    for income taxes.................................        --         --      2,390
  Earnings (loss) from continuing operations.........      (264)     5,668      9,503
  Total earnings from discontinued operations........       430        320      1,335
  Net earnings (loss)................................       166      5,988     10,838
  Net earnings (loss) percent of sales...............       .1%       2.9%       5.7%
  Dividends paid common..............................     3,505      3,561      3,164
  Dividends paid preferred...........................     1,854        723         --
Primary per share:
  Earnings (loss) from continuing operations before
    cumulative effect of accounting change...........     (0.34)      0.78       1.12
  Cumulative effect of change in method of
    accounting for income taxes......................        --         --       0.37
  Discontinued operations............................      0.07       0.05       0.21
  Net earnings (loss)................................     (0.27)      0.83       1.70
Fully diluted per share:
  Earnings (loss) from continuing operations
    before cumulative effect of accounting change....     (0.34)      0.76       1.12
  Cumulative effect of change in method of
    accounting for income taxes......................        --         --       0.37
  Discontinued operations............................      0.07       0.05       0.21
  Net earnings (loss)................................     (0.27)      0.81       1.70
Dividends paid per common share......................      0.56       0.56       0.50
Financial position:
  Current assets.....................................   123,755    128,783    127,661
  Current liabilities................................    54,809     54,388     71,436
  Current ratio......................................   2.3 to 1   2.4 to 1    1.8 to 1
  Working capital....................................    68,946     74,395     56,225
  Term debt..........................................    13,815     15,015     15,497
  Guaranteed Employees' Stock Ownership Plan (RSP)
    obligation.......................................    25,002     26,880      3,697
  Property, plant, and equipment, net................    47,124     47,173     43,645
  Total assets.......................................   185,635    192,004    184,199
  Stockholders' equity...............................    86,622     88,277     86,819
  Return on average equity...........................       .2%       6.9%      13.1%
  Term debt percent of equity........................     15.9%      17.0%      17.8%
  Term debt percent of equity with Guaranteed
    Employees' Stock Ownership Plan (RSP) obligation.     44.8%      47.5%      22.1%
  Primary average number of common shares*****.......     6,351      6,375      6,357
  Fully diluted average number of common shares*****.     7,309      6,753      6,357
Capital expenditures and depreciation:
  Capital expenditures...............................     8,057     13,144     11,889
  Depreciation.......................................     7,315      7,125      6,685

See footnote explanations on page 13.

TOKHEIM CORPORATION AND SUBSIDIARIES
(Dollar amounts in thousands except amounts per share)

                                                         1987       1986

Operating results:
  Net sales..........................................  $192,174   $157,232
  Cost of products sold**............................   129,226    112,617
  Equity in net loss of unconsolidated affiliate.....        --         --
  Earnings (loss) before income taxes, cumulative
    effect of accounting change and
    discontinued operations..........................    16,696      8,463
  Earnings (loss) before income taxes, cumulative
    effect of accounting change and discontinued
    operations percent of sales......................      8.7%       5.4%
  Income taxes.......................................     5,519      2,799
  Earnings (loss) before cumulative effect of
    accounting change and discontinued operations....    11,177      5,664
  Cumulative effect of change in method of
    accounting for income taxes... ..................        --         --
  Earnings (loss) from continuing operations.........    11,177      5,664
  Total earnings from discontinued operations........        --         --
  Net earnings (loss)................................    11,177      5,664
  Net earnings (loss) percent of sales...............      5.8%       3.6%
  Dividends paid common..............................     3,188      3,176
  Dividends paid preferred...........................        --         --
Primary per share:
  Earnings (loss) from continuing operations
    before cumulative effect of accounting change....      1.68       0.85
  Cumulative effect of change in method of accounting
    income taxes.....................................        --         --
  Discontinued operations............................        --         --
  Net earnings (loss)................................      1.68       0.85
Fully diluted per share:
  Earnings (loss) from continuing operations
    before cumulative effect of accounting change....      1.68       0.85
  Cumulative effect of change in method of
    accounting for income taxes......................        --         --
  Discontinued operations............................        --         --
  Net earnings (loss)................................      1.68       0.85
Dividends paid per common share......................      0.48       0.48
Financial position:
  Current assets.....................................   114,185     94,212
  Current liabilities................................    54,723     37,008
  Current ratio......................................   2.1 to 1   2.5 to 1
  Working capital....................................    59,462     57,204
  Term debt..........................................    14,259      8,588
  Guaranteed Employees' Stock Ownership Plan (RSP)
    obligation.......................................     4,000      4,000
  Property, plant, and equipment, net................    37,137     33,967
  Total assets.......................................   161,596    130,531
  Stockholders' equity...............................    80,709     73,904
  Return on average equity...........................     14.4%       7.6%
  Term debt percent of equity........................     17.7%      11.6%
  Term debt percent of equity with Guaranteed
    Employees' Stock Ownership Plan (RSP) obligation.     22.6%      17.0%
  Primary average number of common shares*****.......     6,656      6,628
  Fully diluted average number of common shares*****.     6,656      6,628
Capital expenditures and depreciation:
  Capital expenditures...............................    10,053     10,745
  Depreciation.......................................     6,099      5,291

See footnote explanations on page 13.

TOKHEIM CORPORATION AND SUBSIDIARIES
(Dollar amounts in thousands except amounts per share)

                                                         1985       1984

Operating results:
  Net sales..........................................  $147,380   $157,520
  Cost of products sold**............................   101,448    108,002
  Equity in net loss of unconsolidated affiliate.....        --        433
  Earnings (loss) before income taxes, cumulative
    effective accounting change and
    discontinued operations..........................    18,119     22,267
  Earnings (loss) before income taxes, cumulative
    effect of accounting change and discontinued
    operations percent of sales......................     12.3%      14.1%
  Income taxes.......................................     7,097      9,318
  Earnings (loss) before cumulative effect of
    accounting change and discontinued operations....    11,022     12,516
  Cumulative effect of change in method of
    accounting for income taxes......................        --         --
  Earnings (loss) from continuing operations.........    11,022     12,516
  Total earnings from discontinued operations........        --         --
  Net earnings (loss)................................    11,022     12,516
  Net earnings (loss) percent of sales...............      7.5%       7.9%
  Dividends paid common..............................     3,174      2,632
  Dividends paid preferred...........................        --         --
Primary per share:
  Earnings (loss) from continuing operations
    before cumulative effect of accounting change....      1.67       1.90
  Cumulative effect of change in method of
    accounting for income taxes......................        --         --
  Discontinued operations............................        --         --
  Net earnings (loss)................................      1.67       1.90
Fully diluted per share:
  Earnings (loss) from continuing operations before
    cumulative effect of accounting change...........      1.67       1.90
  Cumulative effect of change in method of
    accounting for income taxes......................        --         --
  Discontinued operations............................        --         --
  Net earnings (loss)................................      1.67       1.90
Dividends paid per common share......................      0.48       0.40
Financial position:
  Current assets.....................................    85,802     83,559
  Current liabilities................................    28,652     26,754
  Current ratio......................................   3.0 to 1   3.1 to 1
  Working capital....................................    57,150     56,805
  Term debt..........................................     9,137     11,911
  Guaranteed Employees' Stock Ownership Plan (RSP)
    obligation.......................................        --         --
  Property, plant, and equipment, net................    26,679     22,771
  Total assets.......................................   117,144    109,046
  Stockholders' equity...............................    73,744     64,992
  Return on average equity...........................     16.3%      20.8%
  Term debt percent of equity........................     12.4%      18.3%
  Term debt percent of equity with Guaranteed
    Employees' Stock Ownership Plan (RSP) obligation.     12.4%      18.3%
  Primary average number of common shares*****.......     6,615      6,602
  Fully diluted average number of common shares*****.     6,615      6,602
Capital expenditures and depreciation:
  Capital expenditures...............................     7,716      6,949
  Depreciation.......................................     4,063      3,321

See footnote explanations on page 13.

    * Represents fiscal years' financial information reclassified for discontinued operations
   ** Includes product development expenses and excludes depreciation and amortization
  *** A component of long-term obligations in technical default classified as current
 **** Includes long-term obligations in technical default classified as current ***** Reflects three-for-two stock split in form of stock dividend in
      February, 1985

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Several factors impacted favorably upon Tokheim Corporation's results of operations for fiscal 1993 including an improvement in U.S. economic conditions which favorably impacted the domestic market for petroleum dispensing equipment, continued expansion in the international markets, customer acceptance of the Company's new Premier dispenser product line, and the benefit of restructuring and cost-reduction initiatives began in 1992.

A net loss of $5.9 million, or $1.09 per share, was incurred in 1993 versus a loss from continuing operations of $35.2 million (including $15.2 million of special charges), or $5.86 per share, in 1992 and a $23.1 million loss (including $7.9 million in special charges), or $3.96 per share in 1991.

Consolidated sales from continuing operations were $172.3 million, an increase of 6% from $162.1 million in 1992 and an increase of 3% from 1991 sales of $167.5 million. Domestic sales of petroleum dispensing equipment and systems increased 7.6% from $92.3 million in fiscal 1992 to $99.3 million in fiscal 1993. Fiscal 1992 sales from continuing operations of $162.1 million decreased 3% from $167.5 million in 1991. The decrease in that year was attributable to the downturn which occurred in the domestic petroleum equipment market, resulting from the combined effect of an ongoing recession in the United States and the diversion during the same period of significant portions of customers' capital budgets to adapt to costly environmental regulations.

International sales were $73.0 million in fiscal 1993, up 4.6% from fiscal 1992 sales of $69.8 million.

The combined domestic and international operations incurred an operating loss of $1.8 million in fiscal 1993 compared with an operating loss of $27.9 million in 1992 and $20.3 million in 1991.

The gross margin on product sales for 1993 was 22.9% which was up from the prior year's 20.9% due primarily to lower period manufacturing costs as a percent of sales. The gross margin on product sales for 1992 had decreased from the 1991 level of 21.5% due primarily to competitive pricing pressures and higher period manufacturing costs as a percent of sales due to the lower sales level of 1992 relative to 1991. Selling, general, and administrative expenses in fiscal 1993 decreased $3.3 million from 1992 due to cost-reduction initiatives implemented throughout the year. For the 1992 fiscal year, selling, general, and administrative expenses had decreased $0.6 million from 1991.

A significant portion of the prior year's reported loss was due to $15.2 million of special noncash charges and one-time costs associated with facility closings, consolidations, product rationalizations, employment reductions, and other actions taken to improve the longer-term operating performance of the Company. Fiscal 1991 included similar special charges of $7.9 million. There were no such special charges during fiscal 1993.

Results for fiscal year 1991 reflected a charge of $1.3 million for the final settlement of a liability arising from the termination of certain defined bene-fit pension plans. No similar costs were incurred in fiscal 1992 or 1993.

Net interest expense was $2.9 million in 1993, a $1.3 million decrease from 1992 due to a lower level of debt relative to the previous year. Interest expense in 1992 was $1.3 million higher than 1991 due to a higher weighted average interest rate relative to that year.

A net foreign currency exchange loss of $0.5 million was incurred in fiscal 1993 versus a net foreign currency gain of $0.7 million in 1992 and a foreign currency loss of $0.3 million in 1991. The fiscal 1993 losses were incurred primarily as a result of fluctuations in the exchange rate on intercompany balances between the Tokheim Corporation parent company and its foreign sub-sidiaries. The Company's long-term investment in foreign subsidiaries, when translated at fiscal 1993 conversion rates, resulted in a translation adjust-ment reflected as a $4.0 million charge to stockholders' equity in 1993. The comparable 1992 amount was $3.1 million.

In fiscal 1993, the Company sold its Garland, Texas plant and Newbern, Tennessee plant which had been idled through previous consolidation. Net proceeds were $1.7 million, and a net loss of $0.4 million was incurred on the transactions. In fiscal 1992, the Company sold its submerged pump product line and a manu-facturing facility located in Albion, Indiana for proceeds approximating $1.4 million and a net gain of $0.9 million.

A net loss of $5.9 million was incurred in 1993 versus a net loss of $24.9 million in 1992 and a net loss of $21.7 million in 1991. Fiscal 1993 operating earnings were favorably impacted principally by a $10.2 million increase in sales; an improved gross margin on product sales; lower selling, general, and administrative expenses; and reduced interest expenses. Fiscal 1992 operating earnings were principally impacted by a $5.4 million reduction in sales from continuing operations relative to 1991, a lower gross margin on product sales, $15.2 million in special charges, and higher interest expenses, mitigated in part by reduced depreciation and amortization costs, increased foreign currency gains, and a gain on the sale of discontinued operations.

The primary net loss per share of $1.09 was incurred in fiscal 1993 versus $4.23 in 1992 and $3.74 in 1991. The weighted average shares outstanding used in computing per share results were 6,940,000 in 1993 and 6,307,000 in 1992 and 1991.

Dividends on common stock aggregating $0.42 per share were paid in 1991. No dividends were paid on common stock in 1993 or 1992 in accordance with restrictive covenants under the Company's loan agreement. The number of stockholders as of November 30, 1993, was approximately 7,000. Inflation has not had a significant impact on the Company's results of operations.

The Company has been designated as a "potentially responsible party" (PRP) in five governmental actions associated with hazardous waste sites falling under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). Such actions seek recovery of certain cleanup costs. While the Company is currently unable to predict the outcome of these matters and cannot reliably determine estimates of specific amounts to accrue for these contin-gencies, the Company has attempted, where possible, to estimate a range of costs which may accrue from contingencies, relating to the Company's having been named as a PRP.

Dates upon which the Company received notice as a PRP range from January, 1988 to January, 1992. The Company is a "de minimis" party in two of these sites and has accrued total anticipated cleanup costs of $25,000. The full possible range of anticipated costs may run from $10,000 to $50,000, in the aggregate, for both of the de minimis sites. Remediation studies have been completed at two of the remaining sites. The estimated aggregate cost for total remedial action for all PRPs in response to the contamination of these two additional sites range from $42 million to $67 million. The Company currently accrues approximately $150,000 in legal costs annually in connection with the defense of its position in connection with these two sites. Experts retained by the Company have been unable to advise the Company on the range of its potential responsibility for these sites.

With respect to the fifth and final site involving potential groundwater contamination, the PRPs have agreed to connect eight individual homeowners in the municipality to the city water supply and are negotiating with the EPA as to the testing to be performed on the property each PRP owns in the area to ascertain whether the PRP should continue as such or be released from the PRP group. The Company has not yet formulated the range of costs likely to be encountered in the event its property is contaminated.

Tokheim has accrued all anticipated legal expenses and other costs that, in its best estimate, will be incurred in the process of participating as a PRP in the above matters. In addition, the Company is reviewing its insurance policies for coverage during the relevant periods and also the potential for remedies against previous owners of the property with legal counsel. The Company is unable to predict the outcome of these matters and cannot reliably determine estimates of additional amounts to accrue for these contingencies as the actual cost of remedial actions has not been determined and the method of allocation of liability among all PRPs who may ultimately be found liable remains uncertain.

During 1992, in accordance with its plan to refocus on its core business, the Company divested of its Controls segment through the sale of its National Controls Corporation subsidiary and the assets of its Tokheim Automation Corporation subsidiary. Net proceeds of $18.7 million were generated, and an aggregate net gain of $9.0 million was realized from the sales of these discontinued operations. Earnings from these discontinued operations were $1.3 million and $1.4 million in 1992 and 1991, respectively.

In the first quarter of 1994, the Company must adopt a mandatory accounting change pursuant to Statement of Financial Accounting Standards (SFAS) 106 which governs accounting for nonpension retiree benefit costs. SFAS 106 requires companies to project the future cost of providing retiree medical, dental, and life insurance benefits and recognize that cost as benefits are earned during the employee's career. In Tokheim's case, the actuarily determined liability approximates $13 million which can either be recorded as a one-time noncash accounting adjustment or amortized over a period not to exceed 20 years. Tokheim is currently reviewing the two alternatives. Adoption of this new accounting standard has no cash flow effect nor does it represent a change, with respect to previous fiscal years, in the benefit levels provided to employees.

LIQUIDITY AND CAPITAL RESOURCES

On May 29, 1992, the Company entered into a Credit, Agency, and Guaranty Agreement with a consortium of banks consolidating $45 million and $2.5 million of existing, previously unsecured short-term loans and standby letters of credit, respectively, as well as $32.2 million of long-term debt agreements.
In addition, the agreement provided for $9.7 million of revolving credit during the period beginning June 1, 1992 through January 31, 1993. The agreement contains a pledge of substantially all of the Company's assets. In addition, it contains a provision that net proceeds, or portions thereof, from certain potential sales of assets, operations, or Company securities and excess cash flow are to be applied as a permanent reduction of the loans. Loan reduction in 1993 aggregated approximately $13.4 million and in 1992 approximately $26.9 million as discussed below.

Availability of additional revolving credit is subject to borrowing base requirements and compliance with covenants as described below. The Company was in full compliance with all covenants as of November 30, 1993.

Restrictions and financial covenants of the agreement include those related to indebtedness, net worth, and capital expenditures. The agreement prohibits the payment of cash dividends on common stock over the life of the agreement. Management believes that the Company's operating and financial prospects are such that covenants can be met throughout the remainder of the agreement.

The agreement, which had an original maturity date of April 15, 1994, has been extended to December 1, 1994. Extension of loans beyond the term of the agreement is at the discretion of each participant lender. The Company is currently evaluating refinancing alternatives.

Cash used in operations was $5.0 million in 1993 compared to cash provided from operations of $7.4 million in 1992 and $0.6 million used in operations in 1991. The decrease in 1993 relative to the previous year reflects the heavy concen-tration of sales during the last two months of 1993. Fiscal 1993 cash flow was also impacted by outflows related to expenses which had been accrued in the previous fiscal year primarily related to the restructuring of the Company.

The Company's investing activities are generally for capital expenditures which have amounted to $2.5 million in 1993, $2.0 million in 1992, and $6.9 million in 1991. In 1993, the Company received proceeds from sale of property, plant, and equipment of $2.4 million versus $1.8 million in 1992 and $0.6 million in 1991. In addition, the Company received net proceeds from sale of discontinued operations of $18.7 million in 1992. At November 30, 1993, no significant contractual commitments existed for future capital expenditures. Further, the Company plans to avoid significant contractual commitments for capital expenditures through fiscal 1994.

Financing activities in 1993 included issuance of 1,283,000 shares of common stock in a private placement of shares with institutional investors raising a net of $11.5 million of new equity capital. The Company reduced its debt by $13.4 million which aggregated $44.5 million at November 30, 1993 versus $57.9 million and $84.7 million at the end of fiscal years 1992 and 1991, respectively. Peak short-term borrowings were $25.0 million in 1993 and $48.0 million in both 1992 and 1991. The weighted average interest rate for these borrowings was approximately 8.9% in 1993, 8.3% in 1992, and 6.7% in 1991. Preferred stock dividends paid in fiscal 1993 and 1992 were $1.7 million and $1.8 million, respectively. Common and preferred stock dividends aggregated $4.5 million in 1991.

Cash and cash equivalents at November 30, 1993 aggregated $9.1 million versus $15.5 million and $14.9 million at November 30, 1992 and 1991, respectively.

The Company has guaranteed loans to its Retirement Savings Plan (RSP) in the amounts of $19.2 million, $21.3 million and $23.2 million at November 30, 1993, 1992, and 1991, respectively. The Company has guaranteed a $25 per share value for its convertible preferred stock. At conversion, the Company is responsible for any difference between the market value of the underlying common stock and the $25 guaranteed value of the preferred stock. At November 30, 1993, this difference aggregated $3.3 million. Total interest-bearing debt as a percent of equity for 1993 was 132% compared to 202% for 1992 and 140% for 1991.

In summary, the Company believes that it has adequate financial resources, both from internal and external sources, to meet its liquidity needs through the term of its existing credit agreement. The Company is currently pursuing a refinancing of the debt applicable to this agreement which it expects to complete in 1994.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENT OF EARNINGS AND RETAINED EARNINGS

TOKHEIM CORPORATION AND SUBSIDIARIES
FOR THE YEARS ENDED NOVEMBER 30, 1993, 1992, and 1991
(Amounts in thousands)
                                                         1993        1992        1991
                                                       --------    --------    --------
Net sales............................................  $172,306    $162,089    $167,522
Cost of sales, exclusive of items listed below.......   132,793     128,155     131,486
Selling, general, and administrative expenses........    36,106      39,441      39,991
Depreciation and amortization........................     5,233       7,202       8,420
Special charges......................................        --      15,153       7,900
Interest expense (net of interest income of
  $369; $853; and $1,191, respectively)..............     2,890       4,169       2,890
Equity in net loss of unconsolidated affiliate.......        --          --        (754)
Foreign currency gains (losses)......................      (453)        726        (330)
Other income (expense), net..........................      (576)     (2,496)      2,295

Loss before income taxes and discontinued operations.    (5,745)    (33,801)    (21,954)
Income taxes.........................................       122       1,383       1,194

Loss before discontinued operations..................    (5,867)    (35,184)    (23,148)

Discontinued operations:
  Earnings from discontinued operations..............        --       1,280       1,402
  Gain on sale of discontinued operations............        --       8,998          --
  Total earnings from discontinued operations........        --      10,278       1,402
Net loss.............................................    (5,867)    (24,906)    (21,746)
Preferred stock dividends ($1.94 per share)..........     1,663       1,790       1,831
Loss applicable to common stock......................    (7,530)    (26,696)    (23,577)
Retained earnings, beginning of year.................    31,733      58,429      84,655
Treasury stock transactions..........................    (1,374)         --          --
                                                         22,829      31,733      61,078

Common stock dividends ($.42 per share in 1991)......        --          --       2,649
Retained earnings, end of year.......................  $ 22,829     $31,733     $58,429

Earnings (loss) per common share:
    Continuing operations............................  $  (1.09)    $ (5.86)    $ (3.96)
    Discontinued operations..........................        --        1.63        0.22
    Net loss.........................................  $  (1.09)    $ (4.23)    $ (3.74)

    Weighted average shares outstanding..............     6,940       6,307       6,307

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET

TOKHEIM CORPORATION AND SUBSIDIARIES
AS OF NOVEMBER 30, 1993 AND 1992
(Amounts in thousands)

ASSETS
                                                       1993        1992
                                                     --------     -------
Current assets:
  Cash and cash equivalents........................  $  9,097     $15,517
  Accounts receivable, less allowance for doubtful
    accounts of $1,267 and $1,795, respectively....    36,644      30,455

  Inventories:
    Raw materials and supplies.....................     6,295       6,101
    Work in process................................    22,864      25,438
    Finished goods.................................     8,644       6,167
                                                       37,803      37,706

      Less amounts necessary to reduce
          certain inventories to LIFO method.......     2,932       2,761
                                                       34,871      34,945
  Prepaid expenses.................................     2,527       2,389
      Total current assets.........................    83,139      83,306



Property, plant, and equipment, at cost:
  Land and land improvements.......................     3,133       3,396
  Buildings and building improvements..............    20,940      24,834
  Machinery and equipment..........................    54,995      57,718
  Construction in progress.........................     1,361         740
                                                       80,429      86,688
  Less accumulated depreciation....................    51,425      53,837
                                                       29,004      32,851



Other noncurrent assets and deferred charges.......     4,922       5,431
                                                     $117,065    $121,588

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET (CONTINUED)

TOKHEIM CORPORATION AND SUBSIDIARIES
AS OF NOVEMBER 30, 1993 AND 1992
(Amounts in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                        1993        1992
                                                     --------     --------
Current liabilities:
  Current maturities of long-term debt.............  $  1,237     $   955
  Notes payable to banks...........................    18,684      27,986
  Accounts payable.................................    19,333      13,088
  Accrued expenses.................................    14,471      15,723
      Total current liabilities....................    53,725      57,752
Long-term debt, less current maturities............     5,374       7,674
Guaranteed Employees' Stock Ownership Plan (RSP)
  obligation.......................................    19,206      21,280
Minimum pension liability..........................     3,348       2,978
Other long-term liabilities........................       150         757
Deferred income taxes..............................     1,622       2,526
                                                       83,425      92,967

Redeemable convertible preferred stock, at
  liquidation value of $25 per share, 1,700
  shares authorized, 960 shares issued.............    24,000      24,000
Guaranteed Employees' Stock Ownership Plan (RSP)
  obligation.......................................   (17,533)    (19,201)
Treasury stock, at cost, 112 and 66
  shares, respectively.............................    (2,789)     (1,658)
                                                        3,678       3,141

Preferred stock, no par value; 5,000 shares
  authorized and unissued..........................        --          --
Common stock, no par value; 30,000 shares
  authorized, 7,942 shares issued..................    19,594       8,258
Guaranteed Employees' Stock Ownership Plan (RSP)
  obligation.......................................    (1,673)     (2,079)
Minimum pension liability..........................    (3,348)     (2,978)
Foreign currency translation adjustments...........    (4,037)     (3,119)
Retained earnings..................................    22,829      31,733
                                                       33,365      31,815
Treasury stock, at cost, 191 and 352
  shares, respectively.............................    (3,403)     (6,335)
                                                       29,962      25,480
                                                     $117,065    $121,588

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

TOKHEIM CORPORATION AND SUBSIDIARIES
FOR THE YEARS ENDED NOVEMBER 30, 1993, 1992, AND 1991
(Amounts in thousands)
                                                       1993        1992        1991
                                                     --------   ---------   ---------
Cash Flows From Operating Activities:
  Net loss.........................................  $(5,867)   $(24,906)   $(21,746)
  Adjustments to reconcile net loss to net cash
      provided from (used in) operations:
        Depreciation and amortization..............    5,233       8,107       8,978
        (Gain) loss on sale of property,
          plant, and equipment.....................      446        (707)       (803)
        Gain on sale of discontinued operations....       --      (8,998)         --
        Asset impairment...........................       --       9,025          --
        Deferred income taxes......................     (830)        521         (42)
        Receivables, net...........................   (7,999)      3,632       7,380
        Inventories................................     (590)     12,055       2,673
        Prepaid expenses...........................     (202)       (497)        913
        Accounts payable...........................    7,277       2,528       2,827
        Accrued Expenses...........................   (4,223)      2,730        (773)
        U.S. and foreign income taxes..............      759        (213)     (1,548)
        Other......................................      957       4,083       1,517

  Net cash provided from (used in) operations......   (5,039)      7,360        (624)

Cash Flows From Investing And Other Activities:
  Property, plant, and equipment additions.........   (2,503)     (2,045)     (6,910)
  Proceeds from sale of property, plant,
    and equipment..................................    2,427       1,760         643
  Net proceeds from sale of discontinued
    operations.....................................       --      18,690          --
  Advances to an equity affiliate..................       --          --        (754)

  Net cash provided from (used in) investing
    and other activities..........................       (76)     18,405      (7,021)

Cash Flows From Financing Activities:
  Proceeds from term borrowing.....................       --         793          20
  Payments on term borrowing.......................   (2,176)     (2,730)     (1,524)
  Increase (decrease) notes payable, banks.........   (9,166)    (19,846)     19,916
  Net proceeds from issuance of common stock.......   11,485          --          --
  Treasury stock purchased.........................   (1,212)     (1,098)       (530)
  Treasury stock issued............................    1,639         128          16
  Cash dividends...................................   (1,663)     (1,790)     (4,480)

  Net cash provided from (used in) financing
    activities.....................................   (1,093)    (24,543)     13,418

Effect of Translation Adjustment on Cash...........     (212)       (569)       (420)

Cash and Cash Equivalents:
  Increase (decrease) in cash......................   (6,420)        653       5,353
  Beginning of year................................   15,517      14,864       9,511

  End of year......................................  $ 9,097     $15,517     $14,864

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars amounts in thousands except dollars per share)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Tokheim Corporation and all of its wholly owned and majority owned subsidiaries.

TRANSLATION OF FOREIGN CURRENCY -- The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency, except for the Brazilian subsidiary in 1992 and 1991. Revenues and expenses of such subsidiaries have been translated at average exchange rates. Assets and liabilities have been translated at year-end rates of exchange. Translation gains and losses are being deferred as a separate component of stockholders' equity, unless there is a sale or liquida-tion of the underlying foreign investments. The Company has no present plans for the sale or liquidation of significant investments to which these deferrals relate. In 1992 and 1991, the Company's subsidiary in Brazil operated in a hyper-inflationary economy. Accordingly, the U.S. dollar was deemed to be the functional currency of this subsidiary and all translation gains and losses were included in determining net earnings. Exchange losses incurred by the Brazilian subsidiary were partially offset by the monetary correction inherent in the interest earned on invested working capital. Aggregate foreign currency transaction gains and losses are included in determining net earnings.

INVENTORY VALUATION -- Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for the major portion of United States inventories and the first-in, first-out (FIFO) method for most other inventories.

Inventories valued using the LIFO method amounted to approximately $28,055 and $24,708 on a FIFO basis at November 30, 1993 and 1992, respectively.

PROPERTY AND DEPRECIATION -- Depreciation of plant and equipment is determined generally on a straight-line basis over the estimated useful lives of the assets.

For income tax purposes, accelerated depreciation methods are used where permitted or required.

SOFTWARE DEVELOPMENT COSTS -- Amortization of capitalized software costs is provided over the estimated economic useful life of the software product on a straight-line basis, generally three years. Unamortized software costs included in other noncurrent assets were $296 and $728 at November 30, 1993 and 1992, respectively. The amounts amortized and charged to expense in 1993, 1992, and 1991 were $382; $1,438; and $1,734, respectively. In addition, the Company wrote off $2,526 of previously capitalized software development costs in con-nection with a product rationalization in 1992.

All other product development and product support expenditures are charged to expense in the period incurred. These expenses from continuing operations amounted to $8,625; $10,485; and $11,064 in 1993, 1992, and 1991,
respectively.

INCOME TAXES -- The Company has adopted the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards (SFAS) No. 96, "Accounting for Income Taxes."

POSTRETIREMENT BENEFITS -- The Company and its subsidiaries have several retirement plans covering most of their employees, including certain employees in foreign countries. Charges to operations for the cost of the Company's retirement plans including the Retirement Savings Plan (RSP) were $2,675 in 1993; $2,521 in 1992; and $2,022 in 1991.

In addition to pension benefits, the Company provides certain postretirement medical and life insurance benefits, principally to certain United States employees. Retirees in other countries are generally covered by government-sponsored programs. In the first quarter of fiscal 1994, the Company must adopt SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". This Statement requires accounting for these benefits on an accrual basis rather than the prevalent cash basis. The transition obligation may be recognized immediately as an accounting change or on a delayed basis over 20 years. The Company's transition obligation is estimated to be $13 million, and it is currently evaluating the method of adopting the new standard.

The total cost of providing health benefits to both active employees and retirees and the number of of active employees and retirees covered by the plan are as follows:
                                     1993            1992            1991
                                   --------        --------        --------
Total cost of health
  benefits provided.........        $5,523          $4,594          $4,025

Active employees............         1,018           1,230           1,153

Retirees....................           161             133             133

STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS -- SFAS No. 109, "Accounting for Income Taxes," is effective for fiscal years beginning after December 15, 1992, and SFAS No. 112, "Employers' Accounting for Postemployment Benefits," is effective for fiscal years beginning after December 15, 1993. In the opinion of management, these statements will not materially impact the Company's financial position or results of operations.

PRODUCT WARRANTY COSTS -- Anticipated costs related to product warranty are expensed in the period of sales.

CASH FLOWS -- For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of 30 days or less to be cash equivalents.

Supplemental disclosures of cash flow information:

                                              1993        1992       1991
                                            --------    --------   --------
    Cash paid during the year for:
        Interest...........................  $3,273      $4,388     $3,455
        Income taxes......................    1,352       1,295      4,018

In 1993, the Company recorded noncash transactions totaling $1,374 primarily related to the issuance of common treasury stock in settlement of Retirement Savings Plan distributions and a $1,400 adjustment to certain assets and liabilities in connection with the corporate restructuring.

In 1991, the Company recorded a noncash gain of $850 in connection with the settlement of a dispute with an equipment manufacturer.

RECLASSIFICATION -- Certain prior amounts in these financial statements have been reclassified to conform with the current presentation.

2. ACCRUED EXPENSES

Accrued expenses consisted of the following at November 30, 1993 and 1992:

                                                   1993        1992
                                                ---------   ---------

Salaries, wages, and commissions..............  $   2,893   $   2,378
Compensated absences..........................      2,695       2,538
Retirement plan contributions.................        919       1,523
Warranty......................................      2,019       1,994
Taxes, other than United States and
  foreign income taxes........................      1,185       1,154
Insurance.....................................      1,196         951
Other.........................................      3,564       5,185
                                                $  14,471   $  15,723
3. NOTES PAYABLE TO BANKS

Notes payable to banks as of November 30, 1993, totaled $18,684 at a weighted average annual interest rate of 8.9% compared with $27,986 at a weighted average annual interest rate of 8.3 percent at November 30, 1992. The range of domestic and foreign rates at November 30, 1993 and 1992, were 8.0% to 12.8%. Bank lines of credit available under the secured credit agreement amounted to $2,487 and $9,700 at November 30, 1993 and 1992, respectively.

On May 29, 1992, the Company executed a Credit, Agency, and Guaranty Agreement with a consortium of banks to consolidate previously unsecured short-term loans, standby letters of credit, and certain long-term debt agreements. The agreement as amended matures December 1, 1994, and contains a pledge of all the unencum-bered domestic assets of the Company and its subsidiaries, including but not limited to accounts receivable, inventory, equipment, and real estate; a second lien on all other domestic assets as available; a pledge of the common stock of each domestic subsidiary and a guarantee of debt by each domestic subsidiary; a pledge of a portion of the common stock of the Company's foreign subsidiaries and negative pledges of the remaining common stock and all unencumbered assets of the foreign subsidiaries. Net proceeds, or portions thereof, from certain potential sales of assets, operations, or Company securities must be applied as a permanent reduction of the loan facility. The agreement contains restrictions and financial covenants including those relating to indebtedness, net worth, and capital expenditures and prohibits the payment of cash dividends on common stock over the life of the agreement. The Company is required to maintain funds on deposit in a cash collateral account in an amount equal to the face amount of certain letters of credit which approximated $1,269 and $233 at November 30, 1993 and 1992, respectively.

Any extension of the agreement beyond December 1, 1994, is at the discretion of the lenders. The Company is currently pursuing a refinancing of the debt applicable to this agreement which it expects to complete in 1994.

4.  TERM DEBT AND GUARANTEED EMPLOYEES' STOCK OWNERSHIP PLAN
    (RSP) OBLIGATION

Term debt at November 30, 1993 and 1992 consisted of the following:
                                                                     1993      1992
                                                                   --------  --------
  Industrial Revenue Bonds, variable rate, maturing
    $500 semiannually through 1999, rate of
    2.7% at November 30, 1993 (a)(b)...........................    $ 5,500     $6,000
  German Bonds, 3.5% to 6.1%, maturing $9 to $41,
    due in semiannual installments through 1998 (a)(b).........        419        498
  Note payable, variable rate, due in monthly installments
    ranging from $3 to $17 through 1998, rate of 16.75%
    at November 30, 1993.......................................        389         --
  Industrial Revenue Bonds, 5.5% to 6.4% maturing
    $35 to $45, due in quarterly and annual
    installments through 1994 (a)..............................         35        110
  9% Industrial Revenue Bonds..................................         --      1,475
  12% note payable.............................................         --        155
  Other, 3% to 14% (a).........................................        268        391
                                                                     6,611      8,629
  Less:  Current maturities....................................      1,237        955
                                                                   $ 5,374     $7,674

Guaranteed Employees' Stock Ownership Plan (RSP) obligation at November 30,
1993 and 1992 consisted of the following:
                                                                     1993      1992
                                                                   --------  --------
  Guaranteed Employees' Stock Ownership Plan (RSP)
    obligation, 8.2% maturing $1,506 to $2,845
    quarterly through 2001 (b).................................    $17,533   $19,201

  Guaranteed Employees' Stock Ownership Plan (RSP)
    obligation, at prime interest rate maturing
    $303 to $484 annually through 1997, rate of 5.5%
    at November 30, 1993 (b)...................................      1,673     2,079
                                                                   $19,206   $21,280

  (a) Aggregate cost of plant and equipment pledged as collateral under revenue bonds and lease obligations is $10,563.
  (b) Per the Credit, Agency, and Guaranty Agreement as described in Note 3, the term obligation matures on December 1, 1994. Any extension of the agreement beyond December 1, 1994, is at the discretion of the lenders. The Company is currently pursuing a refinancing of the debt applicable to this agreement.

Aggregate scheduled maturities of the above term debt and Guaranteed Employees' Stock Ownership Plan (RSP) obligation during the ensuing five years approximate $3,467; $21,923; $127; $139; and $144, respectively.

5.  STOCK OPTION PLANS

The Company has three separate Stock Option Plans, as outlined below:

1992 STOCK INCENTIVE PLAN (SIP)
- ---------------------------------

This plan contains both incentive stock options (ISO's) and nonqualified stock options (NSO's). The price of each share under this Plan for an ISO or NSO shall not be less than the fair market value of Tokheim Common Stock on the date the option is granted.

Options granted under this Plan become exercisable at the rate of approximately 25% of the total options granted per year beginning one year after the grant date. No option expires later than 10 years from the date on which it was granted.

1982 Incentive Stock Option Plan (ISOP) and
1982 Unqualified Stock Option Plan (USOP)
- ---------------------------------------------

Effective January 21, 1992, no additional options could be granted under these plans. No option expires later than 10 years from the date on which it was granted.

The price of the each share under the ISOP was not less than the fair market value of Tokheim Common Stock on the date the option was granted and under the USOP was not less than 85% of the fair market value of Tokheim Common Stock on the date the option was granted.

Options granted under the respective plans during 1993, 1992, and 1991, are as follows:

               1992 Stock Incentive Plan
     Year of   -------------------------     1982          1982
      Grant      ISO          NSO            ISOP          USOP
     -------   -------      --------         ----          ----
      1993     275,162       41,288             --            --
      1992          --       70,000        245,475            --
      1991          --           --         19,500        36,000

Subsequent to November 30, 1993, an additional 14,000 ISO option shares were granted under the SIP at an option price of $11.9375 per share. These shares become exercisable starting in fiscal year 1995.

The following table sets forth the status of all outstanding options at
November 30, 1993:
                Option                   Exercisable         Total
               Price Per   Options     In The Next One      Options
                Share     Exercisable   To Four Years     Outstanding
               --------   -----------  ---------------    -----------
               $20.0000      34,250             --          34,250
               $12.7500       5,000             --           5,000
               $12.3750       3,000             --           3,000
               $12.2500       1,000             --           1,000
               $12.1250       7,000             --           7,000
               $11.3100      36,000             --          36,000
               $ 9.3750          --         26,500          26,500
               $ 8.8800     132,028             --         132,028
               $ 7.8750       5,000         10,000          15,000
               $ 7.7500      15,000         15,000          30,000
               $ 6.8750       5,000         10,000          15,000
               $ 6.8125          --        260,950         260,950

                            243,278        322,450         565,728

Transactions in stock options under these plans are summarized as follows:
                                            Shares
                                            Under
                                            Option          Price Range
                                           -------        ----------------
Outstanding, November 30, 1990........     252,650        $14.75 -  $32.00

Granted...............................      55,500        $11.31 -  $12.38
Exercised.............................          --
Cancelled or expired..................     (57,425)       $14.75 -  $32.00

Outstanding, November 30, 1991........     250,725        $11.31 -  $24.88

Granted...............................     315,475         $6.88 -   $8.88
Exercised.............................          --
Cancelled or expired..................    (221,450)        $8.63 -  $24.88

Outstanding, November 30, 1992........     344,750         $8.88 -  $20.00

Granted...............................     316,450         $6.81 -   $9.38
Exercised.............................     (14,797)        $8.88 -   $8.88
Cancelled or expired..................     (80,675)        $7.75 -  $20.00

Outstanding, November 30, 1993........     565,728         $6.81 -  $20.00

Reserved for options:                       Shares
- --------------------------------------------------
   November 30, 1991..................     276,575
   November 30, 1992..................     182,550
   November 30, 1993..................     296,775

6.  COMMON AND PREFERRED STOCK

Changes in common stock and common treasury stock are shown below:

                                    Common Stock        Common Treasury Stock
                                -------------------     ---------------------
                                 Shares      Amount       Shares      Amount
                                 ------      ------       ------      ------
Balance, November 30, 1990....  6,659,000   $ 8,266       353,000     $6,353
Incentive shares issued.......        --         (6)       (1,000)       (16)

Balance, November 30, 1991....  6,659,000     8,260       352,000      6,337
Incentive shares issued.......        --         (2)           --         (2)

Balance, November 30, 1992....  6,659,000     8,258       352,000      6,335

Shares issued in private
  placement...................  1,283,000    11,485            --         --
Shares purchased..............         --        --         7,000         81
Stock options exercised.......         --      (149)      (15,000)      (265)
Redemption of preferred stock.         --        --      (132,000)    (2,368)
Employee termination benefits.         --        --       (21,000)      (380)

Balance, November 30, 1993....  7,942,000   $19,594       191,000     $3,403


Changes in preferred stock and preferred treasury stock are shown below:

                                                              Preferred
                                  Preferred Stock           Treasury Stock
                                 ------------------       ------------------
                                 Shares      Amount       Shares      Amount
                                 ------      ------       ------      ------

Balance, November 30, 1990....   960,000    $24,000         6,000     $  156
Shares redeemed...............        --         --        21,000        530

Balance, November 30, 1991....   960,000     24,000        27,000        686
Shares redeemed...............        --         --        39,000        972

Balance, November 30, 1992....   960,000     24,000        66,000      1,658
Shares redeemed...............        --         --        46,000      1,131

Balance, November 30, 1993....   960,000    $24,000       112,000     $2,789

In September, 1993 the Company issued an additional 1,283,000 shares of common stock through a private placement offering, resulting in net proceeds of approximately $11,485.

On July 10, 1989, the Company sold 960,000 shares of convertible cumulative preferred stock to the Trust of the Company's Retirement Savings Plan (RSP) at the liquidation value of $25 per share or $24,000. The preferred shares have a dividend rate of 7.75%. The Trustees, who hold the preferred shares, may elect to convert each preferred share to one common share in the event of redemption by Tokheim, certain consolidations or mergers of Tokheim, or a redemption by the Trustees which is necessary to provide for distributions under the RSP. A participant may elect to receive a distribution from the RSP in cash or common stock. If redeemed by the Trustees, the Company is responsible for purchasing the preferred shares at the $25 floor value. The Company may elect to pay the redemption price in cash or an equivalent amount of common stock. At November 30, 1993, the difference between the floor value and the market value of the underlying common stock aggregated $3,322.

7.  EARNINGS PER SHARE

Primary earnings per share are based on the weighted average number of shares outstanding during each year and the assumed exercise of dilutive employees' stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock.

The following table presents information necessary to calculate earnings per share for fiscal years ended November 30, 1993, 1992, and 1991:

                                        1993        1992       1991
                                      --------    --------   --------
Shares outstanding (in thousands):
   Weighted average outstanding......    6,891       6,307      6,307
   Share equivalents.................       49          --         --
   Adjusted outstanding..............    6,940       6,307      6,307

Net earnings (loss):
   Continuing operations.............  $(5,867)   $(35,184)  $(23,148)
   Discontinued operations...........       --      10,278      1,402
   Net loss..........................   (5,867)    (24,906)   (21,746)
   Less preferred stock dividend.....   (1,663)     (1,790)    (1,831)
   Loss applicable to common stock...  $(7,530)   $(26,696)  $(23,577)

Net earnings (loss) per common share:
   Continuing operations.............  $ (1.09)   $  (5.86)  $  (3.96)
   Discontinued operations...........       --        1.63       0.22
   Net loss per common share.........  $ (1.09)   $  (4.23)  $  (3.74)

For 1993, 1992 and 1991, fully diluted earnings per share is considered to be the same as primary earnings per share, since the effect of certain potentially dilutive securities would be antidilutive.

8.  FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

Consolidated foreign currency translation adjustments are as follows:

                                                 1993      1992
                                               --------  --------
Foreign currency translation adjustments,
  beginning of year..........................  $(3,119)   $    97
Current year adjustments.....................     (918)    (3,216)

Foreign currency translation adjustments,
   end of year...............................  $(4,037)   $(3,119)

The adjustments represent principally the effect of changes in the current rate of exchange from the beginning of the year to the end of the year in translating the net assets, including certain intercompany liabilities of foreign subsidiaries.

9.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for 1993 and 1992 is as follows:

                                1st       2nd       3rd       4th
                              Quarter   Quarter   Quarter   Quarter    Total
                              -------   -------   -------   -------   -------
1993
- ----
Net sales..................  $31,949   $44,679   $41,386   $54,292   $172,306
Cost of products sold*.....   25,778    33,803    32,708    40,504    132,793
Net earnings (loss)........   (5,201)   (1,116)   (1,938)    2,388     (5,867)
Earnings (loss) per share:
  Primary:
    Net earnings (loss)....    (0.89)    (0.24)    (0.33)     0.25      (1.09)
  Fully diluted:
    Net earnings (loss)....    (0.89)    (0.24)    (0.33)     0.22      (1.09)

1992
- ----
Net sales..................  $40,347   $39,876   $36,541   $45,325   $162,089
Cost of products sold*.....   30,210    31,367    31,545    35,033    128,155
Loss from continuing
   operations..............   (1,957)   (7,695)  (22,879)** (2,653)   (35,184)
Earnings (loss) from
   discontinued operations.      526       771     9,117***   (136)    10,278
Net loss...................   (1,431)   (6,924)  (13,762)   (2,789)   (24,906)
Earnings (loss) per share:
  Primary:
    Continuing operations..    (0.38)    (1.29)    (3.70)    (0.49)     (5.86)
    Discontinued operations     0.08      0.12      1.45     (0.02)      1.63
    Net loss...............    (0.30)    (1.17)    (2.25)    (0.51)     (4.23)
  Fully diluted:
    Continuing operations..    (0.38)    (1.29)    (3.70)    (0.49)     (5.86)
    Discontinued operations     0.08      0.12      1.45     (0.02)      1.63
    Net loss...............    (0.30)    (1.17)    (2.25)    (0.51)     (4.23)

     * Includes product development expenses and excludes depreciation and amortization.
    ** 1992 3rd Quarter loss from continuing operations reflects pretax special charges of $15,153.
   *** 1992 3rd Quarter earnings from discontinued operations reflect a pretax gain on the sale of discontinued operations of $8,998.

10.  INCOME TAXES

Earnings (loss) before income taxes and discontinued operations consist of the following:

                                                 1993      1992       1991
                                               --------  ---------  ---------
Domestic.....................................  $(5,842)  $(31,843)  $(25,118)
Foreign......................................       97     (1,958)     3,164
                                               $(5,745)  $(33,801)  $(21,954)

Income taxes (benefit) consist of the following:

                                                 1993       1992      1991
                                               --------   --------  --------
Current:
   Federal ..................................  $    --    $    --    $  (701)
   State.....................................      723        254         19
   Foreign...................................       49        478      2,818
   Less discontinued operations..............       --       (133)      (904)
Deferred:
   Federal...................................       --        683        365
   Foreign...................................     (650)       980       (244)
   Less discontinued operations..............       --       (879)      (159)
                                               $   122    $ 1,383    $ 1,194

The nature of temporary differences giving rise to deferred income taxes (benefit) and the tax effect of each are as follows:

                                                 1993       1992       1991
                                               --------   --------   --------
Federal:
   Depreciation..............................  $   149    $  (117)   $  (401)
   Warranty costs............................      (14)       141        (80)
   Provision for doubtful accounts...........       38       (140)      (145)
   Pension costs.............................      (37)      (122)      (182)
   Inventory reserves........................     (717)     1,131       (242)
   Equity in net loss of unconsolidated
      affiliate..............................       --         --      2,064
   Insurance reserves........................      (54)       (40)      (129)
   Alternative minimum tax credits...........       --         --        355
   Restructuring charge......................    1,060       (961)       513
   Software development costs................     (112)    (1,241)       150
   Net operating loss carryforward...........       --         --     (1,113)
   Deferred tax benefit not recognized.......        4      2,130         --
   Other.....................................     (317)       (98)      (425)
      Deferred federal income taxes
          (benefit)............................$    --    $   683    $   365
      Less net items from
           discontinued operations...........       --       (879)      (159)
      Deferred federal income taxes
           (benefit) from continuing
           operations..........................$    --    $  (196)   $   206

Foreign:
    Repatriation of foreign earnings.........  $  (500)   $   705    $    --
   Other.....................................     (150)       275       (244)
                                               $  (650)   $   980    $  (244)

A reconciliation of the reported tax expense (benefit) from continuing operations and the amount computed by applying the statutory United States federal income tax rate of 34% to earnings before income taxes is as follows:


                                                 1993      1992        1991
                                               --------  --------    --------
Computed "expected" tax benefit..............  $(1,953)  $(11,492)   $(7,464)
Increase (decrease) in taxes resulting from:
   State income taxes net of federal tax
      benefit................................      477         80         13
   Tax effect of dividends paid on stock
      held in Retirement Savings Plan (RSP)..     (565)      (607)      (650)
   Realization of loss carryback at
      less than 34%..........................       --         --      1,322
   Difference in foreign and U.S. tax rates..      (37)       186        322
   Earnings with no current tax
    benefit(expense):
      Domestic...............................    1,339     13,376      5,274
      Foreign................................     (219)       786      1,139
   Repatriation of foreign earnings..........      677        705        876
   Write-off of investment
      in foreign subsidiary..................       --     (2,229)        --
   Miscellaneous items, net..................      403        578        362
                                               $   122    $ 1,383    $ 1,194

At November 30, 1993, the Company has a net operating loss (NOL) carryover for financial reporting of $40,440. For domestic federal income tax purposes, the NOL carryover amounts to $40,395, which will expire from 2006 to 2008. The difference in the carryover amounts arises as a result of the recognition of a portion of the NOL as a reduction of deferred income taxes for financial reporting purposes.

11.  BUSINESS AND GEOGRAPHICAL SEGMENTS

Through the third quarter 1992, the Company manufactured and sold in two business segments: Petroleum segment which consisted primarily of electronic petroleum marketing systems and the Controls segment which consisted primarily of process control automation systems and time and temperature control devices. In 1992, the Company divested of all operations of the Controls segment. The unconsolidated affiliate operated in the Petroleum segment in 1991.

Domestic and foreign continuing operations information for 1993, 1992, and 1991 is as follows:
                                                1993        1992       1991
                                              --------    --------   --------
Net sales -- unaffiliated customers:
  Domestic.................................  $  99,317    $ 92,295   $ 99,386
  Export...................................     25,036       8,004      3,616
  Foreign:  Europe.........................     22,858      36,471     35,624
             Other.........................     25,095      25,319     28,896
                                             $ 172,306    $162,089   $167,522
Inter-area sales eliminations:
  Domestic.................................  $  11,098    $ 22,041   $ 20,303
  Foreign, principally Europe..............  $     120    $    261   $     26

Operating income (loss):
  Domestic.................................  $  (3,797)   $(30,186)  $(25,290)
  Foreign:  Europe.........................         (7)      1,398      3,245
            Other..........................      1,978         926      1,770
                                             $  (1,826)   $(27,862)  $(20,275)

Identifiable assets:
  Domestic.................................  $102,743     $107,120   $150,682
  Foreign:  Europe.........................    21,090       28,042     30,933
            Other..........................    12,776       16,567     32,844
  Adjustments and eliminations.............   (30,836)     (40,783)   (49,055)
                                             $105,773     $110,946   $165,404

The fluctuation in net sales between Europe and Export from 1992 to 1993 is primarily due to the transfer of the related sales and marketing responsi-bility for certain countries from The Netherlands to the United States. The Company's foreign operations are located in Canada, Germany, The Netherlands, Scotland, and South Africa. A substantial amount of European sales to unaffiliated customers are made to geographical areas outside of Europe. Transfers between geographical areas are at cost plus an incremental amount intended to provide a reasonable profit margin to the selling enterprises.

Amounts relating to foreign operations included in the consolidated financial statements are as follows:

                                                1993        1992       1991
                                              --------    --------   --------
Working capital.............................  $ 15,982    $21,557    $27,294
Property, plant, and equipment (net)
  and other.................................     5,187      5,253     11,953
Noncurrent liabilities......................    (3,128)    (2,891)    (3,375)
  Net foreign assets........................  $ 18,041    $23,919    $35,872

Net earnings (loss) of foreign operations...  $    161    $(2,273)   $   591

In 1992, the Company wrote off net Brazilian assets of $8,025; and in the first quarter of 1993, the Company ceased all manufacturing operations in Brazil.
Net sales for the Brazilian operations were $5,495 and $3,741 and operating losses were $2,530 and $3,919 in 1992 and 1991, respectively.

In 1992, the Company divested of all operations of the Controls segment. In the third quarter of 1992, the Company completed the sale of its National Controls Corporation subsidiary, a manufacturer of time and temperature control devices located in Chicago, Illinois. In the fourth quarter of 1992, the Company completed the sale of the assets of its Tokheim Automation Corporation subsidiary, a manufacturer of flow meters located in Houston, Texas.

The sale of these entities resulted in a pretax gain of $8,998 net of accruals and costs incurred in connection with the sales. There was no income tax effect as the Company is in a net operating loss carry-forward used the proceeds from the sales to reduce outstanding debt under the Credit, Agency, and Guaranty Agreement as described in Note 3.

The results of the Controls segment have been reported separately as discon-tinued operations for all periods presented in the consolidated financial statements. Net sales of the discontinued operations were $21,837 in 1992 and $24,944 in 1991.

12.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the allowance for doubtful accounts are as follows:

                                        1993      1992      1991
                                      --------  --------  --------
Balance, beginning of year...........  $1,795    $1,048    $  941

Charged to operations................     381     1,356       976

Uncollectible accounts written off,
   less recoveries...................    (879)     (554)     (846)

Foreign currency translation
   adjustments.......................     (30)      (55)      (23)

Balance, end of year.................  $1,267    $1,795    $1,048

13.  RETIREMENT PLAN COSTS

The following table sets forth the aggregate defined benefit plans' funded status and amounts reflected in the accompanying consolidated balance sheets as of November 30, 1993 and 1992:

                                        Assets              Accumulated
                                        Exceed               Benefits
                                      Accumulated             Exceed
                                        Benefits              Assets
                                  ------------------    ------------------
                                    1993      1992        1993      1992
                                  --------  --------    --------   --------
Actuarial present value of
  accumulated plan benefits:
  Vested........................  $ 1,524     $1,469    $10,953   $ 10,195
  Nonvested.....................       --         --         --         --
  Accumulated benefit
     obligations................  $ 1,524     $1,469    $10,953   $ 10,195

Projected benefit obligations...  $ 1,524     $1,469    $10,953   $ 10,195
Plan assets at fair value,
  principally common stocks,
  bonds, and GIC funds,
  including $372 in 1993 and
  $225 in 1992 of the
  Company's common stock........    1,880      2,004      7,336      7,217
Plan assets in excess of
  (less than) projected
  benefit obligations...........      356        535     (3,617)    (2,978)
Unrecognized net loss...........      374        152      3,527      3,090
Unrecognized net assets at
  December 1, 1991 and 1990
  being recognized over
  15 years......................     (317)      (346)      (179)      (201)
Adjustment required to
  recognize minimum liability...       --         --     (3,348)    (2,978)
Prepaid pension cost (pension
  liability) recognized in the
  consolidated balance sheet....  $   413   $    341    $(3,617)  $ (3,067)

The net periodic pension expense amounts were based on actuarial assumptions as follows:

Discount rate on plan liabilities....     7.00%    7.25%    7.00%    7.25%
Rate of return on plan assets........     8.00%    8.00%    8.00%    8.00%

In accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," the Company has recorded an additional minimum pension liability for the underfunded plan of $3,348 and $2,978 at November 30, 1993 and 1992, respectively, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities.

The net periodic pension cost of U.S. defined benefit plans for 1993, 1992, and 1991 includes the following components:

                                         1993       1992       1991
                                       --------   --------   --------
Interest cost on projected benefit
  obligations........................  $   851    $  868     $   788
Return on plan assets................     (896)     (388)       (661)
Net amortization and deferral........      335      (407)       (233)
Settlement loss......................       --        --       1,269
Net periodic pension expense ........  $   290    $   73     $ 1,163

The Company's foreign retirement plans are an insignificant portion of the Company's total retirement plans and are not required to report to certain governmental agencies pursuant to ERISA. These plans do not otherwise deter-mine actuarial value of accumulated benefits or net assets available for benefits as calculated and are omitted from the above table.

In 1991, the Company incurred a charge of $1,269 in connection with the settlement of the net termination liability of a defined benefit plan covering certain salaried employees. Effective December 31, 1990, the Company curtailed two remaining defined benefit plans covering certain hourly factory and office employees. The participants in those plans then became eligible to participate in the Retirement Savings Plan (RSP) beginning January 1, 1991.

The RSP covers substantially all employees of Tokheim and its U.S. subsi-diaries. Through the RSP, employee ownership of the Company is approximately 12%. The RSP includes a common stock ESOP and a preferred stock ESOP which provides a retirement contribution of 1.5% of salary for all employees in the plan and a matching contribution of at least two-thirds of the first 6% of employee before-tax contributions. The matching contribution can increase to 150% of the first 6% of contributions, depending on the performance of the Company.

The number of preferred shares in the RSP at November 30, 1993 and 1992 was 848,432 and 893,657, respectively, at a cost of $25 per share. The number of common shares in the RSP at November 30, 1993 and 1992 was 168,069 and 186,745, respectively, at an average cost of $21.06 and $21.08 per share. The dividend yield on the preferred stock is 7.75%, and the conversion rate is one share of preferred stock to one share of common stock. Each year, approximately 8% of the preferred stock held by the plan is allocated to participants' accounts. The Company has guaranteed the RSP loans as described in Note 4. A like amount entitled "Guaranteed Employees' Stock Ownership Plan (RSP) obligation" was recorded as a reduction of stockholders' equity. As the Company makes contributions to the RSP, these contributions, plus the dividends paid on the Company's preferred and common stock held by the RSP, will be used to repay the loans. As the principal amounts of the loans are repaid, the "Guaranteed Employees' Stock Ownership Plan (RSP) obligation" in the equity and liability sections of the balance sheet is reduced accordingly. Company contributions in excess of dividends are allocated to interest and compensation expense on a basis proportional to the required debt service on RSP loans. Amounts allocated to interest expense were $887, $937, and $885 for 1993, 1992, and 1991, respectively.

The table below sets forth the interest expense, the amounts contributed to the RSP, and the amount of dividends on Company shares held in benefit plans used for debt service:
                                                        1993     1992    1991
                                                       ------   ------  ------
Interest expense incurred by the Plan
   Trusts on RSP debt................................. $1,595   $1,702  $1,870

Company contributions to the RSP......................  3,693    3,655   3,577

Dividends on Company shares held in
   benefit plans used for debt service................  1,663    1,790   1,940

14. CONTINGENT LIABILITIES

The Company is defending various claims and legal actions, including environ-mental actions, which are common to its operations. These legal actions primarily involve claims for damages arising out of the Company's manufacturing operations, the use of the Company's products, and allegations of patent infringement. As to environmental matters, the Company has been designated as a "potentially responsible party" (PRP) in certain governmental actions associated with hazardous waste sites falling under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). Such actions seek recovery of certain cleanup costs. While the Company is currently unable to predict the outcome of these matters and cannot reliably determine estimates of amounts to accrue for these contingencies, in the opinion of management, any total ultimate liability will not have a material effect on the Company's financial position but could have a material effect on quarterly or annual operating results when resolved in a future period.

As to the other matters, in the opinion of management, amounts accrued for award assessments in connection with these matters are ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position.

15.  INVESTMENT IN AFFILIATE

Until May of 1991, the Company had an investment in D-Tech Corporation (D-Tech). In February 1991, D-Tech filed under Chapter 11 of the United States Bankruptcy Code. At the time of the Chapter 11 filing, Tokheim's share of the accumulated net losses of D-Tech had previously been recorded to the full extent of its investment in and loans to D-Tech. In May of 1991, the Company executed an agreement with D-Tech as debtor-in-possession, to purchase certain of D-Tech's assets and formed a wholly owned subsidiary, Envirotronic Systems, Inc. (ESI). Commensurate with the closing of the asset purchase agreement, the affiliate status of D-Tech relative to the Company ceased to exist.

A provision of $1,200 related to suspension of ESI's operations was included in the 1991 restructuring charge. Prior to the suspension of its operations, ESI incurred a 1991 operating loss of $1,100, and the Company's share of D-Tech's operating losses accounted for under the equity method was $754.

16.  SPECIAL CHARGES

In the two previous years, the Company implemented a series of actions in response to a significant downtrend in the petroleum dispensing equipment market, designed to maximize its long-term operating results, primarily through consolidating manufacturing facilities, reducing overhead, rationalizing product lines, and focusing the deployment of resources on the Company's core businesses. In connection with these actions, the Company incurred special charges which were reflected in the operating results of each year as follows:

                                           1992             1991
                                        ----------        ---------
Plant consolidation, severance,
   and outplacement...................  $    2,424        $   2,855

Organizational and product
   rationalization.....................      4,704            5,045

Write-down of Brazilian
   investment..........................      8,025               --

                                        $   15,153        $   7,900

No such special charges were incurred in 1993.

                        INDEPENDENT ACCOUNTANTS' REPORT


To the Stockholders and Directors,
Tokheim Corporation:

We have audited the accompanying consolidated financial statements and the financial statement schedules of Tokheim Corporation and Subsidiaries listed in Item 14(a) of this Form 10-K. These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signifi-cant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tokheim Corporation and Subsidiaries as of November 30, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND

Fort Wayne, Indiana
January 19, 1994

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.
                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                                                                                                               Common Shares
                                                                                                               Beneficially
Principal Occupation or                                                                  Director              Owned as of
Employment and Directorships                                          Age                 Since                February 4, 1994
- ---------------------------------                                     ---                 --------             ----------------

NOMINEES FOR ELECTION AS CLASS A DIRECTORS

ROBERT M. AKIN, III, President
and Chief Executive Officer
of Hudson International
Conductors, a subsidiary of
Phelps Dodge Industries,
engaged in the manufacture
of specialty wires.                                                  57                    1993                2,200


JAMES K. BAKER, Chairman of
the Board, Arvin Industries,
Inc., a global manufacturer
of automotive products; during
the last 5 years, also served
as Chairman and Chief
Executive Officer; also a
director of Arvin Industries,
Inc.; NBD Bancorp; PSI Resources,
Inc.; Amcast Industrial Corp.;
and The GEON Company.                                                62                    1993                1,000


BOB F. JESSE, Chairman and
Chief Executive Officer, Indiana
Construction Corp., a general
contractor engaged in commercial,
industrial, wastewater, and
water treatment plant con-
struction; also a director
of Fort Wayne National
Corporation.                                                         69                    1979                3,750


JAMES T. SMITH, Retired; formerly
served as Chairman and Chief
Executive Officer, Magnavox
Government and Industrial
Electronics Company, which designs,
develops, and manufactures
communications, signal processing,
and control systems, primarily for
the Defense Department; during
the last 5 years, also served as
Chairman, President, and Chief
Executive Officer.                                                   69                    1982                1,350


                                                                                                               Common Shares
                                                                                                               Beneficially
Principal Occupation or                                                                  Director              Owned as of
Employment and Directorships                                          Age                Since                 February 4, 1994
- -----------------------------------                                   ---                ---------             ----------------

CLASS B DIRECTORS WHOSE TERMS EXPIRE AT THE 1995 ANNUAL MEETING


WALTER S. AINSWORTH, Retired;
formerly served as President
and Chief Executive Officer,
Phelps Dodge Magnet Wire Company,
which produces and markets
internationally magnet wire,
the insulated conductor for most
electrical systems; during the
last 5 years, also served
as Senior Vice President, Phelps
Dodge Corp.; also a director of
Fort Wayne National Corporation.                                     65                   1992                 2,200


BERNARD D. COOPER, President
and Chairman of the Board of
P.E.S., Inc., which sells and
distributes petroleum equipment
to the petroleum industry; also
a director of Hawkeye
Bancorporation.                                                      51                   1993                   200


DOUGLAS K. PINNER, President
and Chief Executive Officer of
the Company; during the last
5 years, also served as President
of Slater Steels Fort Wayne
Specialty Alloys, a wholly owned
subsidiary of Slater Industrial
of Toronto, engaged in the
manufacture of stainless steel
bar.                                                                 53                   1992                   641

                                                                                                               Common Shares
                                                                                                               Beneficially
Principal Occupation or                                                                    Director            Owned as of
Employment and Directorships                                         Age                   Since               February 4, 1994
- ------------------------------------                                 ---                   ---------           ----------------
CLASS C DIRECTORS WHOSE TERMS EXPIRE AT THE 1996 ANNUAL MEETING

GERALD H. FRIELING, JR., Chairman
of the Board of the Company; during
the last 5 years, also served as
Chief Executive Officer of the
Company; as  President, Frieling &
Associates, an investment banking
firm; and as Chairman of the Board,
President, and Chief Executive
Officer, National-Standard, a
diversified manufacturer of
specialty wire, metal products,
and machinery; also a director of
CTS Corporation.                                                     63                   1989                 1,200


DR. WINFRED M. PHILLIPS, Dean,
College of Engineering and
Associate Vice President, Engineering
and Industrial Experiment Station,
University of Florida.                                               53                   1986                 1,000

IAN M. ROLLAND, Chairman and
Chief Executive Officer, Lincoln
National Corporation, which provides
life insurance and annuities, property-
casualty insurance and related services
through its subsidiary companies; during
the last 5 years, also served as
President and Chief Executive Officer;
also a director of Lincoln National
Corporation; NIPSCO Industries, Inc.;
Norwest Bank Fort Wayne, N.A.; and
Norwest Corporation.                                                 60                   1981                 1,525

BOARD OF DIRECTORS AND BOARD COMMITTEES

The Company's Board of Directors held 11 meetings during the past fiscal year.

The Board of Directors has established the following Committees: Audit, Compensation, Executive, and Technical. Members serve on a Committee for a 3-year period. As a member's term on one Committee expires, he will be appointed to another Committee. Each director attended 75% or more of the aggregate number of meetings of the Board of Directors and meetings of Committees on which such director served during the past fiscal year.

AUDIT COMMITTEE: The Audit Committee, which consists of 3 nonofficer directors, met 4 times during the past fiscal year. The Committee arranges the details of the annual audit of the Company and recommends to the Board of Directors independent auditors to be presented for consideration by the stockholders. In addition, the Committee meets periodically with members of Internal Audit and the independent auditors to review (1) internal audits of a significant nature, (2) external scope in planning, and (3) management letters and significant items covered therein. The following directors currently comprise the Committee: Gerald H. Frieling, Jr.; Dr. Winfred M. Phillips; and Ian M. Rolland.

COMPENSATION COMMITTEE: The Compensation Committee, which consists of 3 nonofficer directors, met 4 times during the past fiscal year. The Committee makes recommendations to the Board of Directors concerning officers' salaries and other compensation and is responsible for reviewing compensation for directors. The following directors currently comprise the Committee: Walter
S. Ainsworth, Bob F. Jesse, and Ian M. Rolland.

EXECUTIVE COMMITTEE: The Executive Committee, which consists of 3 nonofficer directors, met 13 times during the past fiscal year. The Committee reviews strategic plans of the Company and lends other assistance to the President and Chief Executive Officer as required. In addition, the Committee serves as a nominating committee for prospective directors. The Committee will consider candidates for nomination recommended by stockholders. Such recommendations may be submitted, in writing, to the Executive Committee and forwarded to the Company's mailing address. The following directors currently comprise the
Committee:  Gerald H. Frieling, Jr.; Bob F. Jesse; and James T. Smith.

TECHNICAL COMMITTEE: The Technical Committee, which consists of 4 nonofficer directors, met 1 time during the past fiscal year. The Committee reviews strategic technical plans of the Company and reviews software and hardware approaches used by the Company, as required. The following directors currently comprise the Committee: Walter S. Ainsworth, Bernard D. Cooper, Dr. Winfred M. Phillips, and James T. Smith.

EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to item 401 of Regulation S-K, the following information is presented herein in lieu of presenting such information in a definitive Proxy Statement to be filed as described under Part III.

The names, ages, and positions of all of the executive officers of the Company are listed below along with their business experience during the past five years. Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Stockholders.

There are no family relationships among any of the officers of the Company, nor any arrangement or understanding between any such officer and any other person pursuant to which he was elected as an officer.

Name, Age, And Position                Business Experience During Past 5 Years
- ----------------------------           ---------------------------------------
Gerald H. Frieling, Jr., 63            Elected Chairman of the Board in 1992;
Chairman of the Board                  during the last 5 years, also served as
                                       chief Executive Officer of the Company;
                                       as President, Frieling & Associates;
                                       and as Chairman of the Board, President,
                                       and Chief Executive Officer, National-
                                       Standard.

Douglas K. Pinner, 53                  Joined Tokheim as President and Chief
President and Chief                    Executive Officer in 1992; during the
Executive Officer                      last 5 years, also served as President,
                                       Slater Steels Fort Wayne Specialty
                                       Alloys.

Condell B. Ellis, Jr., 61              Elected Senior Vice President in 1993;
Senior Vice President                  during the last 5 years, also served as
                                       Senior Vice President, North American
                                       Sales and Marketing; Corporate Vice
                                       President, Sales & Marketing; Vice
                                       President, Sales & Marketing, Tokheim
                                       North America, of the Company; and as
                                       Vice President, Sales, Wayne Division,
                                       Dresser Industries, Inc.


Jess B. Ford, 42                       Elected Vice President, Finance, Secre-
Vice President, Finance,               tary, and Chief Financial Officer in
Secretary, and Chief                   1992; during the last 5 years, also
Financial Officer                      served as Vice President, Corporate
                                       Finance; Corporate Controller; and
                                       Manager, Manufacturing Accounting,
                                       of the Company.


Terry M. Fulmer, 49                    Elected Vice President, Corporate Opera-
Vice President, Corporate              tions and Planning in 1993; during the
Operations and Planning                last 5 years, also served as Vice Presi-
                                       dent, Corporate Planning; General
                                       Manager, Small Pumps Division; Manager
                                       of Manufacturing, Newbern Plant; and
                                       Manager, Fort Wayne Operations, of the
                                       Company.

Name, Age, and Position                Business Experience During the Past 5 Years
- ----------------------------           -------------------------------------------
Anthony J. King, 55                    Elected Vice President, Domestic and
Vice President, Domestic               International Sales in 1993; during the
and International Sales                last 5 years, also served as Vice Presi-
                                       dent, International Division, of the Com-
                                       pany; and as Vice President, Inter-
                                       national Sales and Marketing, Babson
                                       Brothers Company.


Arthur C. Prewitt, 52                  Elected Vice President, Corporate Engi-
Vice President, Corporate              neering and Marketing in 1993; during the
Engineering and Marketing              last 5 years, also served as Vice Presi-
                                       dent, Product Engineering, of the Company
                                       and as Manager, Technical Products, Gil-
                                       barco, Inc.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive (and certain other) officers, and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Directors, officers, and greater-than-10% stockholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on review of copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during fiscal year 1993 all Section 16(a) filing requirements applicable to its directors, officers and greater-than-10% stockholders were held in compliance.

ITEM 11.  EXECUTIVE COMPENSATION

The following tables set forth various aspects of executive compensation paid by the Company for services over the past three fiscal years to the Company's Chief Executive Officer and the four most highly compensated executive officers who were serving as such at the end of the fiscal year ended November 30, 1993.

                                     SUMMARY COMPENSATION TABLE

                                                                   LONG-TERM
                                                                   COMPENSATION
                                     ANNUAL COMPENSATION           AWARDS (1)
                                 ----------------------------      ------------
                                                      Other         Securities
                                                      Annual        Underlying  All Other
Name and Principal                                    Compen-       Options/    Compen-
Position                 Year     Salary     Bonus    sation        SARs(#)     sation(16)
- --------------------     ----    --------   -------   -------      -----------  ---------
Douglas K. Pinner(2)     1993    $196,667   $50,000  $ 1,036(3)    100,000     $12,661(4)
President and Chief      1992     126,875        --       --        30,000         460
Executive Officer        1991          --        --       --            --          --

Anthony J. King(5)       1993    $130,000        --       --        15,000     $11,535(7)
Vice President,          1992      36,458   $38,000  $ 6,088(6)     15,000          --
Domestic and Inter-      1991          --        --   51,413(6)         --          --
national Sales

Arthur C. Prewitt(8)     1993    $128,333        --  $   549(9)     15,000     $11,091(10)
Vice President,          1992      48,296        --   17,438(9)     15,000          --
Corporate Engineering    1991          --        --       --            --          --
& Marketing

Condell B. Ellis, Jr.(11)1993    $128,125        --   $ 1,163(12)   13,000     $19,884(13)
Senior Vice President    1992     104,563   $ 6,252        --       10,000       8,150
                         1991      96,946    43,748    30,630(12)    7,000       1,925

Terry M. Fulmer          1993    $115,000        --   $10,756(14)   26,750     $13,124(15)
Vice President,          1992      85,542   $26,690    64,233(14)    2,000       5,954
Corporate Operations     1991      77,395        --        --        1,950       4,260
and Planning

(1)     There were no Restricted Stock Awards and no long-term incentive plan (LTIP)
        payouts in the last fiscal year.

(2)     Mr. Pinner first joined the Company in March 1992.

(3)     Represents taxes paid on Mr. Pinner's behalf in 1993.

(4)     Includes Company base and matching contributions to the Retirement Savings Plan, a 401(k) plan, of $3,538; term life insurance premiums of $3,264; and $5,859 estimated present value of cash surrender value to be received in future years.

(5)     Mr. King first joined the Company in August 1992.

(6)     Represents taxes paid on Mr. King's behalf in 1993.  The 1992 amount includes
        $50,488 to reimburse Mr. King for moving expenses and to compensate for a loss on the sale of his home related to relocation to the Company's headquarters in
        Fort Wayne, Indiana.

FOOTNOTES TO SUMMARY COMPENSATION TABLE (CONTINUED)

(7)     Includes Company base and matching contributions to the Retirement Savings Plan, a 401(k) plan, of $4,617; term life insurance premiums of $2,320; and $4,598 estimated present value of cash surrender value to be received in future years.

(8)     Mr. Prewitt first joined the Company in July 1992.

(9)     Represents taxes paid on Mr. Prewitt's behalf in 1993.  The 1992 amount represents reimbursement of relocation expenses.

(10)    Includes Company base and matching contributions to the Retirement Savings Plan, a 401(k) plan, of $5,912; term life insurance premiums of $1,601; and $3,578 estimated present value of cash surrender value to be received in future years.

(11)    Mr. Ellis first joined the Company in January 1991.

(12)    Represents taxes paid on Mr. Ellis' behalf of $1,163 in 1993; and reimbursement of moving expenses in the amount of $30,630 in 1991.

(13)    Includes Company base and matching contributions to the Retirement Savings Plan, a 401(k) plan, of $6,664; term life insurance premiums of $3,390; and $9,830 estimated present value of cash surrender value to be received in future years.

(14)    Represents taxes paid on Mr. Fulmer's behalf in 1993.  The 1992 amount includes
        $63,387 to reimburse Mr. Fulmer for moving expenses and to compensate for a loss on the sale of his home related to his relocation to the Company's headquarters in Fort Wayne, Indiana.

(15)   Includes Company base and matching contributions to the Retirement Savings Plan, a 401(k) plan, of $7,700; term life insurance premiums of $1,279; and $4,145 estimated present value of cash surrender value to be received in future years.

(16)   In accordance with the rules of the Securities and Exchange Commission, a description of the amounts related to fiscal 1992 and 1991 has not been included.
       The Company provides the named executive officers with certain group life, health, medical, and other noncash benefits generally available to all salaried employees and not included in this column pursuant to the Securities and Exchange
       Commission's rules.

The following information reflects the grant of stock options made during the fiscal year ended November 30, 1993 to the Chief Executive Officer and each of the named executive officers reflected in the table above. The Company has not granted any Stock Appreciation Rights in conjunction with these options:


                                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                INDIVIDUAL GRANTS
                    ----------------------------------------------------------------------
                    Number of                                           Potential Realized
                    Securities    % of Total                            Values at Assumed
                    Underlying    Options/SARs  Exercise                Annual Rates of
                    Options/      Granted to    or Base                 Stock Price
                    SARs          Employees in  Price      Expiration   Appreciation
Name                Granted (#)   Fiscal Year   ($/Share)     Date      for Option  Term
- -----------------   -----------   ------------  ---------   --------    ------------------
                                                                           5%       10%
                                                                        --------  --------
Douglas K. Pinner     58,712(ISO)     18.6%      $6.8125    12-14-97    $110,508  $244,189
Douglas K. Pinner     41,288(NSO)     13.0%       6.8125    12-14-97      77,712   171,721
Anthony J. King       15,000           4.7%       6.8125    12-14-97      28,233    62,387
Arthur C. Prewitt     15,000           4.7%       6.8125    12-14-97      28,233    62,387
Condell B. Ellis, Jr. 13,000           4.1%       6.8125    12-14-97      24,468    54,068
Terry M. Fulmer       26,750           8.5%       6.8125    12-14-97      50,349   111,256

During the last fiscal year, no options or SARs were exercised; and no long-term incentive plan awards were made.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                             MANAGEMENT OWNERSHIP

The following table sets forth as of the Record Date, the number of shares beneficially owned (or deemed to be beneficially owned pursuant to the rules of the Securities and Exchange Commission) by each director of the Company, each of the executive officers named in the Summary Compensation Table included elsewhere herein and the current directors and executive officers of the Company as a group. All references are to Common Stock unless otherwise spefically noted:

                                         AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP
                             ------------------------------------------------------------------
                                          Common          Preferred       Exercisable
                             Common       Stock           Stock           Stock        Percent
       Name                  Stock        in the RSP      in the RSP      Options      of Class
- ----------------------       ------       ----------      ----------      -----------  --------
Walter S. Ainsworth           2,200             --              --             --         *
Robert M. Akin, III           2,200             --              --             --         *
James K. Baker                1,000             --              --             --         *
Bernard D. Cooper               200             --              --             --         *
Condell B. Ellis, Jr.           267            160             749         20,250         *
Gerald H. Frieling, Jr.       1,200             --              --         36,500         *
Terry M. Fulmer                  --            718             858          9,438         *
Bob F. Jesse                  3,750 (1)(2)      --              --          1,200         *
Anthony J. King               1,475            338             192         11,250         *
Dr. Winfred M. Phillips       1,000             --              --            500         *
Douglas K. Pinner               500            141             166         40,000         *
Arthur C. Prewitt                --            219             248         11,250         *
Ian M. Rolland                1,525             --              --          1,100         *
James T. Smith                1,350             --              --          1,200         *

Executive Officers
and Directors as a
Group (15 persons)           16,667          1,993           3,345        143,001        2.0%

  *   Represents less than 1% of the Company's outstanding Common Stock.

(1) In addition, American Steel Investment Corporation owns 10,000 shares. Mr. Jesse is a stockholder and member of the Board of Directors of American Steel Investment Corporation.

(2) In addition, Donna A. Jesse, wife, owns 4,000 shares, with respect to which Mr. Jesse disclaims any beneficial interest.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Included in Item 12 (Security Ownership of Certain Beneficial Owners and Management) of this report.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  1. FINANCIAL STATEMENTS:

        Included as outlined in Item 8 of Part II of this report:

          Consolidated Statement of Earnings and Retained
          Earnings for each of the three years in the
          period ended November 30, 1993                             Page 18

          Consolidated Balance Sheet as of November 30,
          1993 and 1992                                              Page 19

          Consolidated Statement of Cash Flows for
          each of the three years in the period ended
          November 30, 1993                                          Page 21

          Notes to Consolidated Financial Statements                 Page 22

          Report of Independent Accountants                          Page 39


(a)  2. SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULES:

        Included as outlined in Item 8 of Part II of this report:

          Quarterly Financial Information (Unaudited)
          in Note 9 to the Consolidated Financial
          Statements                                                 Page 30

        Included in Part IV of this report:

           Schedule V Property, Plant, and Equipment                 Page 51
           Schedule VI Accumulated Depreciation,
             Depletion and Amortization of Property,
             Plant and Equipment                                     Page 52
           Schedule IX Short-Term Borrowings                         Page 53
           Schedule X Supplementary Income Statement
             Information                                             Page 54

All other schedules are omitted for the reason that they are not required or are not applicable or the information is shown in the Notes to the Consolidated Financial Statements.

(a)  3. EXHIBITS:

        (11)  Details supporting the computation
                of primary and fully diluted
                earnings per share                                   Page 56
        (21)  Subsidiaries of the Registrant                         Page 57
        (22)  Consents of Experts and Counsel                        Page 58

(b)     REPORTS ON FORM 8-K:

        None.

                      TOKHEIM CORPORATION AND SUBSIDIARIES
                   SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT
              FOR THE YEARS ENDED NOVEMBER 30, 1993, 1992, AND 1991
                                 (In thousands)

         COLUMN A            COLUMN B    COLUMN C    COLUMN D     COLUMN E     COLUMN F
         --------            --------    --------    --------     --------     --------
                                                                Other
                                                                Changes
                             Balance                            Add (Deduct)   Balance
                             Beginning   Additions   Retire-    Translation    at End
                             of Year     at Cost     ments      Adjustments    of Year
                            ---------   ---------    -------    ------------   -------
 1993
- ------
Land and land improvements.. $  3,396   $     7     $   217      $  (53)      $  3,133
Buildings and building
   improvements.............   24,834       342       4,705         469 (A)     20,940
Machinery and equipment.....   57,718     1,534       4,979         722 (B)     54,995
Construction in progress....      740       621 (C)                              1,361

                             $ 86,688   $ 2,503     $ 9,901      $1,139       $ 80,429

 1992
- ------
Land and land improvements.. $  3,381   $   355     $   219      $ (121)      $  3,396
Buildings and building
   improvements.............   32,296       651       3,147 (E)  (4,966)(G)     24,834
Machinery and equipment.....   63,974     2,960       6,792 (F)  (2,424)(G)     57,718
Construction in progress....    2,665    (1,921)(C)                  (4)           740

                             $102,316   $ 2,045     $10,158      $(7,515)     $ 86,688

 1991
- ------
Land and land improvements.. $  3,275   $   176     $    13      $   (57)     $  3,381
Buildings and building
   Improvements.............   31,060     1,926         456         (234)       32,296
Machinery and equipment.....   62,220     5,843 (D)   3,996          (93)       63,974
Construction in progress....    2,296       376 (C)                   (7)        2,665
                             $ 98,851   $ 8,321     $ 4,465      $  (391)     $102,316

(A)    Includes change in asset classifications of $300.
(B)    Includes change in asset classifications of $(300) and noncash additions of
       $1,234.
(C)    Net change in construction in progress.
(D)    Includes noncash addition of $850 in connection with settlement of a dispute with an equipment manufacturer.
(E)    Includes approximately $2,125 related to the sale of National Controls
       Corporation and the assets of Tokheim Automation Corporation.
(F)    Includes approximately $3,893 related to the sale of National Controls
       Corporation and the assets of Tokheim Automation Corporation.
(G)    Includes approximately $5,457 in connection with the write-down of the
       Brazilian assets.

                         TOKHEIM CORPORATION AND SUBSIDIARIES
                 SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION, AND
                     AMORTIZATION OF PROPERTY, PLANT, AND EQUIPMENT
                 FOR THE YEARS ENDED NOVEMBER 30, 1993, 1992, AND 1991
                                      (In thousands)
         COLUMN A          COLUMN B    COLUMN C     COLUMN D    COLUMN E      COLUMN F
         --------          --------    --------     --------    --------      --------
                                                              Other Changes
                           Balance    Additions               Add (Deduct)    Balance
                           Beginning  Charged to    Retire-   Translation     at End
                           of Year    Cost & Exp    ments     Adjustments     of Year
                           ---------  ----------    -------   ------------    -------
 1993
- ------
Land and land improvements. $   562     $   134     $    71                   $   625
Buildings and building
   improvements............   9,554         578       1,715       $  (21)       8,396
Machinery and equipment....  43,721       4,101       5,225         (193)      42,404

                            $53,837     $ 4,813     $ 7,011       $ (213)     $51,425

 1992
- ------
Land and land improvements. $   435     $   127                               $   562
Buildings and building
   improvements............  10,999         810     $ 1,945       $ (310)       9,554
Machinery and equipment....  43,392       5,118       4,590         (199)      43,721

                            $54,826     $ 6,055     $ 6,535       $ (509)     $53,837

 1991
- ------
Land and land improvements. $   377     $    58                               $   435
Buildings and building
   improvements............  10,574         871     $   390       $  (56)      10,999
Machinery and equipment....  40,776       5,925       3,291          (18)      43,392

                            $51,727     $ 6,854     $ 3,681       $  (74)     $54,826

                            TOKHEIM CORPORATION AND SUBSIDIARIES
                             SCHEDULE IX - SHORT-TERM BORROWINGS
                     FOR THE YEARS ENDED NOVEMBER 30, 1993, 1992, AND 1991
                                         (In thousands)

             COLUMN A       COLUMN B   COLUMN C     COLUMN D      COLUMN E     COLUMN F
             --------       --------   --------     --------      --------     --------
                                      Weighted
                                      Average
                                      Interest                                 Weighted
                                      Rate for      Maximum      Average       Average
          Category of                 Debt          Amount       Amount        Interest
          Aggregate          Balance  Outstanding   Outstanding  Outstanding   Rate
          Short-Term         at End   at the End    During the   During the    During the
Year      Borrowings         of Year  of the Year   Period       Period        Period
- ----      -----------        -------  -----------   -----------  -----------   ----------
1993      Payable to bank    $18,684     8.9%       $25,049       $21,312         8.5%

1992      Payable to bank    $27,986     8.3%       $47,974       $40,729         7.7%

1991      Payable to bank    $47,769     6.7%       $47,991       $37,872         7.1%

Short-term borrowings are described in Note 3 to the Consolidated Financial Statements captioned, "Notes Payable to Banks".

                                 TOKHEIM CORPORATION AND SUBSIDIARIES
                     SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                      FOR THE YEARS ENDED NOVEMBER 30, 1993, 1992, AND 1991
                                           (In thousands)

               COLUMN A                                     COLUMN B
               --------                                     --------

                                                            Charged to
                                                            Costs and
         Item                                               Expenses
         ----                                               ----------

Year ended November 30, 1993:

         1.  Maintenance and repairs                          $3,777

         2.  (a)  Depreciation, depletion and amortization
                  of property, plant, and equipment           $4,813

             (b)  Amortization of intangible assets, pre-
                  operating costs and similar deferrals       $  421

         5.  Advertising costs                                $1,477


Year ended November 30, 1992:

         1.  Maintenance and repairs                          $4,101

         2.  (a)  Depreciation, depletion and amortization
                  of property, plant, and equipment           $6,055

             (b)  Amortization of intangible assets, pre-
                  operating costs and similar deferrals       $2,052

         5.  Advertising costs                                $1,971

Year ended November 30, 1991:

         1.  Maintenance and repairs                          $4,500

         2.  (a)  Depreciation, depletion and amortization
                  of property, plant, and equipment           $6,854

             (b)  Amortization of intangible assets,
                  pre-operating costs and similar deferrals   $2,124

         5.  Advertising costs                                $2,269


Items 3 and 4 are omitted as such amounts are less than 1% of total sales.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 1994                               TOKHEIM CORPORATION
                                              ------------------------
                                                    (Registrant)


                                          By: Douglas K. Pinner
                                              ------------------------
                                              President and Chief
                                              Executive Officer


                                          By: Jess B. Ford
                                              ------------------------
                                              Vice President, Finance,
                                              Secretary and Chief
                                              Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Douglas K. Pinner            President and Chief           February 28, 1994
- -------------------------    Executive Officer

Gerald H. Frieling, Jr.      Chairman of the Board         February 28, 1994
- -------------------------

Walter S. Ainsworth          Director                      February 28, 1994
- -------------------------

Robert M. Akin III           Director                      February 28, 1994
- -------------------------

James K. Baker               Director                      February 28, 1994
- -------------------------

Bernard D. Cooper            Director                      February 28, 1994
- -------------------------

Bob F. Jesse                 Director                      February 28, 1994
- -------------------------

Dr. Winfred M. Phillips      Director                      February 28, 1994
- -------------------------

Ian M. Rolland               Director                      February 28, 1994
- -------------------------

James T. Smith               Director                      February 28, 1994
- -------------------------

                   TOKHEIM CORPORATION AND SUBSIDIARIES
                     EXHIBIT (11) - EARNINGS PER SHARE
           FOR THE YEARS ENDED NOVEMBER 30, 1993, 1992, AND 1991



Primary earnings per share are based on the weighted average number of shares outstanding during each year and the assumed exercise of dilutive employees' stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock.

The following table presents information necessary to calculate earnings per share for fiscal years ended November 30, 1993, 1992, and 1991:

                                                   Primary
                                        ----------------------------
                                          1993      1992      1991
                                        --------  --------  --------
Shares outstanding (in thousands):
   Weighted average outstanding......    6,891     6,307      6,307
   Share equivalents.................       49        --         --
   Adjusted outstanding..............    6,940     6,307      6,307

Net Earnings (loss):
   Loss from continuing operations...  $(5,867)  $(35,184) $(23,148)
   Earnings from discontinued
     operations......................       --     10,278     1,402
   Net loss..........................   (5,867)   (24,906)  (21,746)
   Preferred stock dividend..........   (1,663)    (1,790)   (1,831)
   Loss applicable to common stock...  $(7,530)  $(26,696) $(23,577)

Net earnings (loss) per common share:
   Continuing operations.............  $ (1.09)  $ (5.86)  $  (3.96)
   Discontinued operations...........       --      1.63       0.22
   Net loss per common share.........  $ (1.09)  $ (4.23)  $  (3.74)


For 1993, 1992, and 1991, fully diluted earnings per share is considered to be the same as primary earnings per share, since the effect of certain potentially dilutive securities would be antilutive.


                                               Fully Diluted
                                       -----------------------------
                                         1993      1992       1991
                                       --------  ---------  --------
Shares outstanding (in thousands):
   Weighted average outstanding......    6,891      6,307      6,307
   Share equivalents.................       49         --         --
   Weighted conversion of preferred
     stock...........................    1,296        929        948
   Adjusted outstanding..............    8,236      7,236      7,255

Net Earnings (loss):
   Loss from continuing operations...  $(5,867)  $(35,184)  $(23,148)
   Earnings from discontinued
     operations......................       --     10,278      1,402
   Net loss..........................   (5,867)   (24,906)   (21,746)
   Less: incremental compensation
     expense.........................   (1,663)    (1,790)    (1,433)
   Loss applicable to common stock...  $(7,530)  $(26,696)  $(23,179)

Net earnings (loss) per common share:
   Continuing operations.............  $ (0.91)  $  (5.11)  $  (3.39)
   Discontinued operations...........       --       1.42       0.19
   Net loss per common share.........  $ (0.91)  $  (3.69)  $  (3.20)

                     TOKHEIM CORPORATION AND SUBSIDIARIES
                  EXHIBIT (21) SUBSIDIARIES OF THE REGISTRANT
                               NOVEMBER 30, 1993


The Company has no corporate parent. Tokheim Corporation, an Indiana corporation, owns all of the issued and outstanding stock of each of the following corporations, except as noted:

                                                            State or Country
Subsidiaries                                                of Incorporation
- ------------                                                ----------------

Tokheim GmbH                                                Germany
Tokheim Investment Corporation                              Texas

In addition, Tokheim Investment Corporation owns all of the issued and outstanding stock (other than directors' qualifying shares, if any, with respect to certain foreign subsidiaries) of each of the following corporations, except as noted:

                                                             State or Country
Subsidiaries                                                 of Incorporation
- ------------                                                 ----------------

Sunbelt Hose & Petroleum Equipment, Inc. (A)                 Georgia
Tokheim and Gasboy of Canada Limited (B)                     Canada
Tokheim B.V.                                                 The Netherlands
Tokheim do Brasil Ltd. (C)                                   Brazil
Tokheim Sales B.V.                                           The Netherlands
Tokheim Limited                                              Scotland
Tokheim South Africa (Proprietary) Limited (D)               South Africa
Tokheim Service (Proprietary) Limited (D)                    South Africa
Gasboy International, Inc.                                   Pennsylvania

(A) In February 1990, the Company sold substantially all of the assets of this subsidiary.
(B) Owned 35% by Gasboy International, Inc. and 65% by Tokheim Investment Corporation.
(C)   Owned 70% by Tokheim Investment Corporation.
(D)   Owned 100% by Tokheim and Gasboy of Canada Limited.

                  TOKHEIM CORPORATION AND SUBSIDIARIES
              EXHIBIT (23) CONSENTS OF EXPERTS AND COUNSEL
                            NOVEMBER 30, 1993


                   CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the Incorporation by Reference in the registration statement of Tokheim Corporation on Form S-8 (file No. 1-6018) of our report dated January 19, 1994, on our audits of the consolidated financial statements and financial statement schedules of Tokheim Corporation and Subsidiaries as of November 30, 1993 and 1992, and for the years ended November 30, 1993, 1992, and 1991, which report is included in this Annual Report on Form 10-K.



COOPERS & LYBRAND

Fort Wayne, Indiana
February 28, 1994