Form 10-Q
period 1994-02-28
TOKHEIM CORP
filed 1994-04-14
CIK 98559

April 14, 1994



Securities & Exchange Commission
Division of Corporate Finance
500 North Capitol Street
Washington, D.C.  20549

Gentlemen:

Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, enclosed is Tokheim's Form 10-Q for the period ended February 28, 1994.

                                                        Sincerely,

                                                        TOKHEIM CORPORATION



                                                        Jess B. Ford
                                                        Vice President, Finance
                                                        Secretary, and Chief
                                                        Financial Officer

Enclosure

cc:  New York Stock Exchange
       Division of Stock List - 2
     Fred Axley - McDermott, Will & Emery
     Louis Pach - Coopers & Lybrand

                                       FORM 10-Q
                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.  20549

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          FEBRUARY 28, 1994
                                    ------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ------------------- to -----------------

Commission File Number 1-6018
                                   TOKHEIM CORPORATION
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

               INDIANA                                      35-0712500
- -------------------------------                       ---------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

   10501 CORPORATE DR., FORT WAYNE, IN                         46845
  --------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number including area code)  (219) 423-2552

                                NOT APPLICABLE
- --------------------------------------------------------------------------
(Former name, former address, and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports, required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No     .
    ---      ----
As of February 28, 1994, 7,761,203 shares of voting common stock were outstanding.

In addition, 848,432 shares of convertible preferred stock were held by the Retirement Savings Plan for Employees of Tokheim Corporation and Subsidiaries.

The exhibit index is located on page 7.

                                         PART I.  FINANCIAL INFORMATION

                                              TOKHEIM CORPORATION


ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(Amounts in thousands except amounts per share)

                                                        THREE MONTHS ENDED
                                                     FEBRUARY 28  FEBRUARY 28
                                                        1994         1993
                                                     -----------  -----------
NET SALES..........................................  $ 45,236       $31,949

Cost of sales, exclusive of items listed below.....    34,352        25,778
Selling, general, and administrative expenses......     8,667         8,243
Depreciation and amortization......................     1,186         1,360
Interest expense (net of interest income of $88
   and $98 in 1994 and 1993, respectively).........       630           736
Foreign currency losses............................       (64)         (373)
Other expense, net ................................      (140)         (533)
Earnings (loss) before income taxes and
   cumulative effect of change in method of
   accounting for postretirement benefits other
   than pensions...................................       197        (5,074)
Income taxes.......................................        42           127

Earnings (loss) before cumulative effect of
   change in method of accounting for
   postretirement benefits other than pensions.....       155        (5,201)

Cumulative effect of change in method of
   accounting for postretirement benefits other
   than pensions...................................   (13,416)           --

NET LOSS...........................................  $(13,261)      $(5,201)

Preferred stock dividends..........................  $    411       $   421
Net loss applicable to common stock................  $(13,672)      $(5,622)

Loss per common share:
  Primary:
    Loss before cumulative effect of change in
       method of accounting for postretirement
       benefits other than pensions.. .............  $  (0.03)      $ (0.89)
    Cumulative effect of change in method of
       accounting for postretirement benefits
       other than pensions.........................     (1.73)           --
    Net loss.......................................  $  (1.76)      $ (0.89)
    Weighted average shares outstanding............     7,755         6,328

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly its financial position as of February 28, 1994, and the results of operations and cash flows for the three month periods ended February 28, 1994 and 1993.

Amounts for interim periods are unaudited. Amounts for the year ended November 30, 1993, were derived from audited financial statements included in the 1993 Annual Report to Stockholders.

Certain prior year amounts in these financial statements have been reclassified to conform with current year presentation.

Effective December 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" which requires that certain postretirement medical and life insurance benefits be accounted for on an accrual basis.

Fully diluted loss per share is considered to be the same as primary loss per share, since the effect of certain potentially dilutive securities would be antidilutive.

See financial statements and accompanying notes in the Company's 1993 Annual Report.

CONSOLIDATED CONDENSED BALANCE SHEET
(In thousands)
                                                     FEBRUARY 28  NOVEMBER 30
                                                        1994         1993
ASSETS                                               -----------  -----------
Current assets:
Cash and short-term investments....................  $  3,930      $  9,097
Receivables, net...................................    30,518        36,644
Inventories:
   Raw materials and supplies......................     8,156         6,295
   Work in process.................................    23,803        22,864
   Finished goods..................................     7,497         8,644
                                                       39,456        37,803
   Less amount necessary to reduce
   certain inventories to
   LIFO method.....................................     3,022         2,932
                                                       36,434        34,871
Prepaid expenses...................................     2,773         2,527
Total current assets...............................    73,655        83,139
Property, plant, and equipment, net................    28,298        29,004
Other assets and deferred charges..................     4,894         4,922
Total assets.......................................  $106,847      $117,065

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of term debt....................  $  1,214      $  1,237
Notes payable, banks...............................    16,702        18,684
Accounts payable...................................    12,830        19,333
Accrued expenses...................................    14,102        14,471
Total current liabilities..........................    44,848        53,725
Term debt..........................................     4,812         5,374
Guaranteed Employees' Stock Ownership
   Plan obligation.................................    18,339        19,206
Postretirement benefit liability..................     12,993            --
Minimum pension liability..........................     3,348         3,348
Other long-term liabilities........................       150           150
Deferred income taxes..............................     1,542         1,622
                                                       86,032        83,425

Redeemable convertible preferred stock.............    24,000        24,000

Guaranteed Employees' Stock Ownership
   Plan obligation.................................   (17,096)      (17,533)
Treasury stock, at cost............................    (2,789)       (2,789)
                                                        4,115         3,678

Common stock.......................................    19,563        19,594
Guaranteed Employees' Stock Ownership
   Plan obligation.................................    (1,243)       (1,673)
Minimum pension liability..........................    (3,348)       (3,348)
Foreign currency translation adjustments...........    (4,174)       (4,037)
Retained earnings..................................     9,123        22,829
                                                       19,921        33,365
Less treasury stock, at cost.......................     3,221         3,403
                                                       16,700        29,962
Total liabilities and stockholders' equity.........  $106,847      $117,065

CONSOLIDATED CONDENSED
STATEMENT OF CASH FLOWS
(In thousands)
                                                        THREE MONTHS ENDED
                                                     FEBRUARY 28  FEBRUARY 28
                                                        1994          1993
CASH FLOWS FROM                                      ---------     --------
   OPERATING ACTIVITIES:
Net loss...........................................  $(13,261)     $(5,201)
Adjustments to reconcile net loss to cash
    used in operations:
    Cumulative effect of change in method of
       accounting for postretirement benefits
       other than pensions.........................    13,416           --
    Depreciation and amortization..................     1,186        1,360
    Gain on sale of property, plant, and equipment.        (6)         (30)
    Deferred income taxes..........................       (84)        (122)
    Changes in assets and liabilities:
        Receivables, net...........................     6,069        8,114
        Inventories................................    (1,645)      (1,054)
        Prepaid expenses...........................      (252)         464
        Accounts payable...........................    (6,445)      (2,160)
        Accrued expenses...........................      (748)      (2,160)
        U.S. and foreign income taxes..............       (34)         113
        Other......................................      (101)      (1,949)
Net cash used in operations........................    (1,905)      (2,625)

CASH FLOWS FROM INVESTING AND OTHER
    ACTIVITIES:
Plant and equipment additions......................      (413)        (731)
Proceeds from sale of property, plant, and
   equipment.......................................         8          389

Net cash used in investing and other activities....      (405)        (342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in term debt...................      (595)          34
Decrease notes payable, banks......................    (1,998)      (7,399)
Treasury stock, net................................       148           --
Cash dividends.....................................      (411)        (421)

Net cash used in financing activities..............    (2,856)      (7,786)

EFFECT OF TRANSLATION ADJUSTMENT ON
   CASH............................................        (1)        (131)

CASH AND SHORT-TERM INVESTMENTS:
Decrease in cash...................................    (5,167)     (10,884)
Beginning of year..................................     9,097       15,517
End of period......................................  $  3,930      $ 4,633

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are pleased to report that an unseasonably strong sales demand in the opening months of the new fiscal year resulted in our achieving earnings from operations for the fiscal 1994 first quarter ended February 28, 1994 compared to a substantial year-ago loss. As discussed in the 1993 Fourth Quarter Report to Stockholders, in the 1994 first quarter the Company also adopted the mandatory accounting change pursuant to Statement of Financial Accounting Standards (SFAS) 106 which governs accounting for nonpension retiree benefit costs.

SALES: Sales for the first quarter were $45,236,000, a 42% increase over sales of $31,949,000 in the comparable period of 1993. The increase in sales revenue reflects continued improvement in the domestic petroleum dispensing equipment market, which was up 49% over the prior year, and continued growth in the international market, which showed an increase of 32% relative to the prior-year first quarter.

EARNINGS: The Company reported earnings of $155,000 before the cumulative effect of the SFAS 106 accounting change noted above. This is a significant improvement over the $5,201,000 loss reported in the first quarter of 1993. Increased sales, improved margins, and lower operating expenses as a percent of sales contributed to the continued turnaround in earnings. The cumulative noncash effect of adopting SFAS 106 was $13,416,000 representing the actuarially determined transition obligation for retiree health benefits at the date of adoption.

COSTS AND EXPENSES: Cost of goods sold as a percent of sales for the three-month period improved, relative to 1993, due primarily to reduced manufac-turing costs. Selling, general, and administrative expenses, as a percent of sales, were below the prior-year first quarter as a result of cost containment initiatives implemented throughout the quarter. Interest expense was below the prior year due to a lower level of debt outstanding during the quarter. Other expense, net, was below the prior year in that the year-ago first quarter included a loss of $500,000 on the sale of a nonproductive asset.

OTHER: Cash used in operations for the quarter ended February 28, 1994 was $1,905,000 versus $2,625,000 used in the prior-year first quarter. The improvement relative to the prior year resulted from the higher sales level, higher inventory turns, and improved receivables collections.

Net cash used in investing and other activities was $405,000 in 1994,
primarily for capital expenditures.   Net cash used in investing and other
activities in the 1993 first quarter was $342,000, reflecting capital expenditures of $731,000 offset, in part, by proceeds from the sale of property, plant, and equipment of $389,000.

Net cash used in financing activities of $2,856,000, principally representing debt reduction and preferred stock dividend payments, was $4,930,000 less than the prior year.

DIVIDENDS: Financial covenants of Tokheim's current bank agreement preclude the payment of cash dividends on common stock throughout the term of the agreement.

OTHER DEVELOPMENTS: Most other public companies with fiscal years ended December 31, adopted the SFAS 106 accounting change at 1993 year-end. Because of its November 30 fiscal year-end, Tokheim's adoption was in the 1994 first quarter. Like many of those companies, Tokheim elected to recognize the entire SFAS 106 amount as a one-time charge rather than the alternative of spreading the adjustment over a period not to exceed 20 years. In making the decision to take the one-time charge in the first quarter, we conferred with representatives from the financial community and others, including our customers, many of whom had addressed the same issue in their own companies. Without exception, we were advised to take the mandatory charge as a one-time adjustment. Analysts, customers, and other sophisticated business people focus on the pure operating results of a company, not the effects of accounting changes whether they be positive or negative. As we indicated in our 1993 Fourth Quarter Report to Stockholders, adoption of SFAS 106 has no cash flow effect and does not represent any change in the way the Company has administered or paid retiree health care benefits in past years.

Recently, Tokheim negotiated a three-year, $47 million bank commitment to refinance its existing loan agreement which was to have matured on December 1, 1994. By all measures, the favorable terms of the new agreement reflect the substantial progress the Company has made in improving its results from operations and reducing its debt from $85 million approximately two years ago to the present level of $41 million. The new agreement will result in substantial savings in interest cost relative to the amount the Company is paying currently. The new credit agreement, along with the equity private placement of 1.3 million shares last July, successfully completes the Company's overall recapitalization plan and provides a sound foundation to finance the renewed growth of the business.

In the area of product development, the Company recently passed all requirements of the California Air Resources Board (CARB) with its new MAXVAC(TM) vacuum-assist vapor recovery system. Tokheim's new MAXVAC(TM) system uses the latest technology to prevent the escape of gasoline vapors during refueling. Research commissioned by Tokheim shows that consumers prefer the "ease of use" features incorporated in the new MAXVAC(TM) system. Under Environmental Protection Agency (EPA) Stage II regulations, 57 ozone nonattainment areas in the United States must come into compliance with EPA air emissions standards by 1996. It is estimated that over 30,000 retail service station locations across the country will be impacted potentially by Stage II vapor recovery control according to an independent market research study. The estimated number of stations converting to Stage II vapor recovery in 1994 is approximately 12,000. This translates to about 56,000 dispensers that will require replacement or retrofitting to comply with the Clean Air Act amendments of 1990.

We are more than gratified with having achieved profitability in the fiscal first quarter which, as noted at the outset, traditionally represents the seasonal trough of sales activity in the industry. We interpret these results as further validation of our expectations of a return to more normal levels of business activity. Our strong product position; the important strategic alliances we have forged with Shell in Europe, Amoco here in the United States, and VeriFone for development of POS technology; the cost reductions we have implemented; and improvements we have made in operating efficiency, all position the Company strongly to participate in the recovering market.

We look forward to outlining our 1994 objectives for our stockholders at the annual stockholders' meeting to be held on April 13, 1994, at our corporate offices in Fort Wayne.

                                          PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit (11) Computation of Primary and Fully Diluted Earnings per Share for the three months ended February 28, 1994 and 1993, is located on page 9.
(b)     Reports on Form 8-K - None.

                                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TOKHEIM CORPORATION




Date  April 14, 1994                Douglas K. Pinner
                                    President and Chief Executive Officer




Date  April 14, 1994                Jess B. Ford
                                    Vice President, Finance, Secretary, and
                                    Chief Financial Officer

                      TOKHEIM CORPORATION AND SUBSIDIARIES
                        EXHIBIT (11) - EARNINGS PER SHARE
          FOR THE QUARTERS ENDED FEBRUARY 28, 1994 AND FEBRUARY 28, 1993


Primary earnings per share are based on the weighted average number of shares outstanding during each year. The assumed exercise of employees' stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock is antidilutive, and is, therefore, not included in the primary earnings per share calculation.

The following table presents information necessary to calculate earnings per share for quarters ended February 28, 1994, and February 28, 1993.

                                                          Primary
                                                    --------------------
                                                      1994        1993
                                                    --------    --------
SHARES OUTSTANDING (IN THOUSANDS):
   Weighted average outstanding..................     7,755      6,328
   Share equivalents.............................       --         --
   Adjusted outstanding..........................     7,755      6,328
NET EARNINGS (LOSS):
   Loss before cumulative effect of change in
      method of accounting for postretirement
      benefits other than pensions...............  $    155    $(5,201)
   Cumulative effect of change in method of
      accounting for postretirement benefits
      other than pensions........................   (13,416)        --
   Net loss......................................   (13,261)    (5,201)
   Less preferred stock dividend.................       411        421
   Loss applicable to common stock...............  $(13,672)   $(5,622)
NET LOSS PER COMMON SHARE:
   Loss before cumulative effect of change in
      method of accounting for postretirement
      benefits other than pensions...............   $ (0.03)   $ (0.89)
   Cumulative effect of change in method of
      accounting for postretirement benefits
      other than pensions.......................     (1.73)        --
   Net loss per common share....................   $ (1.76)   $ (0.89)

                   TOKHEIM CORPORATION AND SUBSIDIARIES
                     EXHIBIT (11) - EARNINGS PER SHARE
           FOR THE QUARTERS ENDED FEBRUARY 1994 AND FEBRUARY 28, 1993
                                (CONTINUED)


For 1993, fully diluted earnings per share is considered to be the same as primary earnings per share, since the effect of certain potentially dilutive securities would be antidilutive.


                                                       Fully Diluted
                                                   --------------------
                                                     1994        1993
                                                   --------    --------
SHARES OUTSTANDING (IN THOUSANDS):
   Weighted average outstanding..................     7,755      6,328
   Share equivalents.............................        92         --
   Weighted conversion of preferred stock........     1,171        882
   Adjusted outstanding..........................     9,018      7,210
NET EARNINGS (LOSS):
   Loss before cumulative effect of change
      in method of accounting for postretirement
      benefits other than pension................  $    155    $(5,201)
   Cumulative effect of change in method of
      accounting for postretirement benefits
      other than pensions........................   (13,416)        --
   Net earnings (loss)...........................   (13,261)    (5,201)
   Less preferred stock dividend.................       411        421
   Loss applicable to common stock...............  $(13,672)   $(5,622)
NET EARNINGS (LOSS) PER COMMON SHARE:
   Loss before cumulative effect of change
      in method of accounting for
      postretirement benefits other
      than pensions..............................  $  (0.03)   $ (0.78)
   Cumulative effect of change in method of
      accounting for postretirement benefits
      other than pensions........................     (1.49)        --
   Net loss per common share.....................  $  (1.52)   $ (0.78)