Form 10-Q
period 1994-05-31
TOKHEIM CORP
filed 1994-07-15
CIK 98559

July 14, 1994



Securities & Exchange Commission
Division of Corporate Finance
500 North Capitol Street
Washington, D.C.  20549

Gentlemen:

Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, enclosed is Tokheim's Form 10-Q for the period ended May 31, 1994.

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

For the quarterly period ended          MAY 31, 1994
                                   --------------------

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                                   -------------       -------------

Commission File Number  1-6018
                       --------

                                 TOKHEIM CORPORATION
                (Exact name of registrant as specified in its charter)


           INDIANA                                          35-0712500
- --------------------------------                       --------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)


   10501 CORPORATE DR., FORT WAYNE, IN                         46845
- ----------------------------------------                  ---------------
(Address of principal executive offices)                     (Zip Code)

(Registrant's telephone number including area code)  (219) 423-2552
                                                    ----------------


                                NOT APPLICABLE
- ---------------------------------------------------------------------
(Former name, former address, and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No     .
    ---      ---

As of May 31, 1994, 7,814,023 shares of voting common stock were outstanding.

In addition, 832,091 shares of convertible preferred stock were held by the Retirement Savings Plan for Employees of Tokheim Corporation and Subsidiaries.

The exhibit index is located on page 7.

                        PART I.  FINANCIAL INFORMATION
                              TOKHEIM CORPORATION


ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(AMOUNTS IN THOUSANDS EXCEPT AMOUNTS PER SHARE)
                                                     Three Months Ended        Six Months Ended
                                                   -----------------------------------------------
                                                    May 31      May 31         May 31     May  31
                                                     1994        1993           1994       1993
                                                   ---------------------- ------------------------
NET SALES..........................................  $ 49,908    $44,679     $ 95,144    $ 76,628

Cost of sales, exclusive of items listed below.....    37,246     33,944       71,759      59,851
Selling, general, and administrative expenses......     9,497      9,513       18,003      17,627
Depreciation and amortization......................     1,155      1,363        2,341       2,723
Interest expense (net of interest income of
  $51 and $139 in 1994 and $65 and $163 in 1993
  for the three-month and six-month periods,
  respectively)....................................       651        738        1,281       1,474
Foreign currency gains (losses)....................       117        (39)          53        (412)
Other income (expense), net .......................      (107)         7         (247)       (526)
Earnings (loss) before income taxes and
  cumulative effect of change in method of
  accounting for postretirement benefits other
  than pensions....................................     1,369       (911)       1,566      (5,985)
Income taxes.......................................       218        205          260         332

Earnings (loss) before cumulative effect of
  change in method of accounting for post-
  retirement benefits other than pensions..........     1,151     (1,116)       1,306      (6,317)

Cumulative effect of change in method of
  accounting for postretirement benefits other
  than pensions....................................        --         --      (13,416)         --

NET EARNINGS (LOSS)................................  $  1,151    $(1,116)    $(12,110)   $ (6,317)

Preferred stock dividends..........................  $    403    $   417     $    814    $    838
Net earnings (loss) applicable to common stock.....  $    748    $(1,533)    $(12,924)   $ (7,155)

Earnings (loss) per common share:
  Primary:
    Before cumulative effect of change in method of
      accounting for postretirement benefits other
      than pensions................................  $   0.10    $ (0.24)    $   0.06    $  (1.13)
    Cumulative effect of change in method of
      accounting for postretirement benefits
      other than pensions..........................        --         --        (1.73)         --
    Net earnings (loss)............................  $   0.10    $ (0.24)    $  (1.67)   $  (1.13)
    Weighted average shares outstanding............     7,863      6,398        7,775       6,359
  Fully diluted:
    Before cumulative effect of change in method
      of accounting for postretirement benefits
      other than pensions..........................  $   0.08    $ (0.24)    $   0.06    $  (1.13)
    Cumulative effect of change in method of
      accounting for postretirement benefits other
      than pensions................................        --         --        (1.73)         --
    Net earnings (loss)............................  $   0.08    $ (0.24)    $  (1.67)   $  (1.13)
    Weighted average shares outstanding............     9,103      6,398        7,775       6,359

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly its financial position as of May 31, 1994, and the results of operations and cash flows for the three-month periods and six-month periods ended May 31, 1994 and 1993.

Amounts for interim periods are unaudited. Amounts for the year ended November 30, 1993, were derived from audited financial statements included in the 1993 Annual Report to Stockholders.

Certain prior year amounts in these financial statements have been reclassified to conform with current year presentation.

Effective December 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires that certain postretirement medical and life insurance benefits be accounted for on an accrual basis.

Notes payable, banks has been classified as a long-term liability, reflecting the three-year term of the underlying financing agreement.

See financial statements and accompanying notes in the Company's 1993 Annual Report.

CONSOLIDATED CONDENSED BALANCE SHEET
(IN THOUSANDS)

                                                        May 31     November 30
                                                         1994          1993
                                                     ------------ -------------
ASSETS
Current assets:
Cash and short-term investments....................    $  2,798       $ 9,097
Receivables, net...................................      31,753        36,644
Inventories:
   Raw materials and supplies......................      10,312         6,295
   Work in process.................................      25,796        22,864
   Finished goods..................................       5,854         8,644
                                                         41,962        37,803
   Less amount necessary to reduce certain
     inventories to LIFO method....................       3,127         2,932
                                                         38,835        34,871
Prepaid expenses...................................       2,451         2,527
Total current assets...............................      75,837        83,139
Property, plant, and equipment, net................      27,552        29,004
Other assets and deferred charges..................       5,312         4,922
Total assets.......................................    $108,701      $117,065


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt...............    $  1,078      $  1,237
Notes payable, banks...............................          --        18,684
Accounts payable...................................      13,990        19,333
Accrued expenses...................................      14,383        14,471
Total current liabilities..........................      29,451        53,725
Long-term debt.....................................      20,693         5,374
Guaranteed Employees' Stock Ownership
   Plan obligation.................................      17,892        19,206
Post retirement benefit liability..................      13,158            --
Minimum pension liability..........................       3,348         3,348
Other long-term liabilities........................         150           150
Deferred income taxes..............................       1,571         1,622
                                                         86,263        83,425

Redeemable convertible preferred stock.............      24,000        24,000
Guaranteed Employees' Stock Ownership
   Plan obligation.................................     (16,650)      (17,533)
Treasury stock, at cost............................      (3,198)       (2,789)
                                                          4,152         3,678

Common stock.......................................      19,377        19,594
Guaranteed Employees' Stock Ownership
   Plan obligation.................................      (1,242)       (1,673)
Minimum pension liability..........................      (3,348)       (3,348)
Foreign currency translation adjustments...........      (3,904)       (4,037)
Retained earnings..................................       9,684        22,829
                                                         20,567        33,365
Less treasury stock, at cost.......................       2,281         3,403
                                                         18,286        29,962
Total liabilities and stockholders' equity.........    $108,701       $117,065

                                      4

CONSOLIDATED CONDENSED
STATEMENT OF CASH FLOWS
(IN THOUSANDS)                                            Six Months Ended
                                                       May 31         May 31
                                                        1994           1993
                                                      -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss...........................................    $(12,110)      $(6,317)
Adjustments to reconcile net loss to cash
used in operations:
    Cumulative effect of change in method of
      accounting for postretirement benefits
      other than pensions..........................      13,416            --
    Depreciation and amortization..................       2,341         2,723
    Loss on sale of property, plant, and equipment.           9           463
    Deferred income taxes..........................         (85)         (200)
    Changes in assets and liabilities:
        Receivables, net...........................       4,973           837
        Inventories................................      (4,067)        1,527
        Prepaid expenses...........................          71            51
        Accounts payable...........................      (5,540)       (2,384)
        Accrued expenses...........................        (346)       (3,745)
        U.S. and foreign income taxes..............           8           586
        Other......................................        (466)          (22)
Net cash used in operations........................      (1,796)       (6,481)

CASH FLOWS FROM INVESTING AND OTHER ACTIVITIES:
Plant and equipment additions......................        (827)       (1,001)
Proceeds from sale of property, plant, and
    equipment......................................         137           808

Net cash used in investing and other activities....        (690)         (193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in long term debt..............      (1,639)         (728)
Decrease notes payable, banks......................      (2,074)       (3,967)
Treasury stock, net................................         492            16
Cash dividends.....................................        (814)         (838)
Net cash used in financing activities..............      (4,035)       (5,517)

EFFECT OF TRANSLATION ADJUSTMENT ON
   CASH............................................         222            20

CASH AND SHORT-TERM INVESTMENTS:
Decrease in cash...................................      (6,299)      (12,171)
Beginning of year..................................       9,097        15,517
End of period......................................    $  2,798       $ 3,346

                                      5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are pleased to report an increase in both sales and profits for the fiscal 1994 second quarter, a further reduction in debt, and an improvement in our overall balance sheet position.

The improvement in business activity is across the board in terms of both products and markets. Retail and commercial product sales are up over last year and are showing increases in both domestic and international markets. The improvement in operating results over the prior year, and over the first quarter of this year, reflects both stronger sales and the combined effect of better margins and reduced operating expenses as a percent of sales.

SALES: Consolidated sales for the fiscal 1994 second quarter were $49,908,000, an increase of 11.7% from sales of $44,679,000 reported in the comparable period in 1993 and an increase of 10.3% over the $45,236,000 reported in the fiscal 1994 first quarter. Sales of $95,144,000 for the first six months were up
24.2% over sales of $76,628,000 reported in the same period last year.

EARNINGS: Consolidated net earnings in the fiscal 1994 second quarter were $1,151,000, or $0.10 primary earnings per share, compared to a net loss of $1,116,000, or $0.24 per share, reported in the previous year's second quarter. Six months consolidated net earnings were $1,306,000, or $0.06 primary earnings per share, before the cumulative effect of an accounting change, compared to a loss of $6,317,000, or $1.13 per share, for the same period last year. The net loss, after giving effect to the mandatory accounting change reflecting the 1994 first quarter adoption of Statement of Financial Accounting Standards (SFAS) No. 106 governing accounting for nonpension retiree benefit costs, was $12,110,000, or $1.67 per share.

COSTS AND EXPENSES: Gross margin as a percent of sales improved to 25.4%, up from 24% reported in the fiscal 1993 second quarter due to the combined effect of reduced costs and improved product mix. Selling, General, and Administrative expenses were below those of the prior year both in terms of dollars and as a percent of sales. Interest expense was below the prior year due to lower levels of debt throughout the 1994 second quarter and a lower interest rate resulting from a new financing agreement.

OTHER: Cash used in operations for the six-month period ended May 31, 1994 was $1,796,000 versus $6,481,000 used in the prior year six-month period. The improvement relative to the prior year resulted from the higher sales level, higher inventory turns, and improved receivables collections.

Funds used in investing and other activities were $690,000 in 1994, representing $827,000 in capital expenditures less $137,000 of proceeds from sale of equipment. Cash used in investing and other activities in the 1993 six-month period was $193,000 reflecting capital expenditures of $1,001,000 offset, in part, by proceeds from the sale of property, plant, and equipment of $808,000.

Cash used in financing activities of $4,035,000, principally representing debt reduction and preferred stock dividend payments, was $1,482,000 less than the prior year.

DIVIDENDS: Financial covenants of Tokheim's current bank agreement preclude the payment of cash dividends on common stock throughout the 1994 fiscal year.

OTHER DEVELOPMENTS: The Company's balance sheet at the end of the second quarter continues to show improvement with the working capital ratio increasing to 2.6 from 1.6 reported in the 1994 first quarter, reflecting the financial effect of completion of the new three-year financing agreement. Total debt was further reduced to $39.7 million during the second quarter from $41.1 million reported at the end of the first quarter. The Company's debt level is less than half what it was at the beginning of 1992 when it peaked at nearly $85 million.

While it is difficult at this early stage of the industry recovery to pinpoint just how order activity will slot into the third and fourth quarters, we remain optimistic that the year as a whole will continue to show considerable improvement over last year. In addition, we firmly believe that our clear customer focus and dedication to quality and service will lead to continuing increases in earnings and stockholder returns in the long run.

The Annual Meeting of Stockholders was held on April 13, 1994. Accomplishments toward 1993 objectives were reviewed, and objectives for the 1994 fiscal year were discussed. Enclosed is a copy of the "Highlights of the Annual Meeting" which reviews the meeting's formal proceedings.


                                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Reports on Form 8-K - None.

                               SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    TOKHEIM CORPORATION




Date  July 11, 1994                 Douglas K. Pinner
     ---------------                -------------------------------------
                                    President and Chief Executive Officer




Date  July 11, 1994                 Jess B. Ford
     ---------------                -------------------------------------
                                    Vice President, Finance, Secretary,
                                    and Chief Financial Officer

                      TOKHEIM CORPORATION AND SUBSIDIARIES
                       EXHIBIT (11) - EARNINGS PER SHARE
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED MAY 31, 1994, AND MAY 31, 1993


Primary earnings per share are based on the weighted average number of shares outstanding during each year and the assumed exercise of dilutive employees' stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock.

The following table presents information necessary to calculate earnings (loss) per share for the three month and six month periods ended May 31, 1994 and May 31, 1993:

                                                                  PRIMARY
                                                  ----------------------------------------
                                                  Three Months Ended    Six Months Ended
                                                   May 31,   May 31,   May 31,     May 31,
                                                    1994      1993       1994       1993
                                                  ------------------- --------------------
Shares outstanding (in thousands):
  Weighted average outstanding..................    7,790     6,398      7,775       6,359
  Share equivalents.............................       73        --         --          --
  Adjusted outstanding..........................    7,863     6,398      7,775       6,359

Net Earnings (loss):
  Earnings (loss) before cumulative effect of
    change in method of accounting for
    postretirement benefits other than pensions.  $ 1,151   $(1,116)  $  1,306   $  (6,317)
  Cumulative effect of change in method of
    accounting for postretirement benefits
    other than pensions.........................       --        --    (13,416)         --
  Net earnings (loss)...........................    1,151    (1,116)   (12,110)     (6,317)
  Less preferred stock dividend.................      403       417        814         838
  Net earnings (loss) applicable to
  common stock..................................  $   748   $(1,533)  $(12,924)  $  (7,155)

Net earnings (loss) per common share:
  Before cumulative effect of change in
    method of accounting for postretirement
    benefits other than pensions................  $  0.10   $ (0.24)  $   0.06   $   (1.13)
  Cumulative effect of change in method of
    accounting for postretirement benefits
    other than pensions.........................       --        --      (1.73)         --
  Net earnings (loss) ..........................  $  0.10   $ (0.24)  $  (1.67)  $   (1.13)

                             TOKHEIM CORPORATION AND SUBSIDIARIES
                               EXHIBIT (11) - EARNINGS PER SHARE
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED MAY 31, 1994, AND MAY 31, 1993


For financial reporting purposes for the three month period ended May 31, 1993, and the six month periods ended May 31, 1993 and 1994, the loss per share, assuming full dilution, is considered to be the same as primary since the effect of the common stock equivalents would be antidilutive.

                                                                 FULLY DILUTED
                                                   ----------------------------------------
                                                     Three Months Ended  Six Months Ended
                                                     May 31,   May 31,  May 31,     May 31,
                                                      1994      1993      1994       1993
                                                   -------------------- -------------------
Shares outstanding (in thousands):
  Weighted average outstanding..................    7,790     6,398      7,775       6,359
  Share equivalents.............................       77        23         81          23
  Weighted conversion of preferred stock........    1,236       867      1,221         882
  Adjusted outstanding..........................    9,103     7,288      9,077       7,264

Net Earnings (loss):
  Earnings (loss) before cumulative effect of
    change in method of accounting for
    postretirement benefits other than pensions.  $ 1,151   $(1,116)  $  1,306   $  (6,317)
  Cumulative effect of change in method of
    accounting for postretirement benefits
    other than pensions.........................       --        --    (13,416)         --
  Net earnings (loss)...........................    1,151    (1,116)   (12,110)     (6,317)
  Less preferred stock dividend.................      403       417        814         838
  Net earnings (loss) applicable to
    common stock................................  $   748   $(1,533)  $(12,924)  $  (7,155)

Net earnings (loss) per common share:
  Before cumulative effect of change in
    method of accounting for postretirement
    benefits other than pensions................  $  0.08   $ (0.21)  $   0.05   $   (0.98)
  Cumulative effect of change in method of
    accounting for postretirement benefits
    other than pensions.........................       --        --      (1.48)         --
  Net earnings (loss)...........................  $  0.08   $ (0.21)  $  (1.43)  $   (0.98)

                                      10