Form 10-Q
period 1994-08-31
TOKHEIM CORP
filed 1994-10-17
CIK 98559

October 14, 1994



Securities & Exchange Commission
Division of Corporate Finance
500 North Capitol Street
Washington, D.C.  20549

Gentlemen:

Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, enclosed is Tokheim's Form 10-Q for the period ended August 31, 1994.

                                   Sincerely,

                                   TOKHEIM CORPORATION



                                   Jess B. Ford
                                   Vice President, Finance
                                   Secretary, and Chief
                                   Financial Officer

Enclosure

pc:  New York Stock Exchange
       Division of Stock List - 2
     Fred Axley - McDermott, Will & Emery
     Louis Pach - Coopers & Lybrand

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549


(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           AUGUST 31, 1994
                                      --------------------
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission File Number 1-6018
                       ------

                       TOKHEIM CORPORATION
    --------------------------------------------------------
      (Exact name of registrant as specified in its charter)


               INDIANA                            35-0712500
- ------------------------------------   ----------------------------
 (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)            Identification No.)


 10501 CORPORATE DR., FORT WAYNE, IN                 46845
- -------------------------------------------   ------------------
(Address of principal executive offices)          (Zip Code)

(Registrant's telephone number including area code)  (219) 470-4600
                                                     ---------------
                         NOT APPLICABLE
- --------------------------------------------------------------------
  (Former name, former address, and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---       ---

As of August 31, 1994, 7,833,483 shares of voting common stock were outstanding.

In addition, 828,442 shares of convertible preferred stock were held by the Retirement Savings Plan for Employees of Tokheim
Corporation and Subsidiaries.

The exhibit index is located on page 7.

                      PART I.  FINANCIAL INFORMATION
                           TOKHEIM CORPORATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(AMOUNTS IN THOUSANDS EXCEPT AMOUNTS PER SHARE)

                                                     Three Months Ended       Nine Months Ended
                                                   ------------------------------------------------
                                                   August 31,  August 31,   August 31,  August 31,
                                                     1994        1993         1994        1993
                                                   ----------------------   -----------------------
NET SALES........................................  $ 47,931    $41,386      $143,075    $118,014
Cost of sales, exclusive of items listed below...    37,610     32,840       109,369      92,691
Selling, general, and administrative expenses....     9,778      8,187        27,781      25,814
Depreciation and amortization....................     1,129      1,290         3,470       4,013
Interest expense (net of interest income of $53
  and $192 in 1994 and $93 and $256 in 1993
  for the three-month and nine-month periods,
  respectively)..................................       609        709         1,890       2,183
Foreign currency gains (losses)..................        95       (143)          148        (555)
Other income (expense), net .....................      (158)       113          (405)       (413)
Loss before income taxes and cumulative
  effect of change in method of accounting for
  postretirement benefits other than pensions....    (1,258)    (1,670)          308      (7,655)
Income taxes.....................................       215        268           475         600

Loss before cumulative effect of  change
  in method of accounting for post-
  retirement benefits other than pensions........    (1,473)    (1,938)         (167)     (8,255)

Cumulative effect of change in method of
  accounting for postretirement benefits other
  than pensions..................................        --         --       (13,416)         --

NET LOSS ........................................  $ (1,473)   $(1,938)     $(13,583)    $(8,255)

Preferred stock dividends........................  $    401    $   414      $  1,215     $ 1,252
Net loss applicable to common stock..............  $ (1,874)   $(2,352)     $(14,798)    $(9,507)

Loss per common share:
  Primary:
    Before cumulative effect of change in
      method of accounting for postretirement
      benefits other than pensions...............  $  (0.24)   $ (0.33)     $  (0.18)    $ (1.42)
    Cumulative effect of change in method of
      accounting for postretirement benefits
      other than pensions........................       --          --         (1.72)         --
    Net loss.....................................  $  (0.24)   $ (0.33)     $  (1.90)    $ (1.42)
    Weighted average shares outstanding..........     7,823      7,140         7,790       6,708

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly its financial position as of August 31, 1994, and the results of operations and cash flows for the three-month periods and nine-month periods ended August 31, 1994 and 1993.

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

The domestic portion of notes payable, banks has been classified as a long-term liability, reflecting the three-year term of the underlying financing agreement.

Fully diluted loss per share is considered to be the same as primary loss per share, since the effect of certain potentially dilutive securities would be antidilutive.

See financial statements and accompanying notes in the Company's 1993 Annual Report.

CONSOLIDATED CONDENSED BALANCE SHEET
(IN THOUSANDS)
                                                   August 31,   November 30,
                                                     1994          1993
                                                -------------  --------------
ASSETS
Current assets:
Cash and cash equivalents....................      $  3,315      $ 9,097
Receivables, net.............................        31,014       36,644
Inventories:
   Raw materials and supplies................        9,844         6,295
   Work in process...........................       25,457        22,864
   Finished goods............................        7,292         8,644
                                                    42,593        37,803
   Less amount necessary to reduce certain
     inventories to LIFO method..............        2,995         2,932
                                                    39,598        34,871
Prepaid expenses.............................        2,470         2,527
Total current assets.........................       76,397        83,139
Property, plant, and equipment, net..........       27,432        29,004
Other assets and deferred charges............        5,437         4,922
Total assets.................................     $109,266      $117,065

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt.........     $  1,070      $  1,237
Notes payable, banks.........................        2,005        18,684
Accounts payable.............................       14,356        19,333
Accrued expenses.............................       15,886        14,471
Total current liabilities....................       33,317        53,725
Long-term debt...............................       18,679         5,374
Guaranteed Employees' Stock Ownership
   Plan obligation...........................       17,438        19,206
Post retirement benefit liability............       13,285            --
Minimum pension liability....................        3,348         3,348
Other long-term liabilities..................          150           150
Deferred income taxes........................        1,607         1,622
                                                    87,824        83,425

Redeemable convertible preferred stock.......       24,000        24,000
Guaranteed Employees' Stock Ownership
   Plan obligation...........................      (16,196)      (17,533)
Treasury stock, at cost......................       (3,289)       (2,789)
                                                     4,515         3,678

Common stock.................................       19,410        19,594
Guaranteed Employees' Stock Ownership
   Plan obligation...........................       (1,242)       (1,673)
Minimum pension liability....................       (3,348)       (3,348)
Foreign currency translation adjustments.....       (3,571)       (4,037)
Retained earnings............................        7,739        22,829
                                                    18,988        33,365
Less treasury stock, at cost.................        2,061         3,403
                                                    16,927        29,962
Total liabilities and stockholders' equity...     $109,266      $117,065

CONSOLIDATED CONDENSED
STATEMENT OF CASH FLOWS
(IN THOUSANDS)

                                                     Nine Months Ended
                                                   August 31    August 31
                                                     1994         1993
                                                  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.....................................     $(13,583)      $(8,255)
Adjustments to reconcile net loss to cash
  provided from (used in) operations:
    Cumulative effect of change in method
    of accounting for postretirement
    benefits other than pensions.............       13,416            --
    Depreciation and amortization............        3,470         4,013
    Loss on sale of property, plant, and
       equipment.............................            1           428
    Deferred income taxes...................           (85)          (54)
    Changes in assets and liabilities:
        Receivables, net.....................        6,204          (142)
        Inventories..........................       (4,592)        1,854
        Prepaid expenses.....................           66          (312)
        Accounts payable.....................       (5,431)       (2,555)
        Accrued expenses.....................        1,397        (4,464)
        U.S. and foreign income taxes........         (142)          756
        Other................................         (582)          385
Net cash provided from (used in) operations..          139        (8,346)

CASH FLOWS FROM INVESTING AND
   OTHER ACTIVITIES:
Plant and equipment additions................       (1,631)       (1,828)
Proceeds from sale of property, plant, and
    equipment................................          158         2,385

Net cash provided from (used in) investing
  and other activities.......................       (1,473)          557

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in term debt........................       (3,797)       (2,105)
Decrease notes payable, banks................         (163)      (11,259)
Proceeds from issuance of common stock.......           49        11,485
Treasury stock, net..........................          550           277
Cash dividends...............................       (1,215)       (1,252)
Net cash used in financing activities........       (4,576)       (2,854)

EFFECT OF TRANSLATION ADJUSTMENT
   ON CASH...................................          128          (163)

CASH AND CASH EQUIVALENTS:
Decrease in cash.............................       (5,782)      (10,806)
Beginning of year............................        9,097        15,517
End of period................................     $  3,315       $ 4,711

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The combined financial impact of a decision to maintain plant employment levels in the face of a temporary downturn in the equipment demand curve and recent competitive pricing pressures resulted in our reporting a loss for the quarter.

SALES: Consolidated sales for the fiscal 1994 third quarter were $47,931,000, an increase of 16% from sales of $41,386,000 reported in the comparable period in 1993. Sales of $143,075,000 for the first nine months were up 21% over sales of $118,014,000 reported in the same period last year.

EARNINGS: The consolidated net loss for the fiscal 1994 third quarter was $1,473,000, or $0.24 per share, slightly narrower than the loss of $1,938,000, or $0.33 per share, reported in the previous year's third quarter. Nine months consolidated loss was $167,000, or $0.18 per share, before the cumulative effect of an accounting change, a sharp improvement from the loss of $8,255,000, or $1.42 per share, for the same period last year. The net loss, after giving effect to the mandatory noncash accounting change reflecting the 1994 first quarter adoption of Statement of Financial Accounting Standards (SFAS) No. 106 governing accounting for nonpension retiree benefit costs, was $13,583,000, or $1.90 per share.

COSTS AND EXPENSES: Gross margin as a percent of sales improved to 21.5%, up from 20.6% reported in the fiscal 1993 third quarter, due to the combined effect of reduced costs and improved product mix. Selling, General, and Administrative expenses increased $1.6 million over the prior year's third quarter to 20.4% of sales versus 19.8% of sales in 1993. The increase was primarily related to costs incurred in connection with the Amoco and VeriFone alliances and increased international marketing efforts. Interest expense was below the prior year due to lower levels of debt throughout the 1994 third quarter and a lower interest rate resulting from a new financing agreement.

OTHER: Cash provided from operations for the nine-month period ended August 31, 1994 was $139,000 versus a cash deficit of $8,346,000 in the prior-year nine-month period. The improvement relative to the prior year resulted primarily from the higher sales level and improved receivables collections.

Funds used in investing and other activities, were $1,473,000 in 1994 representing $1,631,000 in capital expenditures less $158,000 of proceeds from sale of equipment. Cash provided from investing and other activities in the 1993 nine-month period was $557,000 reflecting $1,828,000 in capital expenditures offset by $2,385,000 of proceeds from the sale of property, plant, and equipment.

Cash used in financing activities of $4,576,000, principally representing debt reduction and preferred stock dividend payments, was $1,722,000 greater than the prior year.

DIVIDENDS: Financial covenants of Tokheim's current bank agreement preclude the payment of cash dividends on common stock throughout the 1994 fiscal year.

OTHER DEVELOPMENTS: Margins were impacted during the third quarter by our conscious decision to maintain plant employment levels and build inventories in anticipation of a sustained upturn in the equipment demand curve. The order rate actually dipped in the third quarter causing manufacturing inefficiencies as production rates were reduced. Soft demand also brought about industry pricing pressures during the past few months. The market is still showing considerable improvement over the prior year. However, a temporary slowdown in order activity during the third quarter, caused by the impact of oil pricing on the profitability of major domestic oil company operations and specific restructuring initiatives undertaken by some of our major oil customers, resulted in our falling short of previously anticipated levels of sales volume and profitability. We have taken action to improve performance in the fourth quarter by trimming manpower levels and accelerating the implementation of cost-reduction value engineering projects.

While the collective effect of increased costs and soft pricing resulted in a third quarter loss, the fiscal year continues to show substantial improvement over 1993. Ignoring the effect of the noncash accounting change, on a year-to-date basis, our net operating results are approximately $8,000,000 ahead of last year. That marked improvement stems primarily from increased margins from manufacturing efficiencies achieved and the added impact of higher sales volumes and lower operating expenses as a percent of sales reflecting cost-reduction actions taken in all areas of the business.

Order rates have picked up sharply over the past few weeks and are presently running well ahead of last year. The increase in order activity has come from both domestic and international sources. Our expectations are high for a strong fourth quarter and the achievement of our goal of a return to profitability for the year as a whole.

I am pleased to announce that John A. Todd has joined the Company as director of engineering. Mr. Todd brings to Tokheim over 20 years of petroleum dispensing and systems engineering experience. For the last 12 years, he has been serving as vice president of engineering of the Wayne Pump Division of Dresser Industries. He will assume responsibility for Tokheim's high-priority Value Engineering Program designed to enhance the manufacturing cost and functional efficiency of product design for both domestic and export products as well as new product development and sustaining engineering.


                        PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:
          (11) Details supporting the computation of primary and fully diluted earnings per share
          (27)  Financial Data Schedule

     (b)  Reports on Form 8-K - None.

                              SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TOKHEIM CORPORATION
                                 --------------------------------------



Date    October 14, 1994          Douglas K. Pinner
    -----------------------      --------------------------------------
                                  President and Chief Executive Officer




Date    October 14, 1994          Jess B. Ford
     ------------------------    --------------------------------------
                                  Vice President, Finance, Secretary, and
                                  Chief Financial Officer

                      TOKHEIM CORPORATION  AND SUBSIDIARIES
                       EXHIBIT (11) - EARNINGS PER SHARE
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                   ENDED AUGUST 31, 1994, AND AUGUST 31, 1993


Primary earnings per share are based on the weighted average number of shares outstanding during each year and the assumed exercise of dilutive employees' stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock.

The following table presents information necessary to calculate loss per share for the three-month and nine-month periods ended August 31, 1994 and August 31, 1993:

                                                                          PRIMARY
                                                     -----------------------------------------------------
                                                         Three Months Ended         Nine Months Ended
                                                       August 31,   August 31,     August 31, August 31,
                                                         1994         1993           1994       1993
                                                     -----------------------------------------------------
Shares outstanding (in thousands):
Weighted average outstanding......................        7,823         7,069         7,790       6,637
  Share equivalents...............................           --            71            --          71
  Adjusted outstanding............................        7,823         7,140         7,790       6,708

Net loss:
  Loss before cumulative effect of change
    in method of accounting for postretirement
    postretirement benefits other than pensions...      $(1,473)      $(1,938)       $ (167)   $ (8,255)
  Cumulative effect of change in method of
    accounting for postretirement benefits
    other than pensions...........................           --            --       (13,416)         --
  Net loss........................................       (1,473)       (1,938)      (13,583)     (8,255)
  Less preferred stock dividend...................          401           414         1,215       1,252
  Net loss applicable to common stock.............      $(1,874)      $(2,352)     $(14,798)   $ (9,507)

Net loss per common share:
  Loss before cumulative effect of change in
    method of accounting for postretirement
    benefits other than pensions..................      $ (0.24)      $ (0.33)     $  (0.18)   $  (1.42)
  Cumulative effect of change in method of
  accounting for postretirement benefits
    other than pensions...........................           --            --         (1.72)         --
  Net loss per common share.......................      $ (0.24)      $ (0.33)     $  (1.90)   $  (1.42)

                           TOKHEIM CORPORATION AND SUBSIDIARIES
                             EXHIBIT (11) - EARNINGS PER SHARE
                       FOR THE THREE MONTH  AND NINE MONTH PERIODS
                        ENDED AUGUST 31, 1994, AND AUGUST 31, 1993


For financial reporting purposes, the loss per share, assuming full dilution, is considered to be the same as primary since the effect of the common stock equivalents would be antidilutive.

                                                                          Fully Diluted
                                                    -----------------------------------------------------
                                                     Three Months Ended           Nine Months Ended
                                                    August 31,   August 31,     August 31,   August 31,
                                                      1994         1993           1994         1993
                                                    -----------------------------------------------------
Shares outstanding (in thousands):
  Weighted average outstanding....................      7,823        7,069          7,790        6,637
  Share equivalents...............................         52           77             71           77
  Weighted conversion of preferred stock..........      1,371          859          1,280          875
  Adjusted outstanding............................      9,246        8,005          9,141        7,589

Net loss:
  Loss before cumulative effect of change
    in method of accounting for postretirement
    benefits other than pensions..................    $(1,473)     $(1,938)      $   (167)    $ (8,255)
  Cumulative effect of change in method of
    accounting for postretirement benefits
    other than pensions...........................         --           --        (13,416)          --
  Net loss........................................     (1,473)      (1,938)       (13,583)      (8,255)
  Less preferred stock dividend...................        401          414          1,215        1,252
  Net loss applicable to common stock.............    $(1,874)       $(2,352)      $(14,798)    $(9,507)

Net loss per common share:
  Loss before cumulative effect of change in
    method of accounting for postretirement
    benefits other than pensions..................    $ (0.20)     $ (0.29)      $  (0.15)    $ (1.25)
  Cumulative effect of change in method of
    accounting for postretirement benefits
    other than pensions...........................         --           --          (1.47)         --
  Net loss per common share.......................    $ (0.20)     $ (0.29)      $  (1.62)    $ (1.25)

                                      10