Form 10-K
period 1994-11-30
TOKHEIM CORP
filed 1995-02-27
CIK 98559

February 27, 1995



Securities and Exchange Commission
Division of Corporate Finance
500 North Capitol Street
Washington, D.C. 20549

Gentlemen:

Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934, we enclose Form 10-K for the period ended November 30, 1994.

An additional copy has been filed with the New York Stock Exchange.

Sincerely,

TOKHEIM CORPORATION



Jess B. Ford
Vice President, Finance,
Secretary, and Chief
Financial Officer

Enclosures

pc:     New York Stock Exchange - Division of Stock List
     	  Fred Axley - McDermott Will & Emery
     	  Louis Pach - Coopers & Lybrand
                                 UNITED STATES
		                     SECURITIES AND EXCHANGE COMMISSION
                      			   Washington, D.C.  20549
                               		  FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For fiscal year ended NOVEMBER 30, 1994

      Commission file number 1-6018
                             ------
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

Registrant's telephone number, including area code (219) 470-4600
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:

                                               	  Name of each exchange
    Title of each class                           on which registered
 COMMON STOCK, NO PAR VALUE                      NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  NONE
                                                             ----
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes X     No
                                                    ---      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K [   ]

As of February 3, 1995, 7,853,151 shares of voting common stock were outstanding. The aggregate market value of shares held by non-affiliates was $7.1 million (based on the closing price of these shares on the New York Stock Exchange).

In addition, 829,534 shares of convertible preferred stock were held by the Trustee of the Retirement Savings Plan for Employees of Tokheim Corporation and Subsidiaries. The liquidation value is $25 per share with an aggregate liquidation value of $20.7 million. For a complete discussion regarding the attributes of this preferred stock see Item 5 on page 7.

             		     Documents Incorporated by Reference
                    -----------------------------------
             	Document                              Form 10-K
              --------                              ---------
          Proxy Statement                     Part III, Item(s) 10-13

The Table of Contents is located on the following page.  The total number of
pages is 50.  The Exhibit Index is located on Page 44.
                       			    TOKHEIM CORPORATION
                       			1994 FORM 10-K ANNUAL REPORT

                       			     Table of Contents


                               			   PART I

Item 1.   Business......................................................... 3

Item 2.   Properties....................................................... 6

Item 3.   Legal Proceedings................................................ 6

Item 4.   Submission of Matters to a Vote of Security Holders.............. 6


                             				   PART II


Item 5.   Market for the Registrant's Common Equity and
         	  Related Stockholder Matters.................................... 7

Item 6.   Selected Financial Data.......................................... 7

Item 7.   Management's Discussion and Analysis of Financial
         	  Condition and Results of Operations............................ 13

Item 8.   Financial Statements and Supplementary Data...................... 18

Item 9.   Disagreements on Accounting and Financial Disclosure............. 41


                             				   PART III


Item 10.  Directors and Executive Officers of the Registrant............... 41

Item 11.  Executive Compensation........................................... 43

Item 12.  Security Ownership of Certain Beneficial Owners
         	  and Management................................................. 43

Item 13.  Certain Relationships and Related Transactions................... 43


                              				   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
       	    Reports on Form 8-K............................................ 44

                             				    PART I

ITEM 1.  BUSINESS.

(a)  General:

Tokheim Corporation and its subsidiaries (the "Company") are engaged in the design and manufacture of electronic and mechanical petroleum dispensing marketing systems, including service station equipment, point-of-sale (POS) control systems, and card- and cash-activated transaction systems for customers around the world.

RECENT DEVELOPMENTS

The information that follows should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-K.

A number of factors continued to contribute to an improvement in industry demand for petroleum marketing equipment, including the development of emerging markets; compliance with U.S. Federal Clean Air Act amendments requiring Stage II vapor recovery; and the desire for increased automation equipment, including dispenser payment terminals and point-of-sale (POS) systems.

In 1994, the Company completed a long-term refinancing of its domestic credit agreement as more fully described in Note 3 to the Consolidated Financial Statements captioned "Notes Payable to Banks." Overall, debt levels have been reduced by $45.9 million, or 54%, over the last three fiscal years.

The Board of Directors recently approved capital expenditures of approximately $4 million for important improvements in plant productivity, product design, and quality of both products and processes which should enhance 1995 operating results.

In 1994, the Company's MaxVac vapor recovery system was approved by the California Air Resources Board and received the highest efficiency rating of any competitive system for capturing harmful emissions that would otherwise escape into the atmosphere. Other new products introduced throughout the year included the first wireless dispenser to kiosk and POS system in the industry and the industry's first electronic commercial pump.

Operating results for 1994 were favorably impacted by important strategic alliances with Shell Europe, Amoco, and VeriFone, Inc. Such alliances will continue to enhance the Company's future revenue potential.

A significant portion of the net loss from continuing operations for fiscal year 1992 was due to special charges associated with actions taken to improve the long-term operating performance of the Company. These charges are described more fully in Note 16 to the Consolidated Financial Statements captioned "Special Charges." There were no special charges incurred in fiscal years
1994 and 1993.

Through the third quarter of 1992, the Company manufactured and sold in two business segments. In 1992, the Company divested of all operations of the Controls segment to focus strictly on its core business, as more fully described in Note 11 to the Consolidated Financial Statements captioned "Business and Geographical Segments."

(b)  Financial Information About Business and Geographical Segments:

Financial information about business and geographical segments for the years ended November 30, 1994, 1993, and 1992, is set forth in Item 8 of this Report in Note 11 to the Consolidated Financial Statements captioned "Business and Geographical Segments."

(c)  Narrative Description of Business:

PETROLEUM DISPENSING EQUIPMENT AND SYSTEMS

This market is served by: (a) Tokheim Corporation, United States; Tokheim Europe B.V.,The Netherlands; Tokheim and Gasboy of Canada Limited, Canada; Tokheim GmbH, Germany; Tokheim Limited, The United Kingdom; and Tokheim South Africa (Proprietary) Limited, South Africa, which are involved in the design, manufacture, and marketing of service station equipment, point-of-sale systems, card- and cash-activated transaction systems, and commercial dispensers, and (b) Gasboy International, Inc., United States, which designs, manufactures, and distributes petroleum dispensing equipment for the fleet and commercial markets. Gasboy also designs and manufactures vehicle fleet management and controls systems as well as small electrical and hand-powered fuel transfer pumps for agriculture and industry.

In 1994, 1993, and 1992, the petroleum industry accounted for all of the Company's sales from continuing operations. Approximately 83%, 81%, and 80%, respectively, of sales from continuing operations were derived from the sale of service station gasoline dispensers, parts, accessories, and service contracts, which are sold to major oil companies for their own gasoline stations and to independent retail station owners through the Company's distributor and manufacturers' representative organization.

International sales by foreign subsidiaries and exports from the U.S. approximated 41%, 42%, and 43% of sales from continuing operations in 1994, 1993, and 1992, respectively. While risks attendant to operations in foreign countries vary widely from country to country, the Company is of the opinion that, considered in the aggregate, the risks attendant to its operations in foreign countries are not significantly greater than the risks attendant to operations in the United States.

Products are distributed in the United States by a sales organization which operates from national account offices, district sales offices, petroleum equipment firms, industrial suppliers, and distributors, in major cities across the United States. In areas outside the United States, product distribution is accomplished by the International Division through foreign subsidiaries and special sales representatives. In addition to its widespread sales organization, there are approximately 1,400 trained field service representatives acting as independent contractors, many of whom maintain service parts inventory. The Company's Customer Service Division maintains a continuing program of service clinics for personnel of customers and distributors, both in the field and at the Company's training centers. The business is somewhat seasonal, primarily relating to the construction season and increased purchase activity by major oil companies toward the end of the calendar year.

The market for these products is highly competitive. The Company and its subsidiaries all compete with a number of companies (including the Wayne Division of Dresser Industries and Gilbarco), some of which have greater sales and assets than the Company. The Company competes against four domestic manufacturers of service station dispensers.

Environmental regulations and service station automation are expected to continue to favorably impact the future growth of the Company's business both domestically and internationally. The Company's belief that environmental regulations will have a favorable impact is based upon its own experience during the past year, analysis, and a study of the proposed Vapor Recovery Market published by an independent consultant to the Company. That study concludes that a significant number of retail service stations across the United States will be impacted by Stage II Vapor Recovery Control regulations becoming effective during the period 1993 through 1996. The study further indicates that while the majority of service stations will retrofit existing dispensers, requiring purchase of a retrofit kit from a dispenser manufacturer, a large number of older dispensers will be replaced.

With respect to service station automation, a separate independent study has estimated that approximately 30,000 stations will install point-of-sale systems between 1993 and 1999. It is, therefore, expected that overall market demand may be on the rise during 1995.

The Company's conclusions regarding international markets arise from its sales experience suggesting that international markets tend to follow the lead of the United States in addressing environmental issues and automation opportunities and evidence of strong demand from emerging markets during the past year.

The dollar amount of backlog considered to be firm as of the end of fiscal year 1994 was approximately $16.6 million, compared to approximately $23.0 million and $16.2 million at the end of fiscal years 1993 and 1992, respectively. The Company expects that the entire backlog will be filled in fiscal year 1995. Backlog amounts at any fiscal year-end are not an indicator of sales during the forthcoming year. The current year backlog was substantially impacted by a significant reduction in production lead times. Other factors impacting backlog levels at any point in time include such events as announcements of price adjustments, sales promotions, and production delays, which mitigate against comparisons of one period to another.

In fiscal 1994, no one customer accounted for as much as ten percent of the Company's consolidated sales. The principal raw materials essential to the Company's business are flat sheet steel, aluminum, copper tubing, iron castings, and electronic components, all of which are available through several competitive sources of supply.

The Company holds a number of patents, no one of which is considered essential to its overall operations. The Company relies primarily on its engineering, production, marketing, and service capabilities to maintain its established position within the industry it now serves. At November 30, 1994, the Company employed approximately 1,797 persons at its various locations.

NEW PRODUCTS

The Company's continuing operations spent approximately $10.2 million in 1994; $8.6 million in 1993; and $10.5 million in 1992 on activities related to the support and improvement of existing products, manufacturing methods, the development of new products, and other applied research and development. Research and development projects are evaluated on the basis of cash payback and return on investment.

(d)  Financial Information About Foreign and Domestic Operations and Export
     Sales:

Financial information about foreign and domestic operations and export sales for the years ended November 30, 1994, 1993, and 1992 is set forth in Item 8 of this Report in Note 11 to the Consolidated Financial Statements captioned "Business and Geographical Segments."

ITEM 2.  PROPERTIES.

The Company owns properties located in: Fort Wayne, Indiana; Fremont, Indiana; Washington, Indiana; Lansdale, Pennsylvania; Brighton, Ontario, Canada; Leiderdorp, The Netherlands; Kya Sand, Randburg, South Africa; Glenrothes, Scotland; Weilheim, Germany; Jasper, Tennessee; and Atlanta, Georgia. Due to plant consolidations and the sale of the Controls segment, the following properties were sold in 1993: Newbern, Tennessee; Dallas, Texas; and London, Ontario, Canada. In 1992, the Company sold the property located in Albion, Indiana. The Jasper, Tennessee and Atlanta, Georgia facilities are currently being held for sale. The above properties are all manufacturing oriented except as noted below:

The Company owns an engineering and design center and corporate office building located north of Fort Wayne, Indiana. In addition, the Company owned a small tract of land located in a Fort Wayne industrial development area. This land was sold subsequent to November 30, 1994. The Company also owns a 116-acre tract of unimproved land adjacent to the Company's engineering and design center and corporate office building. The operation in Leiderdorp, The Netherlands, is primarily a distribution facility.

ITEM 3.  LEGAL PROCEEDINGS.

As more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Note 15 to the Consolidated Financial Statements captioned, "Contingent Liabilities", the Company is defending various claims and legal actions, including environmental and product liability actions, which are common to its operations. These legal actions primarily involve claims for damages arising out of the Company's manufacturing operations, the use of the Company's products, and allegations of patent infringement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

	                        			       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       	 STOCKHOLDER MATTERS.

The Company's common stock is traded on the New York Stock Exchange under the symbol "TOK". The approximate number of stockholders of the Company's common stock as of November 30, 1994, was 7,000. No dividends were paid on common stock in 1994, 1993, and 1992 in accordance with restrictive covenants under the Company's loan agreement. The high-low sales prices for the Company's common stock are set forth as follows:

                        	QUARTERLY HIGH-LOW SHARE PRICES
                         -------------------------------
                    			         1994                    1993
			                          Share Price             Share Price
      	      Quarter          High-Low                 High-Low
             -------       ---------------         ---------------
              	 1          15 1/8 - 11              8 1/2 -  6 3/8
              	 2          14     - 11             10 3/4 -  6 5/8
             		 3          12 1/8 -  8 5/8         14     -  9
             		 4           9 5/8 -  8 1/4         13 3/4 - 10 5/8

In September 1993, the Company issued an additional 1,283,000 shares of common stock through a private placement offering, resulting in net proceeds of approximately $11.5 million.

On July 10, 1989, the Company sold 960,000 shares of convertible cumulative preferred stock to the Trust of the Company's Retirement Savings Plan (RSP) at the liquidation value of $25 per share, or $24 million. The preferred shares have a dividend rate of 7.75%. The Trustee who holds the preferred shares, may elect to convert each preferred share to one common share in the event of redemption by Tokheim, certain consolidations or mergers of Tokheim, or a redemption by the Trustee which is necessary to provide for distributions under the RSP. A participant may elect to receive a distribution from the RSP in cash or common stock. If redeemed by the Trustee, the Company is responsible for purchasing the preferred shares at the $25 floor value. The Company may elect to pay the redemption price in cash or an equivalent amount of common stock. At November 30, 1994, the difference between the floor value and the market value of the underlying common stock aggregated $5.1 million.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data is not covered by the Auditor's Report, but should be read in conjunction with the Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SELECTED FINANCIAL DATA
TOKHEIM CORPORATION AND SUBSIDIARIES
(Amounts in thousands except amounts per share)

                                                							 1994        1993         1992(1)
Operating results:
  Net sales.......................................    $202,134     $172,306      $162,089
  Cost of products sold (2).......................     154,652      133,326       128,690
  Equity in net loss of unconsolidated affiliate..          --           --            --
  Earnings (loss) before income taxes,
    cumulative effect of accounting changes,
    and discontinued operations...................       2,119      (5,745)      (33,801)
  Earnings (loss) before income taxes,
    cumulative effect of accounting changes, and
    discontinued operations percent of sales......        1.0%       (3.3)%      (20.8)%
  Income taxes....................................         257          122        1,383
  Earnings (loss) before cumulative effect of
    accounting changes and discontinued operations       1,862      (5,867)     (35,184)
  Cumulative effect of accounting changes.........    (13,416)           --           --
  Earnings (loss) from continuing operations......    (11,554)      (5,867)     (35,184)
  Total earnings from discontinued operations.....          --           --       10,278
  Net earnings (loss).............................    (11,554)      (5,867)     (24,906)
  Net earnings (loss) percent of sales............      (5.7)%       (3.4)%      (15.4)%
  Dividends paid common...........................          --           --           --
  Dividends paid preferred........................       1,617        1,663        1,790
Primary per share:
  Earnings (loss) from continuing operations before
    cumulative effect of accounting changes.......        0.03       (1.09)       (5.86)
  Cumulative effect of accounting changes.........      (1.72)           --           --
  Discontinued operations.........................          --           --         1.63
  Net earnings (loss).............................      (1.69)       (1.09)       (4.23)
Fully diluted per share:
  Earnings (loss) from continuing operations before
    cumulative effect of accounting changes.......        0.03       (1.09)       (5.86)
  Cumulative effect of accounting changes.........      (1.72)           --           --
  Discontinued operations.........................          --           --         1.63
  Net earnings (loss).............................      (1.69)       (1.09)       (4.23)
  Dividends paid per common share.................          --           --           --
Financial position:
  Current assets..................................      80,408       83,139       83,306
  Current liabilities.............................      36,114       53,725       57,752
  Current ratio...................................    2.2 to 1     1.5 to 1     1.4 to 1
  Working capital.................................      44,294       29,414       25,554
  Term debt.......................................      18,941(6)     5,374        7,674
  Guaranteed Employees' Stock Ownership Plan
   	(RSP) Obligation..............................      16,975       19,206       21,280
  Property, plant, and equipment, net.............      27,425       29,004       32,851
  Total assets....................................     113,505      117,065      121,588
  Stockholders' equity............................      25,116       33,640       28,621
  Return on average equity........................     (41.8)%      (21.3)%      (50.0)%
  Term debt percent of equity.....................       75.4%        16.0%        26.8%
  Term debt percent of equity with Guaranteed
    Employees' Stock Ownership Plan (RSP)
    obligation....................................      143.0%        73.1%       101.2%
  Primary average number of common shares (5).....       7,801        6,940        6,307
  Fully diluted average number of common
    shares (5)....................................       9,223        8,236        7,236
Capital expenditures and depreciation:
  Capital expenditures............................       2,757        2,503        2,045
  Depreciation....................................       4,405        4,813        6,089

See footnote explanations on page 12.            8
SELECTED FINANCIAL DATA
TOKHEIM CORPORATION AND SUBSIDIARIES
(Amounts in thousands except amounts per share)

                                                 							 1991 (1)     1990 (1)     1989 (1)
Operating results:
  Net sales.......................................     $167,522     $196,489     $208,778
  Cost of products sold (2).......................      131,903      138,569      147,626
  Equity in net loss of unconsolidated affiliate..          754        2,720        3,135
  Earnings (loss) before income taxes, cumulative
    effect of accounting changes, and
    discontinued operations.......................     (21,954)          611        9,551
  Earnings (loss) before income taxes, cumulative
    effect of accounting changes, and discontinued
    operations percent of sales...................      (13.1)%         0.3%         4.6%
  Income taxes....................................        1,194          875        3,883
  Earnings (loss) before cumulative effect of
    accounting changes, and discontinued
    operations....................................     (23,148)        (264)        5,668
  Cumulative effect of accounting changes.........           --           --           --
  Earnings (loss) from continuing operations......     (23,148)        (264)        5,668
  Total earnings from discontinued operations.....        1,402          430          320
  Net earnings (loss).............................     (21,746)          166        5,988
  Net earnings (loss) percent of sales...........      (13.0)%         0.1%         2.9%
  Dividends paid common...........................        2,649        3,505        3,561
  Dividends paid preferred........................        1,831        1,854          723
Primary per share:
  Earnings (loss) from continuing operations before
    cumulative effect of accounting changes.......       (3.96)       (0.34)         0.78
  Cumulative effect of accounting changes.........           --           --           --
  Discontinued operations.........................         0.22         0.07         0.05
  Net earnings (loss).............................       (3.74)       (0.27)         0.83
Fully diluted per share:
  Earnings (loss) from continuing operations before
    cumulative effect of accounting changes.......       (3.96)       (0.34)         0.76
  Cumulative effect of accounting changes.........           --           --           --
  Discontinued operations.........................         0.22         0.07         0.05
  Net earnings (loss).............................       (3.74)       (0.27)         0.81
  Dividends paid per common share.................         0.42         0.56         0.56
Financial position:
  Current assets..................................      117,586      123,755      128,783
  Current liabilities.............................       99,803       54,809       54,388
  Current ratio...................................     1.2 to 1     2.3 to 1     2.4 to 1
  Working capital.................................       17,783       68,946       74,395
  Term debt.......................................       11,087       13,815       15,015
  Guaranteed Employees' Stock Ownership Plan (RSP)
    obligation....................................           --(3)    25,002       26,880
  Property, plant, and equipment, net.............       47,490       47,124       47,173
  Total assets....................................      178,525      185,635      192,004
  Stockholders' equity............................       60,554       86,622       88,277
  Return on average equity........................      (27.7)%         0.2%         6.9%
  Term debt percent of equity.....................        20.1%(4)     15.9%        17.0%
  Term debt percent of equity with Guaranteed
    Employees' Stock Ownership Plan (RSP)
  	 obligation....................................        58.4%(4)     44.8%        47.5%
  Primary average number of common shares (5).....        6,307        6,351        6,375
  Fully diluted average number of
    common shares (5).............................        7,255        7,309        6,753
Capital expenditures and depreciation:
  Capital expenditures............................        6,910        8,057       13,144
  Depreciation....................................        6,854        7,315        7,125

See footnote explanations on page 12.            9
SELECTED FINANCIAL DATA
TOKHEIM CORPORATION AND SUBSIDIARIES
(Amounts in thousands except amounts per share)

                                                  						 1988 (1)     1987
Operating results:
  Net sales.......................................     $188,523     $192,174
  Cost of products sold (2).......................      131,021      129,246
  Equity in net loss of unconsolidated affiliate..          214           --
  Earnings (loss) before income taxes, cumulative
    effect of accounting changes, and
    discontinued operations.......................       10,611       16,696
  Earnings (loss) before income taxes, cumulative
    effect of accounting changes, and discontinued
    operations percent of sales...................         5.6%         8.7%
  Income taxes....................................        3,498        5,519
  Earnings (loss) before cumulative effect of
    accounting changes and discontinued
    operations....................................        7,113       11,177
  Cumulative effect of accounting changes.........        2,390           --
  Earnings (loss) from continuing operations......        9,503       11,177
  Total earnings from discontinued operations.....        1,335           --
  Net earnings (loss).............................       10,838       11,177
  Net earnings (loss) percent of sales............         5.7%         5.8%
  Dividends paid common...........................        3,164        3,188
  Dividends paid preferred........................           --           --
Primary per share:
  Earnings (loss) from continuing operations before
    cumulative effect of accounting changes.......         1.12         1.68
  Cumulative effect of accounting changes.........         0.37           --
  Discontinued operations.........................         0.21           --
  Net earnings (loss).............................         1.70         1.68
Fully diluted per share:
  Earnings (loss) from continuing operations before
    cumulative effect of accounting changes.......         1.12         1.68
  Cumulative effect of  accounting changes........         0.37           --
  Discontinued operations.........................         0.21           --
  Net earnings (loss).............................         1.70         1.68
  Dividends paid per common share.................         0.50         0.48
Financial position:
  Current assets..................................      127,661      114,185
  Current liabilities.............................       71,436       54,723
  Current ratio...................................     1.8 to 1     2.1 to 1
  Working capital.................................       56,225       59,462
  Term debt.......................................       15,497       14,259
  Guaranteed Employees' Stock Ownership Plan (RSP)
    obligation....................................        3,697        4,000
  Property, plant, and equipment, net.............       43,645       37,137
  Total assets....................................      184,199      161,596
  Stockholders' equity............................       86,819       80,709
  Return on average equity........................        13.1%        14.4%
  Term debt percent of equity.....................        17.8%        17.7%
  Term debt percent of equity with Guaranteed
     Employees' Stock Ownership Plan (RSP)
     obligation...................................        22.1%        22.6%
  Primary average number of common shares (5).....        6,357        6,656
  Fully diluted average number of common
    shares (5)....................................        6,357        6,656
Capital expenditures and depreciation:
  Capital expenditures............................       11,889       10,053
  Depreciation....................................        6,685        6,099

See footnote explanations on page 12.           10
SELECTED FINANCIAL DATA
TOKHEIM CORPORATION AND SUBSIDIARIES
(Amounts in thousands except amounts per share)

							                                                  1986         1985
Operating results:
  Net sales.......................................     $157,232     $147,380
  Cost of products sold (2).......................      112,627      101,458
  Equity in net loss of unconsolidated affiliate..           --           --
  Earnings (loss) before income taxes, cumulative
   	effect of accounting, changes and
   	discontinued operations.......................        8,463       18,119
  Earnings (loss) before income taxes, cumulative
    effect of accounting changes, and discontinued
    operations percent of sales...................         5.4%        12.3%
  Income taxes....................................        2,799        7,097
  Earnings (loss) before cumulative effect of
    accounting changes and discontinued
    operations....................................        5,664       11,022
  Cumulative effect of accounting changes.........           --           --
  Earnings (loss) from continuing operations......        5,664       11,022
  Total earnings from discontinued operations.....           --           --
  Net earnings (loss).............................        5,664       11,022
  Net earnings (loss) percent of sales............         3.6%         7.5%
  Dividends paid common...........................        3,176        3,174
  Dividends paid preferred........................           --           --
Primary per share:
  Earnings (loss) from continuing operations before
    cumulative effect of accounting changes.......         0.85         1.67
  Cumulative effect of  accounting changes........           --           --
  Discontinued operations.........................           --           --
  Net earnings (loss).............................         0.85         1.67
Fully diluted per share:
  Earnings (loss) from continuing operations before
    cumulative effect of accounting changes.......         0.85         1.67
  Cumulative effect of accounting changes.........           --           --
  Discontinued operations.........................           --           --
  Net earnings (loss).............................         0.85         1.67
  Dividends paid per common share.................          .48          .48
Financial position:
  Current assets..................................       94,212       85,802
  Current liabilities.............................       37,008       28,652
  Current ratio...................................     2.5 to 1     3.0 to 1
  Working capital.................................       57,204       57,150
  Term debt.......................................        8,588        9,137
  Guaranteed Employees' Stock Ownership Plan (RSP)
    obligation....................................        4,000           --
  Property, plant, and equipment, net.............       33,967       26,679
  Total assets....................................      130,531      117,144
  Stockholders' equity............................       73,904       73,744
  Return on average equity........................         7.6%        16.3%
  Term debt percent of equity.....................        11.6%        12.4%
  Term debt percent of equity with Guaranteed
    Employees' Stock Ownership Plan (RSP)
    obligation....................................        17.0%        12.4%
  Primary average number of common shares (5).....        6,628        6,615
  Fully diluted average number of common
    shares (5)....................................        6,628        6,615
Capital expenditures and depreciation:
  Capital expenditures............................       10,745        7,716
  Depreciation....................................        5,291        4,063

See footnote explanations on page 12.           11
(1) Represents fiscal years' financial information reclassified for discontinued operations
(2) Includes product development expenses and excludes depreciation and amortization
(3) A component of long-term obligations in technical default classified as current
(4) Includes long-term obligations in technical default classified as current
(5) Reflects three-for-two stock split in form of stock dividend in February, 1985
(6) Includes $14,700 of domestic notes payable classified as long-term

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The continued improvement during fiscal 1994 in industry demand for petroleum marketing equipment was driven by the development of emerging markets, compliance with U.S. Federal Clean Air Act amendments requiring Stage II vapor recovery, and the desire for increased automation equipment including dispenser payment terminals and point-of-sale systems. In addition, Tokheim's operating performance continued to benefit from restructuring and cost-reduction initiatives begun in 1992.

Earnings before cumulative effect of a change in accounting were $1.9 million, or $0.03 per share, versus a net loss of $5.9 million, or $1.09 per share, incurred in 1993 and a net loss from continuing operations of $35.2 million (including $15.2 million of special charges), or $5.86 per share, in 1992. After giving effect to the required noncash accounting change, reflecting the 1994 first quarter adoption of Statement of Financial Accounting Standards
(SFAS) No. 106 governing accounting for nonpension retiree benefit costs, the result was a reported net loss of $11.6 million, or $1.69 per share. Fiscal 1994 operating earnings were favorably impacted principally by a $29.8 million increase in sales, an improved gross margin on product sales, and reduced interest expenses. Fiscal 1993 operating earnings were principally impacted by a $10.2 million increase in sales; an improved gross margin on product sales; lower selling, general, and administrative expenses; and reduced interest expenses.

Consolidated sales were $202.1 million, an increase of 17% from $172.3 million in 1993 and an increase of 25% from 1992 sales of $162.1 million. Domestic sales of petroleum dispensing equipment and systems increased 21% from $99.3 million in fiscal 1993 to $119.8 million in fiscal 1994. Fiscal 1993 sales of $172.3 million increased 6% from $162.1 million in 1992.

International sales were $82.4 million in fiscal 1994, up 13% from fiscal 1993 sales of $73.0 million.

The combined domestic and international operating income was $5.0 million in fiscal 1994 compared with an operating loss of $1.8 million in fiscal 1993 and an operating loss of $27.9 million in fiscal 1992.

The gross margin on product sales for 1994 was 23.5% which was up from the prior year's 22.6% due primarily to higher sales volume and actions taken to improve the Company's cost structure offset, in part, by lower price realization. The gross margin on product sales for 1993 had increased from the 1992 level of 20.6% due primarily to higher sales volume and the impact of cost improvement programs. Selling, general, and administrative expenses, which have been reduced as a percentage of net sales in each of the past three fiscal years, were 18.7% in 1994, compared to 20.6% in 1993 and 24.0% in 1992. The decreases are due to cost reduction efforts and higher sales levels. The primary components of other expense in each of the three fiscal years were debt restructuring expenses and employee severance payments.

A significant portion of the 1992 reported loss was due to $15.2 million of special charges and one-time costs associated with actions taken to improve the longer-term operating performance of the Company. There were no such special charges during fiscal 1994 or fiscal 1993.

Net interest expense has declined in each of the last three years equaling
$2.4 million in 1994, $2.9 million in 1993, and $4.2 million in 1992, reflecting three years of successive debt reduction totaling $45.9 million, or 54%, from the $84.7 million debt level at 1991 year-end.

A net foreign currency gain of $0.2 million was earned in fiscal 1994 versus a net foreign currency loss of $0.5 million in fiscal 1993 and a net foreign currency gain of $0.7 million in fiscal 1992. The foreign currency gains and losses during these years were primarily a result of fluctuations in the exchange rates on intercompany balances between the Tokheim Corporation parent company and its foreign subsidiaries. The Company's long-term investment in foreign subsidiaries, when translated at fiscal 1994 conversion rates, resulted in a translation adjustment reflected as a $3.5 million charge to stockholders' equity in 1994. The comparable 1993 amount was $4.0 million.

In fiscal 1993, the Company sold two plants which had been idled through previous consolidations. Net proceeds were $1.7 million, and a net loss of $0.4 million was incurred on the transactions. In fiscal 1992, the Company sold a product line and an idle manufacturing facility for proceeds approximating $1.4 million and a net gain of $0.9 million. There were no similar transactions in fiscal year 1994.

Primary net earnings per share before accounting change were $0.03 in 1994 versus a loss per share of $1.09 incurred in fiscal 1993 and a loss of $4.23 per share in 1992. The weighted average shares outstanding used in computing per share results were 7,801,000 in 1994; 6,940,000 in 1993; and 6,307,000 in
1992.

No dividends were paid on common stock during fiscal years 1992 through 1994 in accordance with restrictive covenants under the Company's loan agreement. The number of stockholders as of November 30, 1994 was approximately 7,000.

Inflation has not had a significant impact on the Company's results of operations.

The Company is defending various claims and legal actions, including environmental actions, which are common to its operation. These legal actions primarily involve claims for damages arising out of the Company's manufacturing operations, the use of the Company's products, and allegations of patent infringement.

The Company has been designated as a "potentially responsible party" (PRP), in conjunction with other parties, in five governmetnal actions associated with hazardous waste sites falling under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). Such actions seek recovery of certain cleanup costs. Dates upon which the Company received notice as a PRP range from January 1988 to January 1992. The company has attempted, where possible, to develop a reasonable estimate of the cost or range of costs which may accrue from these actions. Likewise, the Company has attempted, where possible, to assess the likelihood of an unfavorable outcome to the Company as a result of these actions.

Legal counsel has been retained to assist the Company in making these determinations, and cleanup costs are accrued when an unfavorable outcome is determined to be probable and a reasonable estimate can be made. Total amounts included in accrued expenses related to environmental matters were $674,000 and $517,000 at November 30, 1994 and 1993, respectively.

The Company is a "de minimis" party in two of these sites and has accrued total anticipated cleanup costs of $25,000. The full possible range of anticipated costs may run from $20,000 to $35,000, in the aggregate, for both of the de minimis sites. A settlement offer is pending before the Environmental Protection Agency (EPA) for $14,000 at one of the de minimis sites.

During 1994, the company received a settlement offer from the EPA pertaining to the third site in the amount of $628,000. The Company has accepted the offer and has recorded this liability in full at November 30, 1994. The Company had accrued $464,000 related to this site at November 30, 1993. The time frame over which the accrued amount will be paid is uncertain.

Legal counsel retained by the Company has been unable to advise the Company on the range of its potential liability for the fourth site which is currently in litigation as the owner-operator has cleaned up the site and is seeking to recover its cost in a cost recovery action against the PRPs. The Company is one of approximately 90 PRPs named in this matter. The estimated cost of the cleanup by the owner-operator is between $12 million and $30 million. The method of allocation of liability, if any, among the PRPs who may ultimately be found liable remains uncertain.

With respect to the fifth site, involving potential groundwater contamination, the Company and other PRPs are negotiating with the EPA as to the testing to be performed on the property to determine if contamination has occurred; and if so, the specific tracts of property affected. The Company cannot determine the extent of its liability in the event its property is deemed to be contaminated; and the method of allocation of liability, if any, among PRPs, who may ultimately be found liable, remains uncertain.

The Company is subject to various other legal actions arising out of the conduct of its business, including those relating to product liability, patent infringement, and claims for damages alleging violations of federal, state, or local statutes or ordinances dealing with civil rights. Total amounts included in accrued expenses related to these actions were $265,000 and $576,000 at November 30, 1994 and 1993, respectively. In the opinion of management of the Company, amounts accrued for awards or assessments in connection with these matters are adequate and ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations, or cash flow.

During 1992, in accordance with its plan to refocus on its core business, the Company divested of its Controls segment through the sale of both its National Controls Corporation subsidiary and the assets of its Tokheim Automation Corporation subsidiary. Net proceeds of $18.7 million were generated and an aggregate net gain of $9.0 million was realized form the sales of these discontinued operations. Earnings from these discontinued operations were $1.3 million in fiscal 1992.

In the first quarter of 1994, the Company made a mandatory noncash accounting change pursuant to SFAS No. 106 which governs accounting for nonpension retiree benefit costs. SFAS No. 106 requires companies to project the future cost of providing retiree medical, dental, and life insurance benefits and recognize that cost as benefits are earned during the employee's career. Tokheim's actuarially determined liability was $13.4 million which the Company elected to record as a one-time noncash accounting adjustment versus the alternative of amortizing the amount over a period not to exceed 20 years. Adoption of the new accounting standard had no cash flow effect nor did it represent a change with respect to previous fiscal years in the benefit levels provided to employees.

The Company expects to adopt SFAS No. 112, "Employers' Accounting for Postemployment Benefits," in the first quarter of 1995. This statement requires an accrual method of accounting for the expected cost of benefits to be paid to former or inactive employees and their covered dependents after employment but prior to retirement. The Company's current practice is to recognize these costs as claims are incurred. In the opinion of management, adoption of this statement will not have a material impact on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company has available to it a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, debt retirement, capital expenditures, and other requirements.

Building on the expanded equity base resulting from the $11.5 million private placement of common stock in July, 1993 and its improving profitability and cash flow, on April 22, 1994, the Company completed a refinancing of its loan agreement which was to have matured on December 1, 1994. The new, three-year, domestic revolving credit agreement which matures on April 21, 1997 is collateralized by substantially all of the unencumbered domestic assets of the Company and its subsidiaries. In addition, the Company in 1994 completed a refinancing of the previous loan agreement for its German subsidiary and established a new credit facility for its subsidiary in The Netherlands.

Availability of revolving credit under these agrements is subject to borrowing base requirements and compliance with covenants as described below. The Company was in full compliance with all covenants as of November 30, 1994.

Restrictions and financial covenants of the agreements include those related to indebtedness, net worth, cash flow coverage, and the ratio of current assets to current liabilities. The domestic credit facility prohibited the payment of cash dividends on common stock through fiscal year 1994. Beyond fiscal 1994, dividends on common stock are limited by a cash flow coverage test. Management believes that the Company's operating and financial prospects are such that covenants can be met throughout the remainder of the agreement.

Cash provided from operations was $2.4 million in 1994, compared to a deficit of $5.0 million 1993 and cash provided from operations of $7.4 million in 1992. The increase in 1994 relative to the previous year reflects the increase in operating earnings and continued improvement in working captial management. The decrease in 1993 relative to the previous year reflected a heavy concentration of sales during the last two months of the fiscal year. Fiscal 1993 cash flow was also impacted by outflows related to expenses which had been accrued in the previous fiscal year primarily related to the restructuring of the Company.

The Company's investing activities are generally for capital expenditures which amounted to $2.8 million in 1994, $2.5 million in 1993, and $2.0 million in 1992. In 1994, the Company received proceeds from sale of property, plant, and equipment of $0.2 million versus $2.4 million and $1.8 million in 1993 and 1992, respectively. Also, in fiscal 1992, the Company received net proceeds from sale of discontinued operations of $18.7 million. At November 30, 1994, no significant contractual commitments existed for future capital expenditures. Subsequent to fiscal 1994 year-end, the Board of Directors approved capital expenditures of approximately $4 million for improvements in plant productivity, product design, and quality of both products and processes.

Financing activities in 1994 primarily resulted in a $5.7 million reduction in debt which aggregated $38.8 million at November 30, 1994 versus $44.5 million at November 30, 1993. Financing activities in 1993 included, as noted above, the issuance of 1,283,000 shares of common stock in a private placement with institutional investors, raising a net of $11.5 million of new equity capital. The Company reduced its debt during 1993 by $13.4 million from the November 30, 1992 amount of $57.9 million. Peak short-term borrowings were $18.4 million in 1994, $25.0 million in 1993, and $48.0 million in 1992. The weighted average interest rate for these borrowings was approximately 8.1% in 1994, 8.9% in 1993, and 8.3% in 1992. Preferred stock dividends paid were $1.6 million, $1.7 million, and $1.8 million in fiscal years 1994, 1993, and 1992, respectively.

Cash and cash equivalents at November 30, 1994 aggregated $3.9 million versus $9.1 million and $15.5 million at November 30, 1993 and 1992, respectively. Working capital at November 30, 1994 increased $14.9 million over the prior year as a result of higher accounts receivable and inventories and lower current liabilities offset, in part, by decreases in cash and cash equivalents and prepaid expenses. The Company's current ratio at November 30, 1994 was
2.2 compared to 1.5 at November 30,1993 increasing primarily due to the reduction in current liabilities. The reduction current liabilities is primarily attributable to the reclassification of $14.7 million of notes payable to long-term debt in connection with the new domestic loan agreement discussed above.

The Company has guaranteed loans to its Retirement Savings Plan in the amounts of $17.0 million, $19.2 million, and $21.3 million at November 30, 1994, 1993, and 1992, respectively. The Company has guaranteed a $25 per share value for its convertible preferred stock. At conversion, the Company is responsible for any difference between the market value of the underlying common stock and the $25 guaranteed value of the preferred stock. At November 30, 1994, this difference aggregated $5.1 million. Total interest-bearing debt as a precent of equity for 1994 was 155% compared to 132% for 1993 and 202% for 1992. The increase in 1994 relative to 1993, in spite of continued debt reduction and increased operating earnings, is attributable to the $13.4 million noncash reduction in equity that occurred as a result of adopting the SFAS No. 106 accounting change.

In summary, the Company believes that it has adequate financial resources, both from internal and external sources, to meet its liquidity needs over the next 12 months.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENT OF EARNINGS AND RETAINED EARNINGS
TOKHEIM CORPORATION AND SUBSIDIARIES
FOR THE YEARS ENDED NOVEMBER 30, 1994, 1993, AND 1992
(Amounts in thousands except amounts per share)

                                                            1994         1993         1992
                                                          --------     --------     --------
Net sales...........................................      $202,134     $172,306     $162,089
Cost of sales, exclusive of items listed below......       154,652      133,326      128,690
Selling, general, and administrative expenses.......        37,854       35,573       38,906
Depreciation and amortization.......................         4,672        5,233        7,202
Special charges.....................................            --           --       15,153
Interest expense (net of interest income of
  $252, $369, and $853, respectively)...............         2,350        2,890        4,169
Foreign currency gains (losses).....................           172         (453)         726
Other expense, net..................................         (659)         (576)     (2,496)

Earnings (loss) before income taxes, discontinued
  operations, and cumulative effect of change in
  accounting........................................         2,119       (5,745)    (33,801)
Income taxes........................................           257           122       1,383

Earnings (loss) before discontinued operations and
  cumulative effect of change in accounting.........         1,862       (5,867)    (35,184)
Discontinued operations:
  Earnings from discontinued operations.............            --            --       1,280
  Gain on sale of discontinued operations...........            --            --       8,998
  Total earnings from discontinued operations.......            --            --      10,278
Earnings (loss) before cumulative effect of change
  in accounting.....................................         1,862       (5,867)    (24,906)
Cumulative effect of change in method of accounting
  for postretirement benefits other than pensions...      (13,416)            --          --
Net loss............................................      (11,554)       (5,867)    (24,906)
Preferred stock dividends ($1.94 per share).........         1,617         1,663       1,790
Loss applicable to common stock.....................      (13,171)       (7,530)    (26,696)
Retained earnings, beginning of year................        22,829        31,733      58,429
Treasury stock transactions.........................         (379)       (1,374)          --
Retained earnings, end of year......................     $   9,279      $ 22,829    $ 31,733

Earnings (loss) per common share:
  Continuing operations before cumulative effect
    of change in accounting.........................     $     .03      $ (1.09)    $ (5.86)
  Discontinued operations...........................            --            --        1.63
  Cumulative effect of change in method of
    accounting for postretirement benefits other
    than pensions...................................        (1.72)            --          --
  Net loss..........................................     $  (1.69)      $ (1.09)    $ (4.23)

Weighted average shares outstanding.................         7,801         6,940       6,307

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
TOKHEIM CORPORATION AND SUBSIDIARIES
FOR THE YEARS ENDED NOVEMBER 30, 1994, 1993, AND 1992
(Amounts in thousands)

                                                                    1994          1993         1992
                                                                  --------      --------     --------
Cash Flows From Operating Activities:
Net loss....................................................      $(11,554)     $ (5,867)    $(24,906)
Adjustment to reconcile net loss to net cash
  provided from (used in) operations:
    Cumulative effect of change in method of
      accounting for postretirement benefits
      other than pensions...................................        13,416             --           --
    Gain on sale of discontinued operations.................            --             --      (8,998)
    Asset impairment........................................            --             --        9,025
    Depreciation and amortization...........................         4,672          5,233        8,107
    (Gain) loss on sale of property, plant, and equipment...          (23)            446        (707)
    Deferred income taxes...................................         (903)          (830)          521
    Changes in assets and liabilities:
      Receivables, net......................................       (1,260)        (7,999)        3,632
      Inventories...........................................         (300)          (590)       12,055
      Prepaid expenses......................................           229          (202)        (497)
      Accounts payable......................................       (3,694)          7,277        2,528
      Accrued expenses......................................         2,486        (4,223)        2,730
      U.S. and foreign income taxes.........................            55            759        (213)
      Other.................................................         (716)            957        4,083
Net cash provided from (used in) operations.................         2,408        (5,039)        7,360

Cash Flows From Investing and Other Activities:
  Property, plant, and equipment additions..................       (2,757)        (2,503)      (2,045)
  Proceeds from sale of property, plant, and equipment......           195          2,427        1,760
  Net proceeds from sale of discontinued operations.........            --             --       18,690
  Net cash provided from (used in) investing and other
    activities..............................................       (2,562)           (76)       18,405

Cash Flows From Financing Activities:
  Proceeds from term borrowing..............................           485             --          793
  Payments on term borrowing................................       (3,889)        (2,176)      (2,730)
  Decrease notes payable, banks.............................         (522)        (9,166)     (19,846)
  Proceeds from issurance of common stock...................            49         11,485           --
  Treasury stock purchased..................................         (565)        (1,212)      (1,098)
  Treasury stock issued.....................................           996          1,639          128
  Preferred stock dividends.................................       (1,617)        (1,663)      (1,790)
  Net cash used in financing activities.....................       (5,063)        (1,093)     (24,543)

Effect of Translation Adjustment on Cash....................            53          (212)        (569)

Cash and Cash Equivalents:
  Increase (decrease) in cash...............................       (5,164)        (6,420)          653
  Beginning of year.........................................         9,097         15,517       14,864
  End of year...............................................     $   3,933      $   9,097    $  15,517

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
TOKHEIM CORPORATION AND SUBSIDIARIES
AS OF NOVEMBER 30, 1994 AND 1993
(Amounts in thousands)

ASSETS

                                                          1994         1993
                                                        --------     --------
Current assets:
  Cash and cash equivalents........................     $  3,933     $  9,097
  Accounts receivable, less allowance for doubtful
    accounts of $1,295 and $1,267, respectively....       38,812       36,644

  Inventories:
    Raw materials and supplies.....................        7,697        6,295
    Work in process................................       25,675       22,864
    Finished goods.................................        4,729        8,644
                                                          38,101       37,803

    Less amounts necessary to reduce certain
      inventories to LIFO method...................        2,746        2,932
                                                          35,355       34,871
    Prepaid expenses...............................        2,308        2,527
      Total current assets.........................       80,408       83,139

Property, plant, and equipment, at cost:
  Land and land improvements.......................        3,232        3,133
  Buildings and building improvements..............       22,150       20,940
  Machinery and equipment..........................       55,268       54,995
  Construction in progress.........................        1,166        1,361
                                                          81,816       80,429
  Less accumulated depreciation....................       54,391       51,425
                                                          27,425       29,004

Other noncurrent assets and deferred charges.......        5,672        4,922
                                                        $113,505     $117,065

The accompanying notes are an integral part of the financial statements.

TOKHEIM CORPORATION AND SUBSIDIARIES
AS OF NOVEMBER 30, 1994 AND 1993
(Amounts in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          1994         1993
                                                        --------     --------
Current liabilities:
  Current maturities of long-term debt.............     $ 1,248      $ 1,237
  Notes payable to banks...........................       1,661       18,684
  Accounts payable.................................      16,215       19,333
  Accrued expenses.................................      16,990       14,471
    Total current liabilities......................      36,114       53,725
Long-term debt, less current maturities............      18,941        5,374
Guaranteed Employees' Stock Ownership Plan (RSP)
  obligation.......................................      16,975       19,206
Postretirement benefit liability...................      13,512           --
Minimum pension liability..........................       1,906        3,348
Other long-term liabilities........................         150          150
Deferred income taxes..............................         791        1,622
										                                        					  88,389       83,425
Redeemable convertible preferred stock, at
  liquidation value of $25 per share, 1,700
  shares authorized, 960 shares issued............       24,000       24,000
Guaranteed Employees' Stock Ownership Plan (RSP)
  obligation......................................     (15,733)     (17,533)
Treasury stock, at cost, 130 and 112 shares,
  respectively....................................      (3,262)      (2,789)
                                                							   5,005        3,678

Preferred stock, no par value; 3,300 shares
  authorized and unissued.........................           --           --
Common stock, no par value; 30,000 shares
  authorized, 7,949 shares issued.................       19,410       19,594
Guaranteed Employees' Stock Ownership Plan (RSP)
  obligation......................................      (1,242)      (1,673)
Minimum pension liability.........................      (1,906)      (3,348)
Foreign currency translation adjustments..........      (3,543)      (4,037)
Retained earnings.................................        9,279       22,829
                                                 							 21,998       33,365
Treasury stock, at cost, 106 and 191 shares,
  respectively....................................      (1,887)      (3,403)
                                                 							 20,111       29,962
                                            				       $113,505     $117,065

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except dollars per share)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Tokheim Corporation and its subsidiaries.

TRANSLATION OF FOREIGN CURRENCY -- The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated at average exchange rates. Assets and liabilities have been translated at year-end rates of exchange.
Translation gains and losses are being deferred as a separate component of stockholders' equity, unless there is a sale or liquidation of the underlying foreign investments. The Company has no present plans for the sale or liquidation of significant investments to which these deferrals relate. Aggregate foreign currency transaction gains and losses are included in the determination of net earnings.

INVENTORY VALUATION -- Inventories are valued at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for the major portion of United States inventories and the first-in, first-out (FIFO) method for most other inventories.

Inventories valued using the LIFO method amounted to approximately $27,988 and $28,055 on a FIFO basis at November 30, 1994 and 1993, respectively.

PROPERTY AND DEPRECIATION -- Depreciation of plant and equipment is determined generally on a straight-line basis over the estimated useful lives of the assets.

SOFTWARE DEVELOPMENT COSTS -- Amortization of capitalized software costs is provided over the estimated economic useful life of the software product on a straight-line basis, generally three years. Unamortized software costs included in other noncurrent assets were $76 and $296 at November 30, 1994 and 1993, respectively. The amounts amortized and charged to expense in 1994, 1993, and 1992 were $220; $382; and $1,438, respectively. In addition, the Company wrote off $2,526 of previously capitalized software development costs in connection with a product rationalization in 1992.

All other product development expenditures are charged to research and development expense in the period incurred. These expenses from continuing operations amounted to $10,239; $8,625; and $10,485 in 1994, 1993, and 1992,
respectively.

INCOME TAXES -- The Company adopted  Statement of Financial Accounting
Standards (SFAS) No. 109, "Accounting for Income Taxes," effective
December 1, 1993. In 1993 and 1992, the Company accounted for income taxes in accordance with the provisions of SFAS No. 96, "Accounting for Income Taxes."

The provision for income taxes includes federal, foreign, state, and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. No additional U.S. income taxes or foreign withholding taxes have been provided on earnings of foreign subsidiaries which are expected to be reinvested indefinitely. A determination of the tax liability associated with repatriation of these earnings has not been made as it is not practical. Additional income and withholding taxes are provided, however, on planned repatriations of foreign earnings.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS AND POSTEMPLOYMENT BENEFITS -- The Company provides certain postretirement medical and life insurance benefits, principally to certain U.S. employees. Retirees in other countries are generally covered by government-sponsored programs. In the first quarter of 1994, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The adoption of this statement resulted in a one-time, noncash charge to earnings of $13,416, which the Company elected to immediately recognize rather than amortize over future periods.

The Company expects to adopt SFAS No. 112, "Employers' Accounting for Postemployment Benefits," in the first quarter of 1995. This statement requires an accrual method of accounting for the expected cost of benefits to be paid to former or inactive employees and their covered dependents after employment but prior to retirement. The Company's current practice is to recognize these costs as claims are incurred. In the opinion of management, adoption of this statement will not have a material impact on the Company's financial position or results of operations.

PRODUCT WARRANTY COSTS -- Anticipated costs related to product warranty are expensed in the period of sales.

CASH FLOWS -- For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of 30 days or less to be cash equivalents.

Selected cash payments and noncash activities were as follows:

                                          						       1994      1993       1992
                                                      ------    ------     ------
    Cash payments for interest.....................   $2,441    $3,273     $4,388
    Cash payments for income taxes.................      894     1,352      1,295
    Noncash transactions primarily related to
       the issuance of treasury stock and
       settlement of Retirement Savings Plan
       distributions...............................      233     1,374         --
    Noncash adjustments to certain assets and
       liabilities in connection with the
       settlement of the corporate reorganization..      224     1,400         --

RECLASSIFICATION -- Certain prior year amounts in these financial statements have been reclassified to conform with current year presentation.

2. ACCRUED EXPENSES

Accrued expenses consisted of the following at November 30, 1994 and 1993:

                                                 					 	1994       1993
                                                       ------     ------
Salaries, wages, and commissions.................      $3,930     $2,893
Compensated absences.............................       3,391      2,695
Retirement plan contributions....................         915        919
Postretirement benefits..........................         697         --
Warranty.........................................       2,506      2,019
Taxes, other than United States and
  foreign income taxes...........................       1,487      1,185
Insurance........................................         651      1,196
Other............................................       3,413      3,564
                                          						      $16,990    $14,471

3. NOTES PAYABLE TO BANKS

Notes payable to banks represent short-term borrowings under domestic and foreign credit lines. In 1994, aggregate amounts outstanding under these lines were $16,361 of which $14,700 has been classified as long-term debt since the Company has the ability, under the terms of the agreement, and the intent to finance these obligations beyond one year. Domestic and foreign credit lines totaled approximately $35,027 of which $18,666 was unused at November 30, 1994. Availability of revolving credit under these agreements is subject to borrowing base requirements and compliance with covenants. The weighted average annual interest rate was 8.1% and 8.9% for fiscal 1994 and 1993, respectively. The range of domestic and foreign rates at November 30, 1994 and 1993 was 7.3% to 11.8% and 8.0% to 12.8%, respectively.

On April 22, 1994, the Company completed a refinancing of its domestic loan agreement which was to have matured on December 1, 1994. The new three-year domestic revolving credit agreement which matures on April 21, 1997 is collateralized by substantially all of the unencumbered domestic assets of the Company and its subsidiaries. In July 1994, the Company completed a refinancing of the previous loan agreement for its German subsidiary. The new two-year credit agreement is collateralized by substantially all of the assets of the subsidiary. Also in July, 1994, the Company completed an 18-month loan agreement for its subsidiary in The Netherlands, which is collateralized by accounts receivable and real estate of the subsidiary. Each of the debt agreements contains various restrictions relating to, among other things, net worth, leverage, cash flow coverage, incurrance of additional debt, transactions in the Company's own stock, and dividends.

4. TERM DEBT AND GUARANTEED EMPLOYEES' STOCK OWNERSHIP
   PLAN (RSP) OBLIGATION

Term debt at November 30, 1994 and 1993 consisted of the following:

                                                						   1994          1993
Industrial Revenue Bonds, variable rate, maturing     ----------    ----------
  $500 semiannually through 1999, rate of 3.66%
  at November 30, 1994 (a)........................    $   4,500     $  5,500
3.5% German Bonds, due in $45 semiannual
  installments through 1998 (a)...................          359          419
Note payable, variable rate, due in monthly
  installments ranging from $4 to $15 through
  1998, rate of 16.75% at November 30, 1994.......          313          389
5.5% Industrial Revenue Bonds.....................           --           35
8.54% Capital lease obligation, due in $4
  semiannual installments through 1997 (a)........          114           --
Revolving credit facility, variable rate, due
 	1997, rates ranging from 7.625% to 9.5%
 	at November 30, 1994 (b)........................       14,700           -- (c)
Other, 3% to 14% (a)..............................          203          268
                                                 			 				20,189        6,611
  Less:  Current maturities.......................        1,248        1,237
                                              			      $ 18,941     $  5,374

Guaranteed Employees' Stock Ownership Plan (RSP) obligation at November 30, 1994 and 1993 consisted of the following:

                                                  						1994          1993
Guaranteed Employees' Stock Ownership Plan (RSP)     ----------    ----------
  obligation, variable rate, maturing $1,943 to
  $2,636 quarterly through 2001, rate of 7.65%
  at November 30, 1994 (b)........................   $  15,733     $  17,533

Guaranteed Employees' Stock Ownership Plan (RSP)
  obligation, variable rate, maturing $456 to $303
  annually through 1997, rate of 8.29% at
  November 30, 1994 (b)...........................       1,242         1,673
                                                 				$		16,975     $  19,206

	(a) Aggregate cost of plant and equipment pledged as collateral under revenue bonds and lease obligations is $10,207.

	(b) Per the domestic revolving credit agreement as described in Note 3, the term obligation matures on April 21, 1997. Any extension of the facility beyond April 21, 1997 is at the discretion of the lenders.

	(c) Classified with current liabilities in 1993.

Aggregate scheduled maturities of the above term debt and Guaranteed Employees' Stock Ownership Plan (RSP) obligation during the ensuing five years approximate $3,647; $3,836; $27,947; $1,230; and $504, respectively.

5.  STOCK OPTION PLANS

The Company has three separate Stock Option Plans, as outlined below:

                        1992 Stock Incentive Plan (SIP)

The Plan contains both incentive stock options (ISOs) and nonqualified stock options (NSOs). The price of each share under this Plan for an ISO or NSO shall not be less than the fair market value of Tokheim Common Stock on the date the option is granted.

Options granted under this Plan become exercisable at the rate of approximately 25% of the total options granted per year beginning one year after the grant date. No option expires later than 10 years from the date on which it was granted.

In addition, the Plan provides for the granting of Stock Appreciation Rights
(SARs) and Restricted Stock Awards (RSAs). At November 30, 1994, no SARs or RSAs had been granted.

                   1982 Incentive Stock Option Plan (ISOP) and
                   1982 Unqualified Stock Option Plan (USOP)

Effective January 21, 1992, no additional shares could be granted under these plans. No option expires later than 10 years from the date on which it was granted.

The price of each share under the ISOP was not less than the fair market value of Tokheim Common Stock on the date the option was granted and under the USOP was not less than 85% of the fair market value of Tokheim Common Stock on the date the option was granted.

Options granted under the respective plans during 1994, 1993, and 1992 are as follows:

                   			1992 Stock Incentive Plan
	        Year of      -------------------------     1982
     	    Grant           ISO             NSO       ISOP
         -------      ---------        --------    -------
         	1994          19,000              --          --
          1993         275,162          41,288          --
         	1992              --          70,000     245,475

Subsequent to November 30, 1994, an additional 35,000 ISO shares were granted under the SIP at an option price of $8.50 per share. These shares become exercisable starting in fiscal year 1996.

The following table sets forth the status of all outstanding options at November 30, 1994:

           	  Option                        Exercisable        Total
           	Price Per         Options     In The Next One     Options
           	  Share         Exercisable    To Four Years    Outstanding
            ---------       -----------   ---------------   -----------
	          	 $20.0000         32,500                --        32,500
           	 $12.7500          4,500                --         4,500
           	 $12.3750          3,000                --         3,000
           	 $12.2500          1,000                --         1,000
           	 $12.1250          7,000                --         7,000
	            $11.9375             --            14,000        14,000
         	   $11.3100         36,000                --        36,000
     	       $ 9.3750          6,625            19,875        26,500
           	 $ 8.8800        118,970                --       118,970
           	 $ 7.8750         10,000             5,000        15,000
     	       $ 7.7500         25,000             5,000        30,000
           	 $ 6.8750         10,000             5,000        15,000
           	 $ 6.8125         43,346           195,712       239,058

		                           297,941           244,587       542,528

Transactions in stock options under these plans are summarized as follows:


                                         						 Shares
                                         						 Under
                                          					 Option          Price Range
                                               --------       ---------------
Outstanding, November 30, 1991..........        250,725       $11.31 - $24.88

Granted.................................        315,475       $ 6.88 - $ 8.88
Exercised...............................             --
Canceled or expired.....................      (221,450)       $ 8.63 - $24.88

Outstanding, November 30, 1992..........        344,750       $ 6.88 - $20.00

Granted.................................        316,450       $ 6.81 - $ 9.38
Exercised...............................       (14,797)       $ 8.88 - $ 8.88
Canceled or expired.....................       (80,675)       $ 7.75 - $20.00

Outstanding, November 30, 1993..........        565,728       $ 6.81 - $20.00

Granted.................................         19,000       $10.75 - $11.94
Exercised...............................       (29,950)       $ 6.81 - $ 8.88
Canceled or expired.....................       (12,250)       $ 8.88 - $20.00

Outstanding, November 30, 1994..........        542,528       $ 6.81 - $20.00

Reserved for options:                       Shares
                                           -------
   November 30, 1992..................     182,550
   November 30, 1993..................     296,775
   November 30, 1994..................     407,508

6. COMMON AND PREFERRED STOCK

Changes in common stock and common treasury stock are shown below:
                                                                        		Common
                                          						  Common Stock         Treasury Stock
                                   					       Shares      Amount     Shares     Amount
                                             ---------    --------   --------   --------
Balance, November 30, 1991..............     6,659,000     $8,260     352,000    $6,337
Incentive shares issued.................            --        (2)          --       (2)
Balance, November 30, 1992..............     6,659,000      8,258     352,000     6,335

Shares issued in private placement......     1,283,000     11,485          --        --
Shares purchased........................            --         --       7,000        81
Stock options exercised.................            --      (149)    (15,000)     (265)
Redemption of preferred stock...........            --         --   (132,000)   (2,368)
Employee termination benefits...........            --         --    (21,000)     (380)

Balance, November 30, 1993..............     7,942,000     19,594     191,000     3,403

Shares purchased........................            --         --          --         3
Stock options exercised.................         7,000      (184)    (22,000)     (405)
Redemption of preferred stock...........            --         --    (48,000)     (852)
Employee termination benefits...........            --         --    (13,000)     (230)
Other...................................            --         --     (2,000)      (32)

Balance, November 30, 1994..............     7,949,000    $19,410     106,000    $1,887

Changes in preferred stock and preferred treasury stock are shown below:
       										                                          								        Preferred
                                         			 			Preferred Stock         Treasury Stock
                                    				       Shares     Amount        Shares   Amount
                                              --------   --------      -------- --------
Balance, November 30, 1991..............       960,000    $24,000       27,000   $  686
Shares redeemed.........................            --         --       39,000      972

Balance, November 30, 1992..............       960,000     24,000       66,000    1,658
Shares redeemed.........................            --         --       46,000    1,131

Balance, November 30, 1993..............       960,000     24,000      112,000    2,789
Shares redeemed.........................            --         --       22,000      562
RSP contributions.......................            --         --      (4,000)     (89)

Balance, November 30, 1994..............       960,000    $24,000      130,000   $3,262

In September, 1993 the Company issued an additional 1,283,000 shares of common stock through a private placement offering, resulting in net proceeds of approximately $11,485.

On July 10, 1989, the Company sold 960,000 shares of convertible cumulative preferred stock to the Trust of the Company's Retirement Savings Plan (RSP) at the liquidation value of $25 per share, or $24,000. The preferred shares have a dividend rate of 7.75%. The Trustee, who holds the preferred shares, may elect to convert each preferred share to one common share in the event of redemption by Tokheim, certain consolidations or mergers of Tokheim, or a redemption by the Trustee which is necessary to provide for distributions under the RSP. A participant may elect to receive a distribution from the RSP in cash or common stock. If redeemed by the Trustee, the Company is responsible for purchasing the preferred shares at the $25 floor value. The Company may elect to pay the redemption price in cash or an equivalent amount of common stock.
At November 30, 1994, the difference between the floor value and the market value of the underlying common stock aggregated $5,085.

7.  EARNINGS PER SHARE

Primary earnings per share are based on the weighted average number of shares outstanding during each year and the assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock.

The following table presents information necessary to calculate earnings (loss) per share for fiscal years ended November 30, 1994, 1993, and 1992:

                                              1994         1993        1992
Shares Outstanding (in thousands):         ---------     --------    --------
  Weighted average outstanding..........       7,801        6,891       6,307
  Share equivalents.....................          --           49          --
  Adjusted outstanding..................       7,801        6,940       6,307

Earnings (loss):
  Continuing operations before
  cumulative effect of change in
 	accounting............................   $   1,862     $(5,867)   $(35,184)
  Discontinued operations...............          --           --      10,278
  Cumulative effect of change in method
    of accounting for postretirement
    benefits other than pensions........    (13,416)           --          --

  Net loss..............................    (11,554)      (5,867)    (24,906)
  Preferred stock dividend..............     (1,617)      (1,663)     (1,790)
  Loss applicable to common stock.......   $(13,171)     $(7,530)   $(26,696)

Earnings (loss) per common share:
  Continuing operations before
    cumulative effect of change in
    accounting..........................   $     .03     $ (1.09)   $  (5.86)
  Discontinued operations...............          --           --        1.63
  Cumulative effect of change in method
    of accounting for postretirement
    benefits other than pensions........      (1.72)           --          --

  Net loss per common share.............   $  (1.69)     $ (1.09)   $  (4.23)

For 1994, 1993, and 1992, fully diluted earnings per share is considered to be the same as primary earnings per share, since the effect of certain potentially dilutive securities would be antidilutive.

8.  FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

Consolidated foreign currency translation adjustments are as follows:

                                                 							   1994          1993
Foreign currency translation adjustments,                --------      --------
   beginning of year..............................       $(4,037)      $(3,119)
Current year adjustments..........................            494         (918)

Foreign currency translation adjustments,
   end of year....................................       $(3,543)      $(4,037)

The adjustments represent principally the effect of changes in the current rate of exchange from the beginning of the year to the end of the year in translating the net assets, including certain intercompany liabilities of foreign subsidiaries.

9.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for 1994 and 1993 is as follows:

                                   					      1st        2nd        3rd        4th
                                   					    Quarter    Quarter    Quarter    Quarter    Total
1994                                        -------    -------    -------    -------   -------
Net sales...............................    $45,236    $49,908    $47,931    $59,059   $202,134
Cost of products sold*..................     34,511     37,246     37,610     45,285    154,652
Earnings (loss) before cumulative effect
  of change in accounting...............        155      1,151    (1,473)     2,029       1,862
Cumulative effect of change in method of
  accounting for postretirement benefits
  other than pensions...................   (13,416)         --         --         --   (13,416)
Net earnings (loss).....................   (13,261)      1,151    (1,473)     2,029    (11,554)
Earnings (loss) per share:
  Primary:
    Before cumulative effect of change
      in accounting.....................      (.03)        .10      (.24)       .21         .03
    Cumulative effect of change in method
      of accounting for postretirement
      benefits other than pensions......     (1.73)         --         --        --      (1.72)
    Net earnings (loss).................     (1.76)        .10      (.24)       .21      (1.69)
  Fully diluted:
    Before cumulative effect of change
      in accounting.....................      (.03)        .08      (.24)       .17         .03
    Cumulative effect of change in method
      of accounting for postretirement
      benefits other than pensions......     (1.73)         --         --        --      (1.72)
    Net earnings (loss).................     (1.76)        .08      (.24)       .17      (1.69)


1993

Net sales...............................    $31,949    $44,679     $41,386  $54,292    $172,306
Cost of products sold*..................     25,907     33,944      32,840   40,635     133,326
Net earnings (loss).....................    (5,201)    (1,116)     (1,938)    2,388     (5,867)
Earnings (loss) per share:
 Primary:
   Net earnings (loss)..................      (.89)      (.24)       (.33)      .25      (1.09)
 Fully diluted:
   Net earnings (loss)..................      (.89)      (.24)       (.33)      .22      (1.09)

* Includes product development expenses and excludes depreciation and amortization.

10.  INCOME TAXES

Effective December 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. As permitted under the new rule, prior years' financial statements have not been restated. The cumulative effect of adopting this Statement as of December 1, 1993 was immaterial to net earnings.

Earnings (loss) before income taxes consist of the following:

                                                 							 1994         1993          1992
                                                       --------     --------     ---------
Domestic..........................................     $  6,456     $(5,842)     $(31,843)
Foreign...........................................      (4,337)           97       (1,958
                                          						       $  2,119     $(5,745)     $(33,801)

Income taxes (benefit) consist of the following:


                                                 							1994         1993          1992
Current:                                               -------     --------     ---------
   Federal........................................     $    --     $     --     $      --
   State..........................................         673          723           254
   Foreign........................................         409           49           478
   Less discontinued operations...................          --           --         (133)
Deferred:
   Federal........................................          --           --           683
   Foreign........................................       (825)        (650)           980
   Less discontinued operations...................          --           --         (879)
                                          						       $   257     $    122     $   1,383

A reconciliation of the reported tax expense from continuing operations and the amount computed by applying the statutory United States federal income tax rate of 34% to earnings before income taxes is as follows:

                                                 						  1994        1993         1992
                                                       --------    ---------    --------
Computed "expected" tax expense (benefit).........     $   721     $(1,953)     $(11,492)
Increase (decrease) in taxes resulting from:
   State income taxes net of federal tax benefit..         444          477            80
   Tax effect of dividends paid on stock held in
      Retirement Savings Plan (RSP)...............       (550)        (565)         (607)
   Settlement of prior income tax returns and
      adjustments to prior year accruals..........         237           --            --
   Difference in foreign and U.S. tax rates.......       (104)         (37)           186
   Decrease in valuation allowance................     (1,492)           --            --
   Earnings with no current tax benefit (expense):
      Domestic....................................          --        1,339        13,376
      Foreign.....................................       1,089        (219)           786
   Repatriation of foreign earnings...............       (162)          677           705
   Write-off of investment in foreign subsidiary..          --           --       (2,229)
   Miscellaneous items, net.......................          74          403           578
                                         						       $    257     $    122     $   1,383

Prior to the change in accounting method, the nature of temporary differences giving rise to deferred income taxes (benefit) and the tax effect of each during 1993 and 1992 were as follows:

                                                   				   1993         1992
Federal:                                                --------    ---------
   Depreciation...................................      $   149     $   (117)
   Warranty costs.................................         (14)           141
   Provision for doubtful accounts................           38         (140)
   Pension costs..................................         (37)         (122)
   Inventory reserves.............................        (717)         1,131
   Insurance reserves.............................         (54)          (40)
   Restructuring charge...........................        1,060         (961)
   Software development costs.....................        (112)       (1,241)
   Deferred tax benefit not recognized............            4         2,130
   Other..........................................        (317)          (98)
      Deferred federal income taxes...............      $    --     $     683
      Less net items from discontinued operations.           --         (879)
      Deferred federal income tax benefit from
      	  continuing operations....................      $    --     $   (196)

Foreign:
   Repatriation of foreign earnings...............      $ (500)     $     705
   Other..........................................        (150)           275
                                                  						$ (650)     $     980

The components of the deferred tax asset and liability as of November 30, 1994 were as follows:

Gross deferred tax assets:
   Accounts receivable............................    $     322
   Employee compensation and benefit accruals.....        5,949
   Workers' compensation and other claims.........          215
   Other..........................................          184
   Warranty reserve...............................          818
   EPA accrual....................................          308
   Net operating loss carryforwards...............       12,171
   General business credit........................            5
   Valuation allowance............................     (17,753)
      Net deferred tax asset......................    $   2,219

Gross deferred tax liabilities:
   Property, plant, and equipment.................    $   1,479
   Pension assets.................................          151
   Inventory......................................          201
   Investment in property.........................          208
   Foreign earnings not permanently invested......          161
   Foreign exchange...............................          236
   Export sales provision.........................          574
      Gross deferred tax liability................        3,010
Net deferred tax liability........................    $   (791)

For domestic federal income tax purposes, the net operating loss carryover amounts to $35,796 which will expire from 2006 to 2008.

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

Domestic and foreign continuing operations information for 1994, 1993, and 1992 is as follows:
       								                                 							 1994          1993         1992
                                                      ---------     --------     ---------
Net sales -- unaffiliated customers:
  Domestic........................................    $ 119,774     $ 99,317     $  92,295
  Export..........................................       28,848       25,036         8,004
  Foreign: Europe.................................       34,534       22,858        36,471
           Other..................................       18,978       25,095        25,319
                                          						      $ 202,134     $172,306     $ 162,089
Inter-area sales eliminations:
  Domestic........................................    $  16,904     $ 11,098     $  22,041
  Foreign, principally Europe.....................    $     207     $    120     $     261

Operating income (loss):
  Domestic........................................     $  7,495     $(3,797)     $(30,186)
  Foreign: Europe.................................      (2,299)          (7)         1,398
           Other..................................        (240)        1,978           926
                                          						       $  4,956     $(1,826)     $(27,862)
Identifiable assets:
  Domestic........................................     $104,213     $114,035     $ 117,762
  Foreign: Europe.................................       25,189       21,090        28,042
        	  Other..................................       13,102       12,776        16,567
  Adjustments and eliminations....................     (28,999)     (30,836)      (40,783)
                                           						      $113,505     $117,065     $ 121,588

The fluctuation in net sales between Europe and Export from 1992 to 1993 is primarily due to the transfer of the related sales and marketing responsibility for certain countries from The Netherlands to the United States.

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

                                                 							1994         1993        1992
                                                      --------     ---------   --------
Working capital..................................     $ 14,828     $ 15,982    $ 21,557
Property, plant, and equipment (net) and other...        5,717        5,187       5,253
Noncurrent liabilities...........................      (6,683)      (3,128)     (2,891)
Net foreign assets...............................     $ 13,862     $ 18,041    $ 23,919

Net earnings (loss) of foreign operations........     $(4,438)     $    161    $(2,273)
<table/>
In the first quarter 1993, the Company ceased all manufacturing operations in
Brazil.  Net sales for the Brazilian operations were $5,495 and operating losses were $2,530 in 1992.

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

The sale of these entities resulted in a pretax gain of $8,998 net of accruals and costs incurred in connection with the sales. There was no income tax effect as the Company is in a net operating loss carryforward position. The Company used the proceeds from the sales to reduce outstanding debt.

The results of the Controls segment have been reported separately as discontinued operations in the consolidated financial statements. Net sales of the discontinued operations were $21,837 in 1992.

12.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the allowance for doubtful accounts are as follows:

                                          						     1994         1993         1992
                                                   --------     --------     --------
Balance, beginning of year...................      $  1,267     $  1,795     $  1,048
Charged to operations........................           291          381        1,356
Uncollectible accounts written off,
  less recoveries............................         (278)        (879)        (554)
Foreign currency translation adjustments.....            15         (30)         (55)

Balance, end of year.........................      $  1,295     $  1,267     $  1,795
                                      34
13.  RETIREMENT PLANS

The Company and its subsidiaries have several retirement plans covering most of their employees, including certain employees in foreign countries. Charges to operations for the cost of the Company's retirement plans including the Retirements Savings Plan (RSP) were $2,421 in 1994; $2,675 in 1993; and $2,521 in 1992.

Defined Benefit Plans (U.S.) -- The Company maintains two noncontributory defined benefit pension plans which cover certain union employees. The Company's funding to the plans is equal to the minimum contribution required by the Internal Revenue Code. The benefits are based upon a fixed benefit rate and years of service. Future benefits under these plans were frozen as of December 31, 1990. The participants under these plans became eligible to participate in the Retirement Savings Plan (RSP) beginning January 1, 1991.

The following table sets forth the aggregate defined benefit plans' funded status and amounts reflected in the accompanying consolidated balance sheets as of November 30, 1994 and 1993:

                                          						 Assets Exceed             Accumulated
                                        						    Accumulated                Benefits
                                        						      Benefits               Exceed Assets
                                   					       1994         1993         1994         1993
                                             ---------------------     ---------------------
Actuarial present value of accumulated
 plan benefits:
  Vested................................     $  1,196     $  1,524     $  8,720     $ 10,953
  Nonvested.............................           --           --           --           --
  Accumulated benefit obligations.......     $  1,196     $  1,524     $  8,720     $ 10,953
Projected benefit obligations...........     $  1,196     $  1,524     $  8,720     $ 10,953
Plan assets at fair value, principally
   common stocks, bonds, and GIC funds,
   including $437 in 1994 and $372 in
   1993 of the Company's common stock...        1,765        1,880        6,790        7,336
Plan assets in excess of (less than)
   projected benefit obligations........          569          356      (1,930)      (3,617)
Unrecognized net loss...................          189          374        2,063        3,527
Unrecognized net assets at December 1,
  1991 and 1990 being recognized over
  15 years..............................        (288)        (317)        (157)        (179)
Adjustment required to
  recognize minimum liability...........           --           --      (1,906)      (3,348)
Prepaid pension cost (pension liability)
   recognized in the consolidated balance
   sheet................................     $    470     $    413     $(1,930)   $  (3,617)

The net periodic pension expense amounts were based on actuarial assumptions as follows:

Discount rate on plan liabilities.......        8.50%         7.00%        8.50%        7.00%
Rate of return on plan assets...........        8.00%         8.00%        8.00%        8.00%

In accordance with Statement of Financial Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions," the Company has recorded an additional minimum pension liability for the underfunded plan of $1,906 and $3,348 at November 30, 1994 and 1993, respectively, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities.

The net periodic pension cost of U.S. defined benefit plans for 1994, 1993, and 1992 includes the following components:

                                            					     1994      1993      1992
Interest cost on projected benefit                  --------  --------  --------
   obligations....................................  $   849    $  851   $   868
Return on plan assets.............................       82     (896)     (388)
Net amortization and deferral.....................    (625)       335     (407)
Net periodic pension expense......................  $   306    $  290   $    73

The Company's foreign retirement plans are an insignificant portion of the Company's total retirement plans and are not required to report to certain governmental agencies pursuant to ERISA. These plans do not otherwise determine actuarial value of accumulated benefits or net assets available for benefits and are omitted from the above table.

Defined Contribution Plan (U.S.) -- The RSP covers substantially all employees of Tokheim and its U.S. subsidiary. Through the RSP, employee ownership of the Company is increased approximately 11%. The RSP includes a common stock ESOP and a preferred stock ESOP which provide a retirement contribution of 1.5% of salary to all employees in the plan and a matching contribution of at least two-thirds of the first 6% of employee contributions. The matching contribution can increase to 150% of the first 6% of contributions, depending on the performance of the Company.

The number of preferred shares in the RSP at November 30, 1994 and 1993 was 829,534 and 848,432, respectively, at a cost of $25 per share. The number of common shares in the RSP at November 30, 1994 and 1993 was 153,478 and 168,069, respectively, at an average cost of $21.05 and $21.06 per share. The dividend yield on the preferred stock is 7.75%, and the conversion rate is one share of preferred stock to one share of common stock. Each year, approximately 8% of the preferred stock held by the plan is allocated to participants' accounts.
The Company has guaranteed the RSP loans as described in Note 4. A like amount entitled "Guaranteed Employees' Stock Ownership Plan (RSP) obligation" is recorded as a reduction of stockholders' equity. As the Company makes contributions to the RSP, these contributions, plus the dividends paid on the Company's preferred and common stock held by the RSP, are used to repay the loans. As the principal amounts of the loans are repaid, the "Guaranteed Employees' Stock Ownership Plan (RSP) obligation" in the equity and liability sections of the balance sheet is reduced accordingly. Company contributions in excess of dividends are allocated to interest and compensation expense on a basis proportional to the required debt service on RSP loans. Amounts allocated to interest expense were $746, $887, and $937 for 1994, 1993, and 1992, respectively.

The table below sets forth the interest expense, the amounts contributed to the RSP (excluding preferred stock dividends), and the amount of dividends on preferred stock used for debt service by the RSP:

                                          						1994       1993       1992
Interest expense incurred by the Plan         --------   --------   --------
   Trust(s) on RSP debt.....................   $1,367     $1,595     $1,702
Company contributions to the RSP............    1,719      2,030      1,868
Dividends on preferred stock used for debt
   service by the RSP.......................    1,617      1,663      1,790

14.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

The Company provides defined benefit postretirement health and life insurance benefits to most of its U.S. employees. Covered employees become eligible for these benefits at retirement after meeting minimum age and service requirements. Effective December 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires that the costs of future benefits be accrued during an employee's active working career. The cost of providing these benefits was previously recognized as claims were incurred. The Company continues to fund benefits on a pay-as-you-go basis, with some retirees paying a portion of the costs.

The Company recorded the discounted value of expected future benefits earned as of December 1, 1993 as a cumulative effect of accounting change. This one-time, noncash accounting change resulted in a charge to earnings of $13,416, or $1.72 per share. Due to the Company's net operating loss carryforward position (see Note 10), the Company established a valuation allowance to offset the deferred tax asset created by this charge to operations.

The accumulated postretirement benefit obligation of November 30, 1994 consisted of unfunded obligations related to the following:

Retirees and dependents......................            $4,903
Fully eligible active plan participants......             1,274
Other active plan participants...............             6,935
  Total accumulated postretirement benefit
    obligation...............................            13,112
Unrecognized net gain........................             1,101
Accrued postretirement benefit cost..........            14,213
Less current portion.........................             (701)
                                                 							$13,512

Net postretirement benefit cost for 1994 includes the following components:

Service cost.................................           $   582
Interest cost on accumulated postretirement
  benefit obligation.........................               916
Net postretirement benefit cost..............           $ 1,498

The assumptions used to develop the net postretirement benefit expense and the present value of benefit obligations are as follows:

Discount rate................................             8.50%
Health care cost trend rate for
  the next year..............................            11.00%

The health care cost trend rate used to value the accumulated postretirement benefit obligation is assumed to decrease gradually to an ultimate rate of 6% in 2004. A 1% increase in this annual trend rate would increase the accumulated postretirement benefit obligation as of November 30, 1994 by approximately $1,500 and the combined service and interest components of the annual net postretirement health care cost by approximately $200.

15. CONTINGENT LIABILITIES

The Company is defending various claims and legal actions, including environmental actions, which are common to its operations. These legal actions primarily involve claims for damages arising out of the Company's manufacturing operations, the use of the Company's products, and allegations of patent infringement.

Environmental Matters -- The Company has been designated as a "potentially responsible party" (PRP), in conjunction with other parties, in five governmental actions associated with hazardous waste sites falling under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). Such actions seek recovery of certain cleanup costs. Dates upon which the Company received notice as a PRP range from January 1988 to January 1992. The Company has attempted, where possible, to develop a reasonable estimate of the cost or range of costs which may accrue from these actions. Likewise, the Company has attempted, where possible, to assess the likelihood of an unfavorable outcome to the Company as a result of these actions. Legal counsel has been retained to assist the Company in making these determinations, and cleanup costs are accrued when an unfavorable outcome is determined to be probable and a reasonable estimate can be made. Total amounts included in accrued expenses related to environmental matters were $674 and $517 at November 30, 1994 and 1993, respectively.

The Company is a "de minimis" party in two of these sites and has accrued total anticipated cleanup costs of $25. The full possible range of anticipated costs may run from $20 to $35, in the aggregate, for both of the de minimis sites. A settlement offer is pending before the Environmental Protection Agency (EPA) for $14 at one of the de minimis sites.

During 1994, the Company received a settlement offer from the EPA pertaining to the third site in the amount of $628. The Company has accepted the offer and has recorded this liability in full at November 30, 1994. The Company has accrued $464 related to this site at November 30, 1993. The time frame over which the accrued amount will be paid is uncertain.

Legal counsel retained by the Company has been unable to advise the Company on the range of its potential liability for the fourth site which is currently in litigation as the owner-operator has cleaned up the site and is seeking to recover its cost in a cost recovery action against the PRPs. The Company is one of approximately 90 PRPs named in this matter. The estimated cost of the cleanup by the owner-operator is between $12,000 and $30,000. The method of allocation of liability, if any, among the PRPs who may ultimately be found liable remains uncertain.

With respect to the fifth site, involving potential groundwater contamination, the Company and other PRPs are negotiating with the EPA as to the testing to be performed on the property to determine if contamination has occurred; and, if so, the specific tracts of property affected. The Company cannot determine the extent of its liability in the event its property is deemed to be contaminated; and the method of allocation of liability, if any, among the PRPs who may ultimately be found liable remains uncertain.

Product Liability and Other Matters -- The Company is subject to various other legal actions arising out of the conduct of its businesss, including those relating to product liability, patent infringement, and claims for damages alleging violations of federal, state, or local statutes or ordinances dealing with civil rights. Total amounts included in accrued expenses related to these actions were $265 and $576 at November 30, 1994 and 1993, respectively. In the opinion of management of the Company, amounts accrued for awards or assessments in connection with these matters are adequate, and ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations, or cash flow.

16.  SPECIAL CHARGES

In previous years, the Company implemented a series of actions in response to a significant downtrend in the petroleum dispensing equipment market designed to maximize its long-term operating results, primarily through consolidating manufacturing facilities, reducing overhead, rationalizing product lines, and focusing the deployment of resources on the Company's core businesses.  In connection with these actions, the Company incurred special charges which were reflected in the operating results as follows:
                                                     								    1992
                                                               --------
Plant consolidation, severance, and outplacement........       $  2,424
Organizational and product rationalization..............          4,704
Write-down of Brazilian investment......................          8,025
                                                        				   $ 15,153

There were no special charges incurred in fiscal years 1994 and 1993.

                   			 INDEPENDENT ACCOUNTANTS' REPORT


To the Stockholders and Directors,
Tokheim Corporation:

We have audited the accompanying consolidated balance sheets of Tokheim Corporation and Subsidiaries as of November 30, 1994 and 1993, and the related consolidated statements of earnings and retained earnings, and cash flows for each of the three years in the period ended November 30, 1994. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tokheim Corporation and Subsidiaries as of November 30, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1994, in conformity with generally accepted accounting principles.

As discussed in Notes 1, 10, and 14 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1994.



COOPERS & LYBRAND L.L.P.

Fort Wayne, Indiana
January 26, 1995

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS OF THE REGISTRANT

The information required by this item is set forth on pages 1 through 4 in the registrant's Proxy Statement for the 1994 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

NAME, AGE, AND POSITION            BUSINESS EXPERIENCE DURING PAST FIVE YEARS
- -----------------------            -------------------------------------------

Gerald H. Frieling, Jr., 64        Elected Chairman of the Board in 1991;
Chairman of the Board              during the last 5 years, also served as
                            				   Chief Executive Officer of the Company and
                            				   as Chairman of the Board, President and
                            				   Chief Executive Officer of National-
                            				   Standard.

Douglas K. Pinner, 54              Joined Tokheim as President and Chief
President and Chief                Executive Officer in 1992; during the last
Executive Officer                  5 years, also served as President of
                            				   Slater Steels Fort Wayne Specialty Alloys.

William M. Anderson, 48            Joined Tokheim as Vice President, Human
Vice President,                    Resources in November, 1994; during the
Human Resources                    last 5 years, also served as Senior Vice
                            				   President of NordicTrack, Inc. and as
                               	   Director, Total Quality Management/Human
                            				   Resources of FMC Corporation.

Condell B. Ellis, 62               Joined Tokheim as Vice President,
Vice President,                    Domestic Sales in November, 1994;  during
Domestic Sales                     the last 5 years, also served as Vice
                               	   President, Sales of CANMAX; and served in various executive sales officer positions of Tokheim Corporation; and as Vice
                                   President Sales, Wayne Division of Dresser
                                   Industries Inc.

NAME, AGE, AND POSITION            BUSINESS EXPERIENCE DURING PAST FIVE YEARS
- -----------------------            ------------------------------------------

Jess B. Ford, 43                   Elected Vice President, Finance,
Vice President, Finance,           Secretary, and Chief Financial Officer in
Secretary, and Chief               1992; during the last 5 years, also served
Financial Officer                  as Vice President, Corporate Finance and
                            				   as Corporate Controller of the Company.

Terry M. Fulmer, 51                Elected Vice President, Corporate
Vice President, Corporate          Operations and Planning in 1993; during
Operations and Planning            the last 5 years, also served as Vice
                             			   President, Corporate Planning; General
                            				   Manager, Small Pumps Division; and Manager
                            				   of Manufacturing, Newbern Plant of the
                            				   Company.

Anthony J. King, 56                Elected Vice President, International and
Vice President,                    Venture Development in 1994; during the
International and                  last 5 years, also served as Vice
Venture Development                President, Domestic and International
                                   Sales; Vice President, International
                                   Division of the Company; and as Vice
                            				   President, International Sales and
                            				   Marketing of Babson Brothers Company.

Arthur C. Prewitt, 53              Elected Vice President, Technology in
Vice President,                    1994; during the last 5 years, also served
Technology                         as Vice President, Corporate Engineering
                            				   and Marketing, and Vice President, Product
                               	   Engineering of the Company and as
	                             		   Manager, Technical Products of Gilbarco,
                                   Inc.

Norman L. Roelke, 45               Elected Vice President and General Counsel
Vice President and                 in July, 1994; during the last 5 years,
General Counsel                    also served as Corporate Counsel of the
                            				   Company.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive (and certain other) officers, and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Directors, officers, and greater-than-10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during fiscal year 1994 all Section 16(a) filing requirements applicable to its directors, officers and greater-than-10% stockholders were held in compliance.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item is set forth on pages 4 through 8 in the registrant's Proxy Statement for the 1994 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is set forth on pages 9 through 11 in the registrant's Proxy Statement for the 1994 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is set forth on pages 9 through 11 in the registrant's Proxy Statement for the 1994 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1. FINANCIAL STATEMENTS:

     Included as outlined in Item 8 of Part II of this report:

        Consolidated Statement of Earnings and Retained
         	Earnings for each of the three years in the period
         	ended November 30, 1994...................................  Page 18

        Consolidated Statement of Cash Flows for each of
          the three years in the period ended November 30, 1994.....  Page 19

       	Consolidated Balance Sheet as of November 30,
         	1994 and 1993.............................................  Page 20

       	Notes to Consolidated Financial Statements..................  Page 22

       	Report of Independent Accountants...........................  Page 40


(a)  2. SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULES:

     Included as outlined in Item 8 of Part II of this report:

       	Quarterly Financial Information (Unaudited) in Note 9
         	to the Consolidated Financial Statements..................  Page 30

There are no schedules included in Part IV of this report as they are not required, are not applicable, or the information is shown in the Notes to the Consolidated Financial Statements.

(a)  3. EXHIBITS:

       	(11)  Details supporting the computation of primary and
       	      fully diluted earnings per share......................  Page 46
       	(21)  Subsidiaries of the Registrant........................  Page 48
       	(23)  Consents of Experts and Counsel.......................  Page 49
        (27)  Financial Data Schedule...............................  Page 50

(b)     REPORTS ON FORM 8-K:

       	None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


February 24,1995                           TOKHEIM CORPORATION
              	                         				   (Registrant)


                                    			    By: Douglas K. Pinner
                                				       ________________________
                                       					Douglas K. Pinner
                                        				President and Chief
                                       					Executive Officer


                                    			    By: Jess B. Ford
                                				       ________________________
                                        				Jess B. Ford
                                       					Vice President, Finance,
                                       					Secretary and Chief
                                            Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Douglas K. Pinner
_______________________  President and Chief            February 24, 1995
                         Executive Officer
Gerald H. Frieling, Jr.
_______________________  Chairman of the Board          February 24, 1995

Walter S. Ainsworth
_______________________  Director                       February 24, 1995

Robert M. Akin, III
_______________________  Director                       February 24, 1995

James K. Baker
_______________________  Director                       February 24, 1995

Bernard D. Cooper
_______________________  Director                       February 24, 1995

Bob F. Jesse
_______________________  Director                       February 24, 1995

Dr. Winfred M. Phillips
_______________________  Director                       February 24, 1995

Ian M. Rolland
_______________________  Director                       February 24, 1995

James T. Smith
_______________________  Director                       February 24, 1995

               		    TOKHEIM CORPORATION AND SUBSIDIARIES
                		     EXHIBIT (11) - EARNINGS PER SHARE
         	  FOR THE YEARS ENDED NOVEMBER 30, 1994, 1993, AND 1992
               (Amounts in thousands except amounts per share)


Primary earnings per share are based on the weighted average number of shares outstanding during each year and the assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock.

The following table presents information necessary to calculate earnings per share for fiscal years ended November 30, 1994, 1993, and 1992:

                                                            	 			  Primary
                                          						    __________________________________

                                                  							1994        1993       1992
                                          						    __________________________________
Shares outstanding:
  Weighted average outstanding...............            7,801       6,891      6,307
  Share equivalents..........................               --          49         --
  Adjusted outstanding.......................            7,801       6,940      6,307

Earnings (loss):
  Continuing operations before cumulative
    effect of change in accounting...........        $   1,862   $ (5,867)   $(35,184)
  Discontinued operations....................               --          --      10,278
  Cumulative effect of change in method of
    accounting for postretirement benefits
    other than pensions......................         (13,416)          --          --
  Net loss...................................         (11,554)     (5,867)    (24,906)
  Preferred stock dividend...................          (1,617)     (1,663)     (1,790)
  Loss applicable to common stock............        $(13,171)   $ (7,530)   $(26,696)

Earnings (loss) per common share:
  Continuing operations before cumulative
    effect of change in accounting...........        $     .03   $  (1.09)   $  (5.86)
  Discontinued operations....................               --          --        1.63
  Cumulative effect of change in method of
    accounting for postretirement benefits
    other than pensions......................           (1.72)          --          --
  Net loss per common share..................        $  (1.69)   $  (1.09)   $  (4.23)

                        TOKHEIM CORPORATION AND SUBSIDIARIES
                  		     EXHIBIT (11) - EARNINGS PER SHARE
               FOR THE YEARS ENDED NOVEMBER 30, 1994, 1993, AND 1992
                         			       (CONTINUED)
          	       (Amounts in thousands except amounts per share)


For 1994, 1993, and 1992, fully diluted earnings per share is considered to be the same as primary earnings per share, since the effect of certain potentially dilutive securities would be antidilutive.

                                                    							      Fully Diluted
	                                                      __________________________________

                                                    							1994        1993       1992
                                             						    __________________________________
Shares outstanding:
  Weighted average outstanding...............            7,801       6,891       6,307
  Share equivalents..........................               60          49          --
  Weighted conversion of preferred stock.....            1,362       1,296         929
  Adjusted outstanding.......................            9,223       8,236       7,236

Earnings (loss):
  Continuing operations before cumulative
    effect of change in accounting...........        $   1,862   $ (5,867)   $(35,184)
  Discontinued operations....................               --          --      10,278
  Cumulative effect of change in method of
    accounting for postretirement benefits
    other then pensions......................         (13,416)          --          --
  Net loss...................................         (11,554)     (5,867)    (24,906)
  Preferred stock dividend...................          (1,617)     (1,663)     (1,790)
  Loss applicable to common stock............        $(13,171)    $(7,530)   $(26,696)

Earnings (loss) per common share:
  Continuing operations before cumulative
    effect of change in accounting...........        $    0.03    $ (0.91)   $  (5.11)
  Discontinued operations....................               --          --        1.42
  Cumulative effect of change in method
    of accounting for postretirement
    benefits other than pensions.............           (1.45)          --          --
  Net loss per common share..................        $  (1.42)    $ (0.91)   $  (3.69)

               		     TOKHEIM CORPORATION AND SUBSIDIARIES
              		  EXHIBIT (21) SUBSIDIARIES OF THE REGISTRANT
                     			       NOVEMBER 30, 1994


The Company has no corporate parent. Tokheim Corporation, an Indiana corporation, owns all of the issued and outstanding stock of each of the following corporations, except as noted:


							                                            State or Country
       		    Subsidiary                            of Incorporation
 ---------------------------------------------     ----------------
	Tokheim GmbH                                           Germany
	Tokheim Investment Corporation                         Texas

In addition, Tokheim Investment Corporation owns all of the issued and outstanding stock (other than directors' qualifying shares, if any, with respect to certain foreign subsidiaries) of each of the following corporations, except as noted:


		                                            					 State or Country
        	   Subsidiary                              of Incorporation
	--------------------------------------------       ----------------
	Sunbelt Hose & Petroleum Equipment, Inc. (A)           Georgia
	Tokheim and Gasboy of Canada Limited (B)               Canada
	Tokheim Europe B.V.                                    The Netherlands
	Tokheim do Brasil Ltd. (C)                             Brazil
	Tokheim Sales B.V.                                     The Netherlands
	Tokheim Limited                                        Scotland
	Tokheim South Africa (Proprietary) Limited (D)         South Africa
	Tokheim Service (Proprietary) Limited (D)              South Africa
	Gasboy International, Inc.                             Pennsylvania

(A) In February 1990, the Company sold substantially all of the assets of this subsidiary.
(B) Owned 35% by Gasboy International, Inc. and 65% by Tokheim Investment Corporation.
(C)   Owned 70% by Tokheim Investment Corporation.
(D)   Owned 100% by Tokheim and Gasboy of Canada Limited.

               	    TOKHEIM CORPORATION AND SUBSIDIARIES
             		 EXHIBIT (23) CONSENTS OF EXPERTS AND COUNSEL
                      			      NOVEMBER 30, 1994


              		     CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the Incorporation by Reference in the registration statement of Tokheim Corporation on Form S-8 (file No. 1-6018) of our report dated
January 26, 1995, on our audits of the consolidated financial statements of Tokheim Corporation and Subsidiaries as of November 30, 1994 and 1993, and for the years ended November 30, 1994, 1993, and 1992, which report is included in this Annual Report on Form 10-K.



COOPERS & LYBRAND L.L.P.

Fort Wayne, Indiana
February 24, 1995