Form 10-Q
period 1995-02-28
TOKHEIM CORP
filed 1995-04-12
CIK 98559

April 11, 1995



Securities & Exchange Commission
Division of Corporate Finance
500 North Capitol Street
Washington, D.C.  20549

Gentlemen:

Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, enclosed is Tokheim's Form 10-Q for the period ended February 28,1995.

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

For the quarterly period ended          FEBRUARY 28, 1995
                              		     -----------------------
Commission File Number 1-6018
              		       ------
                   			     TOKHEIM CORPORATION
         ------------------------------------------------------
    	    (Exact name of registrant as specified in its charter)


       	   INDIANA                                   35-0712500
- -------------------------------                 -------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification No.)


  10501 CORPORATE DR., FORT WAYNE, IN                   46845
- ----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

(Registrant's telephone number including area code)  (219) 470-4600
                                          						     --------------

                          				NOT APPLICABLE
            	-----------------------------------------------
           		(Former name, former address, and former fiscal
           		 year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---
As of February 28, 1995, 7,868,223 shares of voting common stock were outstanding.

In addition, 827,155 shares of convertible preferred stock were held by the Retirement Savings Plan for Employees of Tokheim Corporation and Subsidiaries.

The exhibit index is located on page 7.

                 		     PART I.  FINANCIAL INFORMATION

	                       		   TOKHEIM CORPORATION


ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(AMOUNTS IN THOUSANDS EXCEPT AMOUNTS PER SHARE)

                                                 							  Three Months Ended
                                         						      -------------------------
                                                     February 28   February 28
                                                  						 1995         1994
                                         						      -----------  ------------
NET SALES..........................................    $ 45,845      $ 45,236
Cost of sales, exclusive of items listed below.....      36,414        34,512
Selling, general, and administrative expenses......       9,179         8,507
Depreciation and amortization......................       1,161         1,186
Interest expense (net of interest income of
  $46 and $88 in 1995 and 1994, respectively)......         660           630
Foreign currency gains (losses)....................         178           (64)
Other expense, net.................................        (122)         (140)
Earnings (loss) before income taxes and
  cumulative effect of change in method of
  accounting.......................................      (1,513)          197
Income taxes.......................................        (150)           42
Earnings (loss) before cumulative effect of
  change in method of accounting...................      (1,363)          155
Cumulative effect of change in method of
  accounting for postretirement benefits other
  than pensions....................................          --       (13,416)
NET LOSS...........................................    $ (1,363)     $(13,261)

Preferred stock dividends..........................    $    401      $    411

Net loss applicable to common stock................    $ (1,764)     $(13,672)

Loss per common share:
  Primary:
    Loss before cumulative effect of change in
      method of accounting for postretirement
      benefits other than pensions.................    $  (0.22)     $  (0.03)
    Cumulative effect of change in method of
      accounting for postretirement benefits
      other than pensions..........................          --         (1.73)
    Net loss.......................................    $  (0.22)     $  (1.76)
    Weighted average shares outstanding............       7,852         7,755

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly its financial position as of February 28, 1995, and the results of operations and cash flows for the three-month periods ended February 28, 1995 and 1994.

Amounts for interim periods are unaudited. Amounts for the year ended November 30, 1994, were derived from audited financial statements included in the 1994 Annual Report to Stockholders.

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

See financial statements and accompanying notes in the Company's 1994 Annual Report.

CONSOLIDATED CONDENSED BALANCE SHEET
(IN THOUSANDS)
                                          						   February 28     November 30
                                          						       1995           1994
ASSETS                                             ------------    ------------
Current assets:
Cash and cash equivalents........................    $    319        $  3,933
Receivables, net.................................      39,101          38,812
Inventories:
   Raw materials and supplies....................       7,317           7,697
   Work in process...............................      27,196          25,675
   Finished goods................................       5,916           4,729
                                          						       40,429          38,101
   Less amount necessary to reduce certain
     inventories to LIFO method..................       2,836           2,746
                                          						       37,593          35,355
Prepaid expenses.................................       3,467           2,308
Total current assets.............................      80,480          80,408
Property, plant, and equipment, net..............      28,523          27,425
Other assets and deferred charges................       5,513           5,672
Total assets.....................................    $114,516        $113,505

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt.............    $  1,254        $  1,248
Notes payable, banks.............................       2,023           1,661
Accounts payable.................................      20,227          16,215
Accrued expenses.................................      14,569          16,990
Total current liabilities........................      38,073          36,114
Long-term debt...................................      19,403          18,941
Guaranteed Employees' Stock Ownership
   Plan obligation...............................      16,047          16,975
Post retirement benefit liability................      13,687          13,512
Minimum pension liability........................       1,906           1,906
Other long-term liabilities......................         150             150
Deferred income taxes............................         834             791
						                                                 90,100          88,389

Redeemable convertible preferred stock...........      24,000          24,000
Guaranteed Employees' Stock Ownership
   Plan obligation...............................     (15,261)        (15,733)
Less treasury stock, at cost.....................       3,321           3,262
                                                 							5,418           5,005
Common stock.....................................      19,410          19,410
Guaranteed Employees' Stock Ownership
   Plan obligation...............................        (786)         (1,242)
Minimum pension liability........................      (1,906)         (1,906)
Foreign currency translation adjustments.........      (3,576)         (3,543)
Retained earnings................................       7,300           9,279
                                          						       20,442          21,998
Less treasury stock, at cost.....................       1,444           1,887
                                          						       18,998          20,111
Total liabilities and stockholders' equity.......    $114,516        $113,505

CONSOLIDATED CONDENSED
STATEMENT OF CASH FLOWS
(IN THOUSANDS)
                                                          Three Months Ended
                                           						     --------------------------
                                            						    February 28    February 28
                                                							   1995          1994
                                           						     --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss............................................   $(1,363)      $(13,261)
Adjustments to reconcile net loss to cash
  used in operations:
    Cumulative effect of change in method of
      accounting for postretirement benefits
      other than pensions...........................         --        13,416
    Depreciation and amortization...................      1,161         1,186
    Gain on sale of property, plant, and equipment..        (40)           (6)
    Deferred income taxes...........................         --           (84)
    Changes in assets and liabilities:
      Receivables, net..............................        616         6,069
      Inventories...................................     (2,059)       (1,645)
      Prepaid expenses..............................     (1,143)         (252)
      Accounts payable..............................      3,098        (6,445)
      Accrued expenses..............................     (2,215)         (748)
      U.S. and foreign income taxes.................       (141)          (34)
      Other.........................................         33          (101)
Net cash used in operations.........................     (2,053)       (1,905)

CASH FLOWS FROM INVESTING AND OTHER ACTIVITIES:
Plant and equipment additions.......................     (1,948)         (413)
Proceeds from sale of property, plant, and
  equipment.........................................         60             8
Net cash used in investing and other activities.....     (1,888)         (405)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in term debt....................        310          (595)
Increase (decrease) notes payable, banks............        236        (1,998)
Treasury stock, net.................................        168           148
Preferred stock dividends...........................       (401)         (411)

Net cash provided by (used in) financing
  activities........................................        313        (2,856)

EFFECT OF TRANSLATION ADJUSTMENT ON CASH............         14            (1)

CASH AND CASH EQUIVALENTS:
Decrease in cash....................................     (3,614)       (5,167)
Beginning of year...................................      3,933         9,097
End of period.......................................    $   319      $  3,930

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The loss for the fiscal first quarter was very much in line with our previously announced expectations; and we continue to expect, for the fiscal year as a whole, to deliver improved results as have been achieved in each of the past two years despite softness in industry pricing during those periods.

SALES:   Sales for the first quarter were $45,845,000, reflecting the typical seasonal downturn from the previous quarter's sales of $59,059,000. Sales of $45,236,000 were recorded in the comparable period of 1994.

EARNINGS: The Company incurred a first quarter net loss of $1,363,000, or $0.22 per share, compared to a net loss of $13,261,000, or $1.76 per share, in the year-ago period. The prior year amount included the cumulative effect of adopting Statement of Financial Accounting Standards (SFAS)
No. 106 governing accounting for nonpension retiree benefit costs of $13,416,000, which offset a $155,000 profit from operations equal to a loss of $0.03 on a per share basis after allowance for preferred stock dividends.

COSTS AND EXPENSES:   Cost of goods sold as a percent of sales for the
three-month period increased, relative to 1994, due primarily to costs associated with realignment of the Fort Wayne manufacturing facility, increased engineering expenses related to value engineering design efforts, as well as new product development, and a continuation of soft pricing in the industry. Selling, general, and administrative expenses were 1.2% to sales higher than the comparable 1994 period. Interest expense was slightly higher than the prior year due to higher interest rates offset in
part by a lower level of debt outstanding during the 1995 quarter.   A
weakening of the U.S. dollar resulted in foreign currency exchange gains of $178,000 for the quarter versus losses of $64,000 in the comparable prior year period.

OTHER:   Cash used in operations for the quarter ended February 28, 1995 was
$2,053,000 versus $1,905,000 used in the prior year first quarter. We expect improvement in operating cash flow as we move out of the seasonal slow period.

Net cash used in investing and other activities was $1,888,000 in 1995, primarily for capital expenditures, designed to reduce costs and enhance
quality, in three of the Company's manufacturing operations.   The net cash
used in investing and other activities in the 1994 first quarter of $405,000 was also primarily for capital expenditures.

Net cash provided from financing activities of $313,000, primarily resulted from increases in short-term obligations and a reduction in treasury stock, offset in part by payment of preferred stock dividends.

DIVIDENDS:   No cash dividends on common stock were declared during the period.

OTHER DEVELOPMENTS: The quarter's results were anticipated as we planned to take advantage of the seasonal downturn by shutting down the Fort Wayne plant and completing a rearrangement to streamline the manufacturing process and to achieve a sustainable improvement in our cost structure. The front-end costs and temporary inefficiencies incurred as a result of this initiative, combined with some continuation of softer pricing, contributed to our unfavorable profit margin comparison with the prior year first quarter. However, we are already experiencing some of the benefits in the form of reduced nonvalue added costs and a 13% improvement in assembly productivity. These improvements will be highly visible during the plant tour following our stockholders' meeting which will be held at our manufacturing facility in Fort Wayne.

Other positive recent developments included the release of the first Tokheim retrofit electronic head for our previous generation TCS dispenser line. The retrofit package offers the option of the Dispenser Payment Terminal (DPT) which allows customers to pay for their gasoline with either cash or credit card at the dispenser. The new electronic head with the DPT also provides an enhanced keyboard, a larger display, and the industry's most secure data encryption standard capability for use of debit cards. A retrofit DPT offering the same advantages was also made available for our long time popular 262A model. There is a significant population of both TCS and 262A dispensers in service, and customers will benefit from the ability to upgrade these with automation capability. Additionally, we have released or are finalizing Beta testing of six major credit network interfaces in our point-of-sale systems with the VeriFone alliance. This is tangible progress toward our objective of 14 major oil networks by mid-year which will give Tokheim one of, if not the, largest major oil jobber networks in the rapidly expanding jobber credit card market which we expect to be a meaningful source of future revenues.

Other product improvements include the Wireless Dispenser Communication System, automated Customer Service enhancements, the new Fuel Point fully automated fuel management system, the quick oil changer, and the new lift-to-start options - all of which will also be on display at the stockholders' meeting.
We look to the proprietary nature of these product developments as a means to strategically differentiate Tokheim from its competitors in the marketplace.

Meanwhile, the value engineering design cost reduction initiative continues to provide opportunities for improving our profit margins. In addition, both a new dispenser quality testing system and a new computer-aided design/computer-aided manufacturing (CAD/CAM) system were partially implemented during the 1995 first quarter. These initiatives and other corporate objectives outlined in the recent annual report are directed at achieving reduced manufacturing cost and improved market share for the remainder of 1995 and beyond.

We look forward to outlining our 1995 objectives for our stockholders at the annual stockholders' meeting to be held on April 12, 1995 in the Tokheim Employees' Clubhouse which is adjacent to our primary manufacturing facility in Fort Wayne.

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



	                                  			  TOKHEIM CORPORATION
                            				       -------------------------




Date:    April 11, 1995                 Douglas K. Pinner
       ------------------              -------------------------
                                   					President and Chief
                                    				Executive Officer





Date:    April 11, 1995                 Jess B. Ford
       ------------------              -------------------------
                                   					Vice President, Finance, Secretary,
                                   					and Chief Financial Officer

                      	   TOKHEIM CORPORATION AND SUBSIDIARIES
                     	     EXHIBIT (11) - EARNINGS PER SHARE
                           			FOR THE THREE MONTH PERIODS
                     ENDED FEBRUARY 28, 1995 AND FEBRUARY 28, 1994


Primary earnings per share are based on the weighted average number of shares outstanding during each year and the assumed exercise of dilutive employees' stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock.

The following table presents information necessary to calculate earnings per share for the quarters ended February 28, 1995 and February 28, 1994:

	                                                  						    PRIMARY
                                           						   --------------------------
                                           					      1995            1994
                                           						   --------------------------
Shares outstanding (in thousands):
  Weighted average outstanding...................     7,852            7,755
  Share equivalents..............................        --               --
  Adjusted outstanding...........................     7,852            7,755
Net loss per common share:
  Earnings (loss) before cumulative effect of
    change in method of accounting for post-
    retirement benefits other than pensions......   $(1,363)        $    155
  Cumulative effect of change in method of
    accounting for postretirement benefits
    other than pensions..........................        --          (13,416)
  Net Loss.......................................    (1,363)         (13,261)
  Less preferred stock dividend..................       401              411
Loss applicable to common stock..................   $(1,764)        $(13,672)

Loss per common share:
  Loss before cumulative effect of change
    in method of accounting for post-
    retirement benefits other than pensions......   $ (0.22)        $  (0.03)
  Cumulative effect of change in method of
    accounting for postretirement benefits
    other than pensions..........................        --            (1.73)
  Net loss per common share......................   $ (0.22)        $  (1.76)

                 		   TOKHEIM CORPORATION AND SUBSIDIARIES
                		     EXHIBIT (11) - EARNINGS PER SHARE
                       			FOR THE THREE MONTH PERIODS
                 ENDED FEBRUARY 28, 1995 AND FEBRUARY 28, 1994

For financial reporting purposes, the loss per share, assuming full dilution, is considered to be the same as primary since the effect of the common stock equivalents would be antidilutive.


                                                    							  FULLY DILUTED
                                              						--------------------------
                                          		  				     1995            1994
                                         						     --------------------------
Shares outstanding (in thousands):
  Weighted average outstanding...................      7,852           7,755
  Share equivalents..............................         32              93
  Weighted conversion of preferred stock  .......      1,631           1,171
  Adjusted outstanding...........................      9,515           9,019
Net loss per common share:
  Earnings (loss) before cumulative effect of
    change in method of accounting for post-
    retirement benefits other than pensions......   $ (1,363)       $    155
  Cumulative effect of change in method of
    accounting for postretirement benefits
    other than pensions..........................         --         (13,416)
  Net Loss.......................................     (1,363)        (13,261)
  Less preferred stock dividend..................        401             411
Loss applicable to common stock..................   $ (1,764)       $(13,672)

Loss per common share:
  Loss before cumulative effect of change
    in method of accounting for post-
    retirement benefits other than pensions......   $  (0.19)       $  (0.03)
  Cumulative effect of change in method of
    accounting for postretirement benefits
    other than pensions..........................         --           (1.49)
  Net loss per common share......................   $  (0.19)       $  (1.52)