Form 10-Q
period 1995-05-31
TOKHEIM CORP
filed 1995-07-14
CIK 98559

                                        July 14, 1995



Securities & Exchange Commission
Division of Corporate Finance
500 North Capitol Street
Washington, D.C.  20549

Gentlemen:

Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, enclosed is Tokheim's Form 10-Q for the period ended May 31, 1995.

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

For the quarterly period ended         May 31, 1995
                                 ------------------------
Commission File Number 1-6018
                       ------
                             TOKHEIM CORPORATION
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)


           INDIANA                                      35-0712500
- -------------------------------                     -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


  10501 CORPORATE DR., FORT WAYNE, IN                         46845
- ----------------------------------------                    ---------
(Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number including area code)  (219) 470-4600
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

Yes  X    No
    ---      ---

As of May 31, 1995, 7,901,775 shares of voting common stock were outstanding.

In addition, 816,027 shares of convertible preferred stock were held by the Retirement Savings Plan for Employees of Tokheim Corporation and Subsidiaries.

The exhibit index is located on page 7.

                     PART I.  FINANCIAL INFORMATION

                           TOKHEIM CORPORATION


ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(AMOUNTS IN THOUSANDS EXCEPT AMOUNTS PER SHARE)

                                              Three Months Ended      Six Months Ended
                                             --------------------    -------------------
                                               May 31,   May 31,      May 31,    May 31,
                                                 1995      1994        1995       1994
                                             ---------- ---------    --------  ---------
NET SALES. . . . . . . . . . . . . . . . .   $54,127     $49,908     $99,972    $ 95,144
Cost of sales, exclusive of items
  listed below.. . . . . . . . . . . . . .    40,554      37,246      76,967      71,759
Selling, general, and administrative
  expenses. . . . . . . . . . . . . . . . .   10,689       9,497      19,867      18,003
Depreciation and amortization . . . . . . .    1,167       1,155       2,327       2,341
Interest expense (net of interest income
  of $60 and $107 in 1995 and $51 and
  $139 in 1994 for the three-month and
  six-month periods, respectively) . . . .       799         651       1,459       1,281
Foreign currency gains (losses). . . . . .        (1)        117         177          53
Other expense, net. . . . . . . . . . . . .     (302)       (107)       (428)       (247)
Earnings (loss) before income taxes and
   cumulative effect of change in
   method of accounting . . . . . . . . . .      615       1,369        (899)      1,566
Income taxes. . . . . . . . . . . . . . . .       89         218         (62)        260
Earnings (loss) before cumulative effect
  of change in method of accounting . . . .      526       1,151        (837)      1,306
Cumulative effect of change in method of
  accounting for postretirement benefits
  other than pensions . . . . . . . . . . .       --          --          --     (13,416)
NET EARNINGS (LOSS) . . . . . . . . . . . .  $   526     $ 1,151     $  (837)   $(12,110)

Preferred stock dividends . . . . . . . . .  $   395     $   403     $   796    $    814

Net earnings (loss) applicable to
  common stock. . . . . . . . . . . . . . .  $   131     $   748     $(1,633)   $(12,924)

Earnings (loss) per common share:
  Primary:
    Before cumulative effect of change
      in method of accounting . . . . . . .  $  0.02     $  0.10     $ (0.21)   $   0.06
    Cumulative effect of change in
      method of accounting. . . . . . . . .       --          --          --       (1.73)
    Net earnings (loss) . . . . . . . . . .  $  0.02     $  0.10     $ (0.21)   $  (1.67)
    Weighted average shares outstanding . .    7,904       7,863       7,864       7,775
  Fully Diluted:
    Before cumulative effect of change
      in method of accounting . . . . . . .  $  0.01     $  0.08     $ (0.21)   $   0.06
    Cumulative effect of change in method
      of accounting . . . . . . . . . . . .       --          --          --       (1.73)
    Net earnings (loss) . . . . . . . . . .  $  0.01     $  0.08     $ (0.21)   $  (1.67)
  Weighted average shares outstanding . . .    9,659       9,103       7,864       7,775

                                      -2-
/TABLE

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly its financial position as of May 31, 1995 and the results of operations and cash flows for the three-month and six-month periods ended May 31, 1995 and 1994.

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

CONSOLIDATED CONDENSED BALANCE SHEET
(IN THOUSANDS)

                                                        May 31,     November 30,
                                                         1995           1994
ASSETS                                                 --------     ------------
Current assets:
Cash and cash equivalents . . . . . . . . .  . . .      $  2,393     $  3,933
Receivables, net . . . . . . . . . . . . . . . . .        39,669       38,812
Inventories:
   Raw materials and supplies. . . . . . . . . . .         7,594        7,697
   Work in process . . . . . . . . . . . . . . . .        26,417       25,675
   Finished goods. . . . . . . . . . . . . . . . .         6,829        4,729
                                                          40,840       38,101
   Less amount necessary to reduce certain
     inventories to LIFO method. . . . . . . . . .         3,087        2,746
                                                          37,753       35,355
Prepaid expenses . . . . . . . . . . . . . . . . .         3,590        2,308
Total current assets . . . . . . . . . . . . . . .        83,405       80,408
Property, plant, and equipment, net. . . . . . . .        29,228       27,425
Other assets and deferred charges. . . . . . . . .         5,724        5,672
Total assets . . . . . . . . . . . . . . . . . . .      $118,357     $113,505


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt . . . . . . .      $  1,243     $  1,248
Notes payable, banks . . . . . . . . . . . . . . .         2,554        1,661
Accounts payable . . . . . . . . . . . . . . . . .        20,894       16,215
Accrued expenses . . . . . . . . . . . . . . . . .        15,631       16,990
Total current liabilities. . . . . . . . . . . . .        40,322       36,114
Long-term debt . . . . . . . . . . . . . . . . . .        20,481       18,941
Guaranteed Employees' Stock Ownership
   Plan obligation . . . . . . . . . . . . . . . .        15,566       16,975
Postretirement benefit liability . . . . . . . . .        13,860       13,512
Minimum pension liability. . . . . . . . . . . . .         2,651        1,906
Other long-term liabilities. . . . . . . . . . . .           110          150
Deferred income taxes. . . . . . . . . . . . . . .           705          791
                                                          93,695       88,389

Redeemable convertible preferred stock . . . . . .        24,000       24,000
Guaranteed Employees' Stock Ownership
   Plan obligation . . . . . . . . . . . . . . . .       (14,780)     (15,733)
Treasury stock, at cost. . . . . . . . . . . . . .        (3,599)      (3,262)
                                                           5,621        5,005
Common stock . . . . . . . . . . . . . . . . . . .        19,410       19,410
Guaranteed Employees' Stock Ownership
   Plan obligation . . . . . . . . . . . . . . . .          (786)      (1,242)
Minimum pension liability. . . . . . . . . . . . .        (2,651)      (1,906)
Foreign currency translation adjustments . . . . .        (3,214)      (3,543)
Retained earnings. . . . . . . . . . . . . . . . .         7,129        9,279
                                                          19,888       21,998
Treasury stock, at cost. . . . . . . . . . . . . .          (847)      (1,887)
                                                          19,041       20,111
Total liabilities and stockholders' equity . . . .      $118,357     $113,505

CONSOLIDATED CONDENSED
STATEMENT OF CASH FLOWS
(IN THOUSANDS)                                               Six Months Ended
                                                          ----------------------
                                                           May 31,      May 31,
                                                            1995         1994
                                                          ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . .      $  (837)    $(12,110)
Adjustments to reconcile net loss to net cash
  provided by (used in) operations:
    Cumulative effect of change in method of
      accounting for postretirement benefits
      other than pensions . . . . . . . . . . . . . .           --       13,416
    Depreciation and amortization . . . . . . . . . .        2,327        2,341
    (Gain) loss on sale of property, plant, and
      equipment . . . . . . . . . . . . . . . . . . .          (73)           9
    Deferred income taxes . . . . . . . . . . . . . .         (151)         (85)
    Changes in assets and liabilities:
     Receivables, net . . . . . . . . . . . . . . . .          399        4,973
     Inventories. . . . . . . . . . . . . . . . . . .       (2,168)      (4,067)
     Prepaid expenses . . . . . . . . . . . . . . . .       (1,254)          71
     Accounts payable . . . . . . . . . . . . . . . .        3,355       (5,540)
     Accrued expenses . . . . . . . . . . . . . . . .       (1,206)        (346)
     U.S. and foreign income taxes. . . . . . . . . .           35            8
     Other. . . . . . . . . . . . . . . . . . . . . .          (21)        (466)
Net cash provided by (used) in operations . . . . . .          406       (1,796)

CASH FLOWS FROM INVESTING AND OTHER ACTIVITIES:
Plant and equipment additions . . . . . . . . . . . .       (3,613)        (827)
Proceeds from sale of property, plant, and
   equipment. . . . . . . . . . . . . . . . . . . . .          106          137
Net cash used in investing and other activities . . .       (3,507)        (690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in term debt. . . . . . . . . . .        1,379       (1,639)
Increase (decrease) notes payable, banks. . . . . . .          712       (2,074)
Treasury stock, net . . . . . . . . . . . . . . . . .          185          492
Preferred stock dividends . . . . . . . . . . . . . .         (796)        (814)

Net cash provided by (used in) financing
   activities . . . . . . . . . . . . . . . . . . . .        1,480       (4,035)

EFFECT OF TRANSLATION ADJUSTMENT ON CASH. . . . . . .           81          222

CASH AND CASH EQUIVALENTS:
Decrease in cash. . . . . . . . . . . . . . . . . . .       (1,540)      (6,299)
Beginning of year . . . . . . . . . . . . . . . . . .        3,933        9,097
End of period . . . . . . . . . . . . . . . . . . . .     $  2,393     $  2,798

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
         RESULTS OF OPERATIONS

Sales for the second quarter reflected an 8.5% increase over those recorded in the same quarter in the prior year with domestic sales up 4.8% and international sales up 14.4%. Earnings, however, fell short of the prior year level as discussed below.

SALES: Consolidated sales for the fiscal 1995 second quarter were $54,127,000 versus sales of $49,908,000 reported in the comparable period in 1994. Second quarter sales were 18.0% over the $45,845,000 reported in the fiscal 1995 first quarter. Sales of $99,972,000 for the first six months were up 5.0% over sales of $95,144,000 reported in the same period last year.

EARNINGS: Consolidated net earnings in the fiscal 1995 second quarter were $526,000, or $0.02 per share on a primary basis, compared to earnings of $1,151,000, or $0.10 per share, reported in the previous year's second quarter. A net loss of $837,000, or $0.21 per share on a primary basis, was reported for the first six months of 1995 compared to a net loss of $12,110,000, or $1.67 per share, incurred for the same period last year. The prior year amount included the cumulative effect of the 1994 first quarter adoption of Statement of Financial Accounting Standards (SFAS) No. 106 governing accounting for nonpension retiree benefit costs of $13,416,000, or $1.73 per share, which offset a profit from operations of $1,306,000, or $0.06 per share.

COSTS AND EXPENSES: Gross margin as a percent of sales was 25.1% compared to 25.3% reported in the fiscal 1994 second quarter. Selling, General, and Administrative expenses were 19.7% of sales versus 19.0% in the prior year. Interest expense was $148,000 above the prior year due to higher interest rates.

OTHER: Cash provided from operations for the six-month period ended May 31, 1995 was $406,000 versus a deficit of $1,796,000 in the prior year's second quarter. The improvement relative to the prior year resulted from the higher sales level and higher inventory turns.

Funds used in investing and other activities were $3,507,000 in 1995, representing $3,613,000 in capital expenditures less $106,000 in proceeds from the sale of equipment. Cash used in investing and other activities in the 1994 second quarter was $690,000 reflecting capital expenditures of $827,000 offset by proceeds from the sale of equipment of $137,000. The increased level of capital expenditures is in accordance with the Company s plan to enhance its manufacturing, quality, and engineering capabilities through a relayout of the Fort Wayne plant, state of the art test equipment, and a new CAD/CAM system.

Cash generated from financing activities of $1,480,000 principally represented increases in debt less preferred stock dividend payments. In the prior year, cash used in financing activities was $4,035,000 primarily due to debt reduction.

DIVIDENDS:  No cash dividends on common stock were declared during the period.

OTHER DEVELOPMENTS: Although revenues were ahead of last year, and were more sharply ahead of those recorded in the 1995 first quarter, profits were impacted primarily by continued price competition, one-time costs incurred in connection with rationalization in our foreign operations, higher selling and administrative expenses, and increased engineering expenses. The increase in engineering expenses along with the sharp increase in capital expenditures are actually investments in the future. The increase in engineering expenses has resulted in our completing the release of several important dispenser product developments and the rollout of several major oil credit card network interfaces. In addition, we are making progress toward completion of a new dispenser to be released later this year. The capital investment in our new CAD/CAM system has resulted in a reduction in product development time such that aggressive project schedules are consistently being met. Reductions in selling and administrative expenses are being put into place for the second half of the year, both domestically and through a repositioning of some of our foreign operations.

We expect improved results for the second half of the year to be derived from stronger industry sales demand, the beginning financial effect of restructuring some of our foreign operations, reductions in our unit manufacturing costs, and selling and administrative cost reductions. For the year as a whole, we continue to expect a level of profitability which would again show significant improvement over the prior year marking the third consecutive year of such tangible improvement.

The Annual Meeting of Stockholders was held on April 12, 1995. Accomplishments toward 1994 objectives were reviewed, and objectives for the 1995 fiscal year were discussed.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits:
       (11) Details supporting the computation of primary and fully diluted earnings per share.

  (b)  Reports on Form 8-K - None.

                                   SIGNATURES




  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           TOKHEIM CORPORATION
                                          --------------------------------------




  Date    July 14, 1995                    DOUGLAS K. PINNER
        _________________                 --------------------------------------
                                           President and Chief Executive Officer





  Date    July 14, 1995                    JESS B. FORD
        -----------------                 --------------------------------------
                                           Vice President, Finance, Secretary,
                                           and Chief Financial Officer

                      TOKHEIM CORPORATION AND SUBSIDIARIES
                       EXHIBIT (11) - EARNINGS PER SHARE
                   FOR THE THREE MONTH AND SIX MONTH PERIODS
                       ENDED MAY 31,1995 and MAY 31, 1994


  Primary earnings per share are based on the weighted average number of shares outstanding during each year and the assumed exercise of dilutive employees' stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock.

  The following table presents information necessary to calculate earnings per share for the three month and six month periods ended May 31, 1995 and May 31, 1994:

                                                             PRIMARY
                                                -----------------------------------
                                                Three Months Ended Six Months Ended
                                                 May 31,  May 31,  May 31,  May 31,
                                                   1995     1994     1995     1994
                                                --------  -------  -------  -------
Shares outstanding (in thousands):
    Weighted average outstanding. . . . . . .      7,877    7,790    7,864     7,775
    Share equivalents . . . . . . . . . . . .         27       73       --        --
    Adjusted outstanding. . . . . . . . . . .      7,904    7,863    7,864     7,775
  Net earnings (loss):
    Before cumulative effect of change
      in method of accounting . . . . . . . .      $ 526   $1,151  $  (837)$   1,306
    Cumulative effect of change in method of
      accounting for postretirement benefits
      other than pensions . . . . . . . . . .         --       --       --   (13,416)
    Net earnings (loss) . . . . . . . . . . .        526    1,151     (837)  (12,110)
    Less preferred stock dividend . . . . . .        395      403      796       814
  Earnings (loss) applicable to
    common stock. . . . . . . . . . . . . . .      $ 131   $  748  $(1,633) $(12,924)

  Net earnings (loss) per common share:
    Before cumulative effect of
      change in method of accounting. . . . .      $0.02   $ 0.10  $(0.21)  $   0.06
    Cumulative effect of change in method
      of accounting for postretirement
      benefits other than pensions. . . . . .         --       --      --      (1.73)
    Net earnings (loss) per common share. . .      $0.02   $ 0.10  $(0.21)  $  (1.67)

                     TOKHEIM CORPORATION AND SUBSIDIARIES
                      EXHIBIT (11) - EARNINGS PER SHARE
                  FOR THE THREE MONTH AND SIX MONTH PERIODS
                     ENDED MAY 31, 1995, AND MAY 31, 1994


  For financial reporting purposes, the loss per share, assuming full dilution, is considered to be the same as primary since the effect of the common stock equivalents would be antidilutive.

                                                          FULLY DILUTED
                                               -----------------------------------
                                               Three Months Ended Six Months Ended
                                                 May 31,  May 31,  May 31,  May 31,
                                                   1995     1994     1995     1994
                                               ---------  -------  -------  -------
  Shares outstanding (in thousands):
    Weighted average outstanding. . . . . . .     7,877      7,790    7,864      7,775
    Share equivalents . . . . . . . . . . . .        33         77       33         81
    Weighted conversion of preferred stock. .     1,749      1,236    1,693      1,221
    Adjusted outstanding. . . . . . . . . . .     9,659      9,103    9,590      9,077
  Net earnings (loss):
    Before cumulative effect of change
      in method of accounting . . . . . . . .    $  526     $1,151   $ (837)$    1,306
    Cumulative effect of change in method of
      accounting for postretirement benefits
      other than pensions . . . . . . . . . .        --         --        --   (13,416)
    Net earnings (loss) . . . . . . . . . . .       526      1,151      (837)  (12,110)
    Less preferred stock dividend . . . . . .       395        403       796       814
  Earnings (loss) applicable to common
    stock . . . . . . . . . . . . . . . . . .     $ 131     $  748   $(1,633) $(12,924)

  Net earnings (loss) per common share:
    Before cumulative effect of change
      in method of accounting . . . . . . . .     $0.01     $ 0.08   $ (0.17)  $  0.05
    Cumulative effect of change in method of
      accounting for postretirement benefits
      other than pensions . . . . . . . . . .        --         --        --     (1.48)
    Net earnings (loss) per common share. . .     $0.01     $ 0.08   $ (0.17)  $ (1.43)