Form 10-Q
period 1995-08-31
TOKHEIM CORP
filed 1995-10-10
CIK 98559

October 6, 1995



Securities & Exchange Commission
Division of Corporate Finance
500 North Capitol Street
Washington, D.C.  20549

Gentlemen:

Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, enclosed is Tokheim's Form 10-Q for the period ended August 31, 1995.

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

For the quarterly period ended             August 31, 1995
                                       ----------------------

Commission File Number 1-6018
                       ------
                                 TOKHEIM CORPORATION
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)


          INDIANA                                           35-0712500
-------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


   10501 CORPORATE DR., FORT WAYNE, IN                        46845
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number including area code)  (219) 470-4600
                                                     --------------

                                NOT APPLICABLE
--------------------------------------------------------------------------
(Former name, former address, and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

As of August 31, 1995, 7,933,881 shares of voting common stock were outstanding.

In addition, 809,536 shares of convertible preferred stock were held by the Retirement Savings Plan for Employees of Tokheim Corporation and Subsidiaries.

The exhibit index is located on page 8.

                       PART I.  FINANCIAL INFORMATION

                             TOKHEIM CORPORATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(AMOUNTS IN THOUSANDS EXCEPT AMOUNTS PER SHARE)

                                           Three Months Ended     Nine Months Ended
                                          August 31, August 31, August 31, August 31,
                                              1995      1994        1995      1994
                                          ---------- ---------- ---------- ----------
NET SALES. . . . . . . . . . . . . . . .    $52,935    $47,931   $152,907   $143,075
Cost of sales, exclusive of items
 listed below. . . . . . . . . . . . . .     40,577     37,610    117,544    109,367
Selling, general, and administrative
 expenses. . . . . . . . . . . . . . . .     10,031      9,778     29,899     27,781
Depreciation and amortization. . . . . .      1,165      1,129      3,492      3,470
Other operating expenses . . . . . . . .        473         --        473         --
Interest expense (net of interest
  income of $75 and $182 in 1995 and $53
  and $192 in 1994 for the three-month
  and nine-month periods, respectively).        695        609      2,155      1,890
Foreign currency gains (losses). . . . .       (227)        95        (50)       148
Other expense, net . . . . . . . . . . .       (615)      (158)    (1,040)      (407)
Earnings (loss) before income taxes and
   cumulative effect of change in
   method of accounting. . . . . . . . .       (848)    (1,258)    (1,746)       308
Income taxes . . . . . . . . . . . . . .         93        215         32        475
Loss before cumulative effect
  of change in method of accounting. . .       (941)    (1,473)    (1,778)      (167)
Cumulative effect of change in method of
  accounting for postretirement benefits
  other than pensions. . . . . . . . . .         --         --         --    (13,416)
NET LOSS . . . . . . . . . . . . . . . .    $  (941)   $(1,473)   $(1,778)  $(13,583)

Preferred stock dividends. . . . . . . .    $   392    $   401    $ 1,188   $  1,215
Net loss applicable to common stock. . .    $(1,333)   $(1,874)   $(2,966)  $(14,798)

Loss per common share:
  Primary:
    Before cumulative effect of
      change in method of accounting . .    $ (0.17)   $ (0.24)   $ (0.38)  $  (0.18)
    Cumulative effect of change in
      method of accounting . . . . . . .         --         --         --      (1.72)
    Net loss . . . . . . . . . . . . . .    $ (0.17)   $ (0.24)   $ (0.38)  $  (1.90)
    Weighted average shares outstanding       7,913      7,823      7,880      7,790

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly its financial position as of August 31, 1995 and the results of operations and cash flows for the three-month periods and nine-month periods ended August 31, 1995 and 1994.

Amounts for interim periods are unaudited. Amounts for the year ended November 30, 1994 were derived from audited financial statements included in the 1994 Annual Report to Stockholders.

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

CONSOLIDATED CONDENSED BALANCE SHEET
(IN THOUSANDS)

                                          August 31,        November 30,
                                             1995              1994
ASSETS                                   ------------       ------------
Current assets:
Cash and short-term investments . . . . .  $  1,705           $  3,933
Receivables, net. . . . . . . . . . . . .    35,194             38,812
Inventories:
   Raw materials and supplies . . . . . .     8,642              7,697
   Work in process. . . . . . . . . . . .    27,281             25,675
   Finished goods . . . . . . . . . . . .     6,370              4,729
                                             42,293             38,101
   Less amount necessary to reduce
     certain inventories to LIFO method .     3,016              2,746
                                             39,277             35,355
Prepaid expenses. . . . . . . . . . . . .     3,693              2,308
Total current assets. . . . . . . . . . .    79,869             80,408
Property, plant, and equipment, net . . .    28,701             27,425
Other assets and deferred charges . . . .     5,851              5,672
Total assets. . . . . . . . . . . . . . .  $114,421           $113,505


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt. . .  $  1,163           $  1,248
Notes payable, banks. . . . . . . . . . .     3,093              1,661
Accounts payable. . . . . . . . . . . . .    16,880             16,215
Accrued expenses. . . . . . . . . . . . .    16,349             16,990
Total current liabilities . . . . . . . .    37,485             36,114
Long-term debt. . . . . . . . . . . . . .    20,445             18,941
Guaranteed Employees' Stock Ownership
   Plan obligation. . . . . . . . . . . .    15,076             16,975
Postretirement benefit liability. . . . .    13,995             13,512
Minimum pension liability . . . . . . . .     2,651              1,906
Other long-term liabilities . . . . . . .       110                150
Deferred income taxes . . . . . . . . . .       698                791
                                             90,460             88,389

Redeemable convertible preferred stock. .    24,000             24,000
Guaranteed Employees' Stock Ownership
   Plan obligation. . . . . . . . . . . .   (14,289)           (15,733)
Treasury stock, at cost . . . . . . . . .    (3,762)            (3,262)
                                              5,949              5,005
Common stock. . . . . . . . . . . . . . .    19,409             19,410
Guaranteed Employees' Stock Ownership
   Plan obligation. . . . . . . . . . . .      (787)            (1,242)
Minimum pension liability . . . . . . . .    (2,651)            (1,906)
Foreign currency translation adjustments.    (3,163)            (3,543)
Retained earnings . . . . . . . . . . . .     5,480              9,279
                                             18,288             21,998
Treasury stock, at cost . . . . . . . . .      (276)            (1,887)
                                             18,012             20,111
Total liabilities and stockholders'
   equity . . . . . . . . . . . . . . . .  $114,421           $113,505

CONSOLIDATED CONDENSED
STATEMENT OF CASH FLOWS
(IN THOUSANDS)
                                                            Nine Months Ended
                                                       -------------------------
                                                       August 31,     August 31,
                                                          1995          1994
                                                       -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . .      $(1,778)      $(13,583)
Adjustments to reconcile net loss to net cash
  provided by (used in) operations:
    Cumulative effect of change in method of
      accounting for postretirement benefits
      other than pensions . . . . . . . . . . . . .           --         13,416
    Depreciation and amortization . . . . . . . . .        3,492          3,470
    (Gain) loss on sale of property, plant, and
      equipment . . . . . . . . . . . . . . . . . .          (82)             1
    Deferred income taxes . . . . . . . . . . . . .         (135)           (85)
    Changes in assets and liabilities:
          Receivables, net. . . . . . . . . . . . .        4,370          6,204
          Inventories . . . . . . . . . . . . . . .       (3,822)        (4,592)
          Prepaid expenses. . . . . . . . . . . . .       (1,387)            66
          Accounts payable. . . . . . . . . . . . .          (55)        (5,431)
          Accrued expenses. . . . . . . . . . . . .         (125)         1,397
          U.S. and foreign income taxes . . . . . .         (148)          (142)
          Other . . . . . . . . . . . . . . . . . .         (367)          (582)
Net cash provided by (used in) operations . . . . .          (37)           139

CASH FLOWS FROM INVESTING AND OTHER ACTIVITIES:
Plant and equipment additions . . . . . . . . . . .       (4,205)        (1,631)
Proceeds from sale of property, plant, and
   equipment. . . . . . . . . . . . . . . . . . . .          130            158
Net cash used in investing and other activities . .       (4,075)        (1,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in term debt. . . . . . . . . .        1,369        (3,797)
Increase (decrease) notes payable, banks. . . . . .        1,314          (163)
Net proceeds from issuance of common stock. . . . .           --            49
Treasury stock, net . . . . . . . . . . . . . . . .          279           550
Preferred stock dividends . . . . . . . . . . . . .       (1,188)       (1,215)

Net cash provided by (used in) financing
   activities . . . . . . . . . . . . . . . . . . .        1,774        (4,576)

EFFECT OF TRANSLATION ADJUSTMENT ON CASH. . . . . .          110           128

CASH AND CASH EQUIVALENTS:
Decrease in cash. . . . . . . . . . . . . . . . . .       (2,228)       (5,782)
Beginning of year . . . . . . . . . . . . . . . . .        3,933         9,097
End of period . . . . . . . . . . . . . . . . . . .     $  1,705      $  3,315

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales gains and margin improvements in the fiscal 1995 third quarter over the prior- year period combined to bring about an improvement in comparative operating results in spite of over $1 million of unusual operating costs incurred during the quarter.

SALES: Consolidated sales for the fiscal 1995 third quarter were $52,935,000, an increase of 10% from sales of $47,931,000 reported in the comparable period in 1994. Sales of $152,907,000 for the first nine months were up 7% from sales of $143,075,000 reported in the same period last year and a record level from continuing operations for the Company.

EARNINGS: The consolidated net loss for the fiscal 1995 third quarter narrowed to $941,000, or $0.17 per share, compared to a loss of $1,473,000, or $0.24 per share, reported in the previous year's third quarter. Nine months consolidated loss was $1,778,000, or $0.38 per share, compared to a loss of $13,583,000, or $1.90 per share, for the same period last year. Last year's results included a charge associated with the cumulative effect of the first quarter adoption of Statement of Financial Accounting Standards (SFAS) No. 106 governing accounting for nonpension retiree benefit costs amounting to $13,416,000, or $1.72 per share.

COSTS AND EXPENSES: Gross margin as a percent of sales improved to 23.3%, up from 21.5% reported in the fiscal 1994 third quarter, due to the combined effect of reduced costs and improved product mix. Selling, general, and administrative expenses decreased as a percent of sales to 18.9% from 20.4% of sales in the prior year s third quarter. Other operating expenses of $0.5 million reflect costs incurred in connection with developing and implementing a plan to improve the earnings potential of the Company's international operations. Interest expense was higher than the prior year due to higher interest rates. Foreign currency losses were higher due to an allowance for unrealized exchange losses relating to the effect of the recent strengthening of the dollar against European currencies on intercompany trade payables balances, which offset similar gains recorded earlier in the year on weakness in the dollar. The increase in other expense is due to approximately $0.3 million of severance and outplacement costs incurred in connection with manpower reductions in the U.S. operations and approximately $0.2 million for settlement of a lawsuit.

OTHER: Cash flow from operations was a deficit of $37,000 in the period ended August 31, 1995 versus a positive cash flow of $139,000 in the same period last year.

Funds used in investing and other activities were $4,075,000 in 1995 representing $4,205,000 in capital expenditures less $130,000 of proceeds from the sale of equipment. Cash used in investing and other activities in the 1994 nine-month period was $1,473,000 reflecting $1,631,000 in capital expenditures offset by $158,000 of proceeds from the sale of property, plant, and equipment.

Cash provided from financing activities of $1,774,000 represented increases in debt less preferred stock dividend payments. In the prior year, cash used in financing activities was $4,576,000, primarily representing debt reduction and preferred stock dividend payments.

DIVIDENDS:  No cash dividends on common stock were declared during the period.

OTHER DEVELOPMENTS: In August we announced our plans to seek additional capital to accomplish a significant manufacturing upgrade. This decision was based upon a growing recognition of the need to continue to significantly reduce manufacturing costs in order to improve margins in a fiercely competitive environment. During Tokheim's major 1992-1994 financial restructuring period, which also included raising new equity and divesting noncore businesses, capital spending was deferred as part of a plan designed to reduce debt sufficiently to enable the Company to refinance on a longer-term basis under more favorable terms. Debt was reduced from $85 million to under $40 million and the refinancing was successfully completed last April. However, to accomplish the goals of that plan, we invested less than half of our annual depreciation expense in plant improvement over the past three years. Acknowledging the accumulating need for capital investment, our 1995 plan called for a level of capital expenditures nearly equal to the combined sum of the previous three years to be financed through cash flow. The major projects, which have now been completed, were a new CAD/CAM system to enhance the effectiveness and timeliness of product development initiatives; a new quality testing system to help insure that dispensers leave the factory with zero defects, which will reduce warranty expense; and a realignment of the Fort Wayne plant into a product focus to enhance efficiency and reduce costs. Throughout the past three years, we have labored to utilize our manufacturing resources to their fullest potential. As a result, we have improved our efficiency, increased our productivity, and reduced our costs. But more needs to be done, and we are doing it.

Ultimately, there are only three ways to create value in a company. One is to improve operating profits with the same invested capital as we have accomplished over the past three years. Another is to liquidate capital from business activities not providing adequate returns. This we also accomplished by divesting noncore businesses and selling nonproductive or idle facilities. The third way is to invest new capital in projects that will earn more than the Company's full cost of capital. We are currently on the threshold of this third stage in our value-building strategy. The identified investments will be made throughout 1996 in the core manufacturing processes of fabrication, machining, and painting. The cost of the projects approximates $13 million and, when fully implemented, is expected to generate annual returns which will afford us the potential of a full payback in approximately two years.

The operational turnaround effort which has been focused primarily on the domestic operations during the past three years has now broadened to include our international activities. Essentially, we are taking some of the same actions to improve the earnings potential of our overseas operations that were implemented domestically over the past three years including consolidations, cost-cutting, and redefining the ways in which we do business. Just as these actions helped to substantially cut domestic operating losses and reduce debt by more than 50%, we believe the parallel initiatives in the international operations will produce similarly positive results relative to their overall contributions to the Company today and their importance in future industry growth.

Current order rates, both domestically and internationally, are shaping up well for a strong fourth quarter which we expect will continue to produce results that compare favorably with last year.

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



                                           TOKHEIM CORPORATION
                                           ------------------------------






Date    October 6, 1995                    DOUGLAS K. PINNER
     --------------------                  ------------------------------
                                           President and Chief Executive Officer





Date    October 6, 1995                    JESS B. FORD
     --------------------                  -----------------------------
                                           Vice President, Finance, Secretary,
                                           and Chief Financial Officer

                      TOKHEIM CORPORATION AND SUBSIDIARIES
                        EXHIBIT (11) - EARNINGS PER SHARE
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                   ENDED AUGUST 31, 1995 and AUGUST 31, 1994


Primary earnings per share are based on the weighted average number of shares outstanding during each year and the assumed exercise of dilutive employees' stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock.

The following table presents information necessary to calculate earnings per share for the three month and nine month periods ended August 31, 1995 and August 31, 1994:

                                                             PRIMARY
                                         ------------------------------------------------
                                           Three Months Ended        Nine Months Ended
                                         August 31,  August 31,   August 31,   August 31,
                                             1995       1994         1995         1994
                                         ------------------------------------------------
Shares outstanding (in thousands):
  Weighted average outstanding. . . . .     7,913       7,823        7,880        7,790
  Share equivalents . . . . . . . . . .        --          --           --           --
  Adjusted outstanding. . . . . . . . .     7,913       7,823        7,880        7,790

Net loss:
  Loss before cumulative effect of
    change in method of accounting. . .   $  (941)    $(1,473)     $(1,778)     $  (167)
  Cumulative effect of change in
    method of accounting for
    postretirement benefits
    other than pensions . . . . . . . .        --          --           --      (13,416)
  Net loss. . . . . . . . . . . . . . .      (941)     (1,473)      (1,778)     (13,583)
  Less preferred stock dividend . . . .       392         401        1,188      1,215
Loss applicable to common stock . . . .   $(1,333)    $(1,874)     $(2,966)    $(14,798)

Net loss per common share:
  Loss before cumulative effect of
    change in method of accounting. . .   $ (0.17)    $ (0.24)     $ (0.38)    $  (0.18)
  Cumulative effect of change in
    method of accounting for post-
    retirement benefits other
    than pensions . . . . . . . . . . .        --          --           --        (1.72)
  Net loss per common share . . . . . .   $ (0.17)    $ (0.24)     $ (0.38)    $  (1.90)

                      TOKHEIM CORPORATION AND SUBSIDIARIES
                        EXHIBIT (11) - EARNINGS PER SHARE
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                   ENDED AUGUST 31, 1995, AND AUGUST 31, 1994

For financial reporting purposes, the loss per share, assuming full dilution, is considered to be the same as primary since the effect of the common stock equivalents would be antidilutive.

                                                      FULLY DILUTED
                                          -----------------------------------------------
                                           Three Months Ended         Nine Months Ended
                                          August 31, August 31,     August 31, August 31,
                                             1995       1994           1995       1994
                                          -----------------------------------------------
Shares outstanding (in thousands):
  Weighted average outstanding. . . . .     7,913        7,823          7,880      7,790
  Share equivalents . . . . . . . . . .        16           52             26         71
  Weighted conversion of preferred
    stock . . . . . . . . . . . . . . .     1,905        1,371          1,810      1,280
  Adjusted outstanding. . . . . . . . .     9,834        9,246          9,716      9,141

Net loss:
  Loss before cumulative effect of
    change in method of accounting. . .   $  (941)     $(1,473)       $(1,778)   $  (167)
  Cumulative effect of change in
    method of accounting for post-
    retirement benefits other than
    pensions. . . . . . . . . . . . . .        --           --             --    (13,416)
  Net loss. . . . . . . . . . . . . . .      (941)      (1,473)        (1,778)   (13,583)
  Less preferred stock dividend . . . .       392          401          1,188      1,215
Loss applicable to common stock . . . .   $(1,333)     $(1,874)        (2,966)  $(14,798)

Net loss per common share:
  Loss before cumulative effect of
    change in method of accounting. . .   $ (0.14)     $ (0.20)        $(0.31)  $  (0.15)
  Cumulative effect of change in
    method of accounting for post-
    retirement benefits other than
    pensions. . . . . . . . . . . . . .        --           --             --      (1.47)
  Net loss per common share . . . . . .   $ (0.14)     $ (0.20)       $ (0.31)   $ (1.62)