Form 10-K
period 1995-11-30
TOKHEIM CORP
filed 1996-02-27
CIK 98559

February 23, 1996



Securities and Exchange Commission
Division of Corporate Finance
500 North Capitol Street
Washington, D.C. 20549

Gentlemen:

Pursuant to Section 13 or 15 (d) of the Securities and Exchange Act of 1934, we enclose Form 10-K for the period ended November 30, 1995.

An additional copy has been filed with the New York Stock Exchange.

Sincerely,

TOKHEIM CORPORATION

JOHN A. NEGOVETICH

John A. Negovetich
Vice President and
Chief Financial Officer

Enclosures

pc:     New York Stock Exchange - Division of Stock List
        Fred Axley - McDermott Will & Emery
        Louis Pach - Coopers & Lybrand

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                     FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For fiscal year ended NOVEMBER 30, 1995
     COMMISSION FILE NUMBER 1-6018
                                 TOKHEIM CORPORATION
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)
        INDIANA                                           35-0712500
------------------------                          --------------------------
(State of Incorporation)                          (I.R.S. Employer I.D. No.)

10501 CORPORATE DR., P.O. BOX 360, FORT WAYNE, INDIANA          46801
------------------------------------------------------       ------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code (219) 470-4600
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:
                                                Name of each exchange
   Title of each class                           on which registered
--------------------------                     -----------------------
COMMON STOCK, NO PAR VALUE                     NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section l2(g) of the Act:  NONE
                                                            ------

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

As of February 2, 1996, 7,937,988 shares of voting common stock were outstanding. The aggregate market value of shares held by non-affiliates was $61.1 million (based on the closing price of these shares on the New York Stock Exchange).

In addition, 808,620 shares of convertible preferred stock were held by the Trustee of the Retirement Savings Plan for Employees of Tokheim Corporation and Subsidiaries. The liquidation value is $25 per share with an aggregate liquidation value of $20.2 million. For a complete discussion regarding the attributes of this preferred stock see Item 5 on page 7.

                      DOCUMENTS INCORPORATED BY REFERENCE
                  DOCUMENT                          FORM 10-K
              ---------------                    ---------------
              Proxy Statement                Part  III, Item(s) 10-13

The Table of Contents is located on the following page. The total number of pages is 45. The Exhibit Index is located on Page 39.
                               TOKHEIM CORPORATION
                           1995 FORM 10-K ANNUAL REPORT

                                Table of Contents

                                     PART I
Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . .  3

Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . .  6

Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .  6

Item 4.   Submission of Matters to a Vote of Security Holders . . . . .  6


                                     PART II


Item 5.   Market for the Registrant's Common Equity and
            Related Stockholder Matters . . . . . . . . . . . . . . . .  7

Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . .  7

Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . .  11

Item 8.   Financial Statements and Supplementary Data . . . . . . . . .  14

Item 9.   Disagreements on Accounting and Financial Disclosure. . . . .  36


                                      PART III


Item 10.  Directors and Executive Officers of the Registrant. . . . . .  36

Item 11.  Executive Compensation . . . . . . . . . . . . . .  . . . . .  38

Item 12.  Security Ownership of Certain Beneficial
            Owners and Management . . . . . . . . . . . . . . . . . . .  38

Item 13.  Certain Relationships and Related Transactions. . . . . . . .  38


                                      PART IV

Item l4.  Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . .  39

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

Sales of the Company's products can be affected by a variety of factors, such as environmental regulations, retail petroleum construction, the price of oil, interest rates, weather conditions, political stability in foreign markets, and general economic conditions.

RECENT DEVELOPMENTS

The information that follows should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included elsewhere in this Form 10-K.

The continuing improvement during 1995 in industry demand for petroleum marketing equipment was driven by the development of emerging markets, compliance with U.S. Federal Clean Air Act amendments requiring Stage II vapor recovery, and the desire for increased automation equipment, including dispenser payment terminals and point-of-sale systems. In addition, Tokheim's operating performance continued to benefit from new product introductions, strengthened distribution channels, increased international market penetration, and cost-reduction programs which more than offset price deterioration.

The Board of Directors recently approved capital expenditures of approximately $12.8 million for important improvements in plant productivity and capacity, product design, and quality of both products and processes which should enhance future operating results.

During the year, the Fort Wayne facility achieved a quality milestone - ISO 9000 certification. This was an important accomplishment for the Fort Wayne plant, which now joins the plants in the U.K. and South Africa which are also ISO certified. ISO 9000 will help the Company to continue its expansion into markets recognizing this certification, especially European markets.

In 1995 the Company introduced a number of new products, including the Windows(R) PC-based Columbus point-of-sales (POS) system. In addition, the existing POS system was expanded to include 15 major oil company networks, with plans to expand to 20 networks, covering virtually the entire industry, by the end of 1996. Another significant product introduction in 1995 was the new line of retrofit dispenser heads which enable installed Tokheim equipment to have the same electronics and functionality as our newest designs.

(b)  Financial Information About Business and Geographical Segments:

Financial information about business and geographical segments for the years ended November 30, 1995, 1994, and 1993, is set forth in Item 8 of this Report in Note 12 to the Consolidated Financial Statements captioned "Business and Geographical Segments."

(c)  Narrative Description of Business:

PETROLEUM DISPENSING EQUIPMENT AND SYSTEMS

This market is served by: (a) Tokheim Corporation, United States; Tokheim Europe B.V.,The Netherlands; Tokheim and Gasboy of Canada Limited, Canada; Tokheim GmbH, Germany; Tokheim Limited, The United Kingdom; and Tokheim South Africa (Proprietary) Limited, South Africa, which are involved in the design, manufacture, and marketing of petroleum dispensing equipment and services, point-of-sale systems, card- and cash-activated transaction systems, and commercial dispensers, and (b) Gasboy International, Inc., United States, which designs, manufactures, and distributes petroleum dispensing equipment for the consumer, fleet, and commercial markets. Gasboy also designs and manufactures vehicle fleet management and control systems and point-of-sale terminals for dual purpose, retail, and fleet applications.

In 1995, 1994, and 1993, the petroleum industry accounted for all of the Company's sales. Approximately 85%, 83%, and 81%, respectively, of Company's sales were derived from the sale of service station gasoline dispensers, parts, accessories, and service contracts, which are sold to major oil companies for their own gasoline stations and to independent retail station owners through the Company's distributor and manufacturers' representative organization.

International sales by foreign subsidiaries and exports from the U.S. approximated 43%, 41%, and 42% of consolidated net sales in 1995, 1994, and 1993, respectively. While risks attendant to operations in foreign countries vary widely from country to country, the Company is of the opinion that, considered in the aggregate, the risks attendant to its operations in foreign countries are not significantly greater than the risks attendant to operations in the United States.

Products are distributed in the United States by a sales organization which operates from national account offices, district sales offices, petroleum equipment firms, industrial suppliers, and distributors, in major cities across the United States. In areas outside the United States, product distribution is accomplished by the International Division through foreign subsidiaries, distributors, and special sales representatives. In addition to its widespread sales organization, there are more than 1,400 trained field service representatives acting as independent contractors, many of whom maintain service parts inventory. The Company's Customer Service Division maintains a Help Desk which is open 24 hours a day, 365 days a year for immediate responsiveness to service needs. Additionally, the Customer Service Division maintains a continuing program of service clinics for personnel of customers and distributors, both in the field and at the Company's training centers. The business is somewhat seasonal, primarily relating to the construction season and increased purchase activity by major oil companies toward the end of the calendar year.

The market for these products is highly competitive. The Company and its subsidiaries all compete with a number of companies, some of which have greater sales and assets than the Company. The Company competes domestically against four manufacturers of service station dispensers.

Environmental regulations and service station automation are expected to continue to favorably impact the future growth of the Company's business both domestically and internationally. The Company's belief that environmental regulations will have a favorable impact is based upon experience, analysis, and a study of the proposed Vapor Recovery Market published by an independent consultant to the Company. That study concludes that a significant number of retail service stations across the United States will be impacted by Stage II Vapor Recovery Control regulations effective in stages through 1996. The study further indicates that while the majority of service stations will retrofit existing dispensers, requiring purchase of a retrofit kit from a dispenser manufacturer, a large number of older dispensers will be replaced.

With respect to service station automation, a separate independent study has estimated that approximately 30,000 stations will install point-of-sale systems between 1993 and 1999. It is, therefore, expected that overall market demand may be on the rise throughout this period.

The Company's conclusions regarding international markets arise from its sales experience suggesting that international markets tend to follow the lead of the United States in addressing environmental issues and automation opportunities. Strong demands from emerging markets during the past year is expected to continue into and favorably impact 1996.

The dollar amount of backlog considered to be firm as of the end of fiscal year 1995 was approximately $21.0 million, compared to approximately $16.6 million and $23.0 million at the end of fiscal years 1994 and 1993, respectively. The Company expects that the entire backlog will be filled in fiscal year 1996. Backlog amounts at any fiscal year-end are not an indicator of sales during the forthcoming year. Factors impacting backlog levels at any point in time include such events as the timing of purchases by the major oil companies, announcements of price adjustments, sales promotions, and production delays, which mitigate against comparisons of one period to another.

In fiscal 1995, no one customer accounted for as much as ten percent of the Company's consolidated sales. The principal raw materials essential to the Company's business are flat sheet steel, aluminum, copper tubing, iron castings, and electronic components, all of which are available through several competitive sources of supply.

The Company holds a number of patents, no one of which is considered essential to its overall operations. The Company relies primarily on its engineering, production, marketing, and service capabilities to maintain its established position within the industry it now serves. At November 30, 1995, the Company employed approximately 1,700 persons at its various locations.

NEW PRODUCTS

The Company spent approximately $12.7 million in 1995; $10.2 million in 1994; and $8.6 million in 1993 on activities related to the support and improvement of existing products, manufacturing methods, the development of new products, and other applied research and development. Last year, a major investment was made to upgrade out engineering facility with an advanced CAD/CAM system. Not only was the Company successful in implementing the system, but also in applying it to new product introductions. Research and development projects are evaluated on the basis of cash payback and return on investment.

A number of new products were introduced by the Company during 1995. Major enhancements were made to the POS systems product line including introduction of the Windows(R) PC-based Columbus system, an island payment terminal, a card reader upgrade for the Multi-Modular Dispenser, a retrofit head for Tokheim Convenience Systems, and installation of the Tokheim POS system in 15 major oil company networks by the end of 1995.

Products introduced in the commercial and fleet market segmemtns include ASTRA, a unique electronic commercial dispenser with a remote display designed specifically for the above-ground market; Fuel Point, a fully automated fuel management system which captures vehicle identification and odometer information at the dispenser nozzle; and Oilex, a fully automated oil change device capable of changing the oil in a commercial truck in less than ten minutes through a single connection.

(d)  Financial Information About Foreign and Domestic Operations and Export
     Sales:

Financial information about foreign and domestic operations and export sales for the years ended November 30, 1995, 1994, and 1993 is set forth in Item 8 of this Report in Note 12 to the Consolidated Financial Statements captioned
"Business and Geographical Segments."

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

The Company owns an engineering and design center and corporate office building and an adjacent 116-acre tract of unimproved land located north of Fort Wayne, Indiana. The building in Leiderdorp, The Netherlands, which previously housed a distribution facility, was sold subsequent to November 30, 1995. The Company now leases space in Leiderdorp, The Netherlands, for a sales and technical support facility.

ITEM 3.  LEGAL PROCEEDINGS.

As more fully described in Item 8 of this report in Note 16 to the Consolidated Financial Statements captioned "Contingent Liabilities", the Company is defending various claims and legal actions, including environmental and product liability actions, which are common to its operations. These legal actions primarily involve claims for damages arising out of the Company's manufacturing operations, the use of the Company's products, and allegations of patent infringement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                 PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

The Company's common stock is traded on the New York Stock Exchange under the symbol "TOK". The approximate number of stockholders of the Company's common stock as of November 30, 1995, was 7,000. No dividends were paid on common stock in 1995, 1994, and 1993 in accordance with restrictive covenants under the Company's loan agreement. The high-low sales prices for the Company's common stock are set forth as follows:

                        QUARTERLY HIGH-LOW SHARE PRICES

                                  1995                      1994
                              Share Price                Share Price
          Quarter               High-Low                   High-Low
          -------            -------------             ---------------
             1               9 5/8 - 7 1/4             15 1/8 - 11
             2               9 1/4 - 7 1/2             14     - 11
             3               9     - 6 1/2             12 1/8 -  8 5/8
             4               7 3/4 - 6 3/8              9 5/8 -  8 1/4

In September 1993, the Company issued an additional 1,283,000 shares of common stock through a private placement offering, resulting in net proceeds of approximately $11.5 million.

On July 10, 1989, the Company sold 960,000 shares of convertible cumulative preferred stock to the Trust of the Company's Retirement Savings Plan (RSP) at the liquidation value of $25 per share, or $24 million. The preferred shares have a dividend rate of 7.75%. The Trustee, who holds the preferred shares, may elect to convert each preferred share to one common share in the event of redemption by Tokheim, certain consolidations or mergers of Tokheim, or a redemption by the Trustee which is necessary to provide for distributions under the RSP. A participant may elect to receive a distribution from the RSP in cash or common stock. If redeemed by the Trustee, the Company is responsible for purchasing the preferred shares at the $25 floor value. The Company may elect to pay the redemption price in cash or an equivalent amount of common stock.
At November 30, 1995, the difference between the floor value and the market value of the underlying common stock aggregated $6.7 million.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data is not covered by the Auditor's Report, but should be read in conjunction with the Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial
Condition and Results of Operations."

SELECTED FINANCIAL DATA
TOKHEIM CORPORATION AND SUBSIDIARIES
(Amounts in thousands except amounts per share)

                                                                    1995          1994            1993
                                                                  --------      --------       --------
OPERATING RESULTS:
  Net sales..................................................     $221,573      $202,134       $172,306
  Cost of products sold (2)..................................      167,329       154,652        133,326
  Equity in net loss of unconsolidated affiliate.............           --            --             --
  Earnings (loss) before income taxes, cumulative  effect
    of accounting change, and discontinued operations........        2,915         2,119        (5,745)
  Earnings (loss) before income taxes, cumulative
    effect of accounting change, and discontinued
    operations percent of sales..............................         1.3%          1.0%         (3.3)%
  Income taxes...............................................           39           257            122
  Earnings (loss) before cumulative effect of
    accounting change and discontinued operations............        2,876         1,862        (5,867)
  Cumulative effect of accounting change.....................           --      (13,416)             --
  Earnings (loss) from continuing operations.................        2,876      (11,554)        (5,867)
  Total earnings from discontinued operations................           --            --             --
  Net earnings (loss)........................................        2,876      (11,554)        (5,867)
  Net earnings (loss) percent of sales.......................         1.3%        (5.7)%         (3.4)%
  Dividends paid common......................................           --            --             --
  Dividends paid preferred...................................        1,580         1,617          1,663
PRIMARY PER SHARE:
  Earnings (loss) from continuing operations before
    cumulative effect of accounting change...................          .16           .03         (1.09)
  Cumulative effect of  accounting change....................           --        (1.72)             --
  Discontinued operations....................................           --            --             --
  Net earnings (loss)........................................          .16        (1.69)         (1.09)
FULLY DILUTED PER SHARE:
  Earnings (loss) from continuing operations before
    cumulative effect of accounting change...................          .13           .03         (1.09)
  Cumulative effect of  accounting change....................           --        (1.72)             --
  Discontinued operations....................................           --            --             --
  Net earnings (loss)........................................          .13        (1.69)         (1.09)
  Dividends paid per common share............................           --            --             --
FINANCIAL POSITION:
  Current assets.............................................       86,798        80,408         83,139
  Current liabilities........................................       39,545        36,114         53,725
  Current ratio..............................................     2.2 to 1      2.2 to 1       1.5 to 1
  Working capital............................................       47,253        44,294         29,414
  Term debt..................................................       21,321(5)     18,941(5)       5,374
  Guaranteed Employees' Stock Ownership Plan (RSP)
    obligation...............................................       14,576        16,975         19,206
  Property, plant, and equipment, net........................       28,558        27,425         29,004
  Total assets...............................................      121,232       113,505        117,065
  Stockholders' equity.......................................       27,123        25,116         33,640
  Return on average equity...................................        10.4%       (41.8)%        (21.3)%
  Term debt percent of equity................................        78.6%         75.4%          16.0%
  Term debt percent of equity with Guaranteed
    Employees' Stock Ownership Plan (RSP) obligation.........       132.3%        143.0%          73.1%
  Primary average number of common shares....................        7,911         7,801          6,940
  Fully diluted average number of common shares..............        9,820         9,223          8,236
CAPITAL EXPENDITURES AND DEPRECIATION:
  Capital expenditures.......................................        5,559         2,757          2,503
  Depreciation...............................................        4,216         4,405          4,813

See footnote explanations on page 10.
SELECTED FINANCIAL DATA
TOKHEIM CORPORATION AND SUBSIDIARIES
(Amounts in thousands except amounts per share)

                                                                    1992 (1)       1991 (1)
                                                                    --------       --------
OPERATING RESULTS:
  Net sales..................................................       $162,089       $167,522
  Cost of products sold (2)..................................        128,690        131,903
  Equity in net loss of unconsolidated affiliate.............             --            754
  Earnings (loss) before income taxes, cumulative  effect
    of accounting change, and discontinued operations........       (33,801)       (21,954)
  Earnings (loss) before income taxes, cumulative
    effect of accounting change, and discontinued
    operations percent of sales..............................        (20.8)%        (13.1)%
  Income taxes...............................................          1,383          1,194
  Earnings (loss) before cumulative effect of
    accounting change and discontinued operations............       (35,184)       (23,148)
  Cumulative effect of accounting change.....................             --             --
  Earnings (loss) from continuing operations.................       (35,184)       (23,148)
  Total earnings from discontinued operations................         10,278          1,402
  Net earnings (loss)........................................       (24,906)       (21,746)
  Net earnings (loss) percent of sales.......................        (15.4)%        (13.0)%
  Dividends paid common......................................             --          2,649
  Dividends paid preferred...................................          1,790          1,831
PRIMARY PER SHARE:
  Earnings (loss) from continuing operations before
    cumulative effect of accounting change...................         (5.86)         (3.96)
  Cumulative effect of  accounting change....................             --             --
  Discontinued operations....................................           1.63            .22
  Net earnings (loss)........................................         (4.23)         (3.74)
FULLY DILUTED PER SHARE:
  Earnings (loss) from continuing operations before
    cumulative effect of accounting change...................         (5.86)         (3.96)
  Cumulative effect of  accounting change....................             --             --
  Discontinued operations....................................           1.63            .22
  Net earnings (loss)........................................         (4.23)         (3.74)
  Dividends paid per common share............................             --            .42
FINANCIAL POSITION:
  Current assets.............................................         83,306        117,586
  Current liabilities........................................         57,752         99,803
  Current ratio..............................................       1.4 to 1       1.2 to 1
  Working capital............................................         25,554         17,783
  Term debt..................................................          7,674         11,087
  Guaranteed Employees' Stock Ownership Plan (RSP)
    obligation...............................................         21,280             --(3)
  Property, plant, and equipment, net........................         32,851         47,490
  Total assets...............................................        121,588        178,525
  Stockholders' equity.......................................         28,621         60,554
  Return on average equity...................................        (50.0)%        (27.7)%
  Term debt percent of equity................................          26.8%          20.1%(4)
  Term debt percent of equity with Guaranteed
    Employees' Stock Ownership Plan (RSP) obligation.........         101.2%          58.4%(4)
  Primary average number of common shares....................          6,307          6,307
  Fully diluted average number of common shares..............          7,236          7,255
CAPITAL EXPENDITURES AND DEPRECIATION:
  Capital expenditures.......................................          2,045          6,910
  Depreciation...............................................          6,089          6,854

See footnote explanations on page 10.

(1) Represents fiscal years' financial information reclassified for discontinued operations.
(2) Includes product development expenses and excludes depreciation and amortization.
(3) A component of long-term obligations in technical default classified as current.
(4)  Includes long-term obligations in technical default classified as current.
(5) Includes $16,700 in 1995 and $14,700 in 1994 of domestic notes payable classified as long-term.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The continuing improvement during fiscal 1995 in industry demand for petroleum marketing equipment was driven by the development of emerging markets, compliance with U.S. Federal Clean Air Act amendments requiring Stage II vapor recovery, and the desire for increased automation equipment including dispenser payment terminals and point-of-sale systems. In addition, Tokheim's operating performance continued to benefit from new product introductions, strengthened distribution channels, increased international market penetration, and cost-reduction programs which more than offset price deterioration.

Net earnings in 1995 were $2.9 million, or $0.13 per fully diluted share, versus $1.9 million, or $0.03 per share, in 1994 before the cumulative effect of a change in accounting, or a 1994 net loss of $11.6 million, or $1.69 net loss per share. In 1993, the net loss amounted to $5.9 million, or $1.09 net loss per share. Fiscal 1995 operating earnings were favorably impacted principally by a $19.4 million increase in sales and improved gross margin on product sales resulting from cost control measures, new product introductions, and product mix improvements. Fiscal 1994 operating earnings were favorably impacted principally by a $29.8 million increase in sales and improved gross margin on product sales. Fiscal 1993 operating earnings were principally impacted by a $10.2 million increase in sales; an improved gross margin on product sales;
and lower selling, general, and administrative expenses.

Consolidated sales were $221.6 million, an increase of 10% from $202.1 million in 1994 and an increase of 29% from 1993 sales of $172.3 million. Both domestic and international sales contributed to this gain. Domestic sales of petroleum dispensing equipment and systems increased 6% from $119.8 million in fiscal 1994 to $126.7 million in fiscal 1995. International sales were $94.8 million in fiscal 1995, up 15% from fiscal 1994 sales of $82.4 million.

The gross margin on product sales for 1995 was 24.5% which was up from the prior year's 23.5% due primarily to higher sales volume and actions taken to improve the Company's cost structure offset, in part, by lower price realization. The gross margin on product sales for 1994 had increased from the 1993 level of 22.6% due primarily to higher sales volume and the impact of cost reduction programs. Selling, general, and administrative expenses as a percentage of net sales in each of the past three years were 19.5% in 1995, compared to 18.7% in 1994 and 20.6% in 1993. The increase in 1995 was attributable to sales promotion efforts to penetrate new markets, costs incurred in connection with reorganization of the European operations, and improvements in information systems. The decrease in 1994 was due to cost reduction efforts and higher sales levels. The primary components of other expense in each of the three years were debt restructuring expenses and employee severance payments.

The combined domestic and international operations incurred operating income of $6.1 million in 1995 compared to $5.0 million in 1994 and an operating loss of $1.8 million in 1993.

Net interest expense of $2.8 million increased over 1994 interest of $2.4 million reflecting increased borrowings throughout the year to support higher levels of sales, as well as slightly higher rates. Interest expense in 1994 was $0.5 million less than 1993 reflecting the Company's debt reduction program.

A net foreign currency exchange gain of $0.1 million earned in fiscal 1995 was about the same as fiscal 1994. A net foreign currency exchange loss of $0.5 million was incurred in fiscal 1993. The foreign currency gains and losses during these years were primarily a result of fluctuations in the exchange rates on intercompany balances between the Tokheim Corporation parent company and its foreign subsidiaries. The Company's long-term investment in foreign subsidiaries, when translated at fiscal 1995 conversion rates, resulted in a translation adjustment reflected as a $3.5 million charge to stockholders' equity in both 1995 and 1994 versus the comparable 1993 amount of $4.0 million.

In fiscal 1995, the Company sold a noncore product line and related assets. Net proceeds were $0.5 million, and a net gain of $0.5 million was realized.

Fully diluted net earnings were $0.13 per share in 1995 versus 1994 earnings per share before accounting change of $0.03 and a 1994 net loss of $1.69 per share after accounting change, and a net loss of $1.09 per share incurred in fiscal 1993. The weighted average shares outstanding used in computing fully diluted earnings per share were 9,820,000 in 1995; 7,801,000 in 1994; and 6,940,000 in
1993.

No dividends were paid on common stock during fiscal years 1993 through 1995 in accordance with restrictive covenants under the Company's loan agreement. The number of stockholders as of November 30, 1995 was approximately 7,000.

Inflation has not had a significant impact on the Company's results of operations.

LITIGATION AND ENVIRONMENTAL MATTERS

Claims have been brought against the Company and its subsidiaries for various legal matters. In addition, the Company's operations are subject to federal, state, and local environmental laws and regulations. For further details, see Notes to Consolidated Financial Statements No. 16, "Contingent Liabilities."

OTHER

In the first quarter of 1994, the Company adopted a mandatory noncash accounting change pursuant to Statement of Financial Accounting Standards (SFAS) No. 106 which governs accounting for nonpension retiree benefit costs. SFAS No. 106 requires companies to project the future cost of providing retiree medical, dental, and life insurance benefits and recognize that cost as benefits are earned during the employee's career. Tokheim's actuarially determined liability was $13.4 million which the Company elected to record as a one-time noncash accounting adjustment versus the alternative of amortizing the amount over a period not to exceed 20 years. At November 30, 1995, the Company's accrual was $14.8 million. Adoption of the new accounting standard had no cash flow effect nor did it represent a change with respect to previous fiscal years in the benefit levels provided to employees.

The Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," in the first quarter of 1995. This statement requires an accrual method of accounting for the expected cost of benefits to be paid to former or inactive employees and their covered dependents after employment but prior to retirement. Adoption of the new accounting standard did not have a material impact on the Company's financial position, cash flows, or results of operations, nor did it represent a change in the benefit levels provided to employees.

LIQUIDITY AND CAPITAL RESOURCES

The Company has available to it a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, debt retirement, capital expenditures, and other requirements.

On April 22, 1994, the Company completed a refinancing of its loan agreement which was to have matured on December 1, 1994. The three-year domestic revolving credit agreement which matures on April 21, 1997 is collateralized by substantially all of the unencumbered domestic assets of the Company and its subsidiaries. In addition, the Company in 1994 completed a refinancing of the previous loan agreement for its German subsidiary.

Availability of revolving credit under these agreements is subject to borrowing base requirements and compliance with covenants as described below. The Company was in full compliance with all covenants as of November 30, 1995.

Restrictions and financial covenants of the agreements include those related to indebtedness, net worth, cash flow coverage, and the ratio of current assets to current liabilities. The domestic credit facility prohibited the payment of cash dividends on common stock through fiscal year 1994. Beyond fiscal 1994, dividends on common stock are limited by a cash flow coverage test and a net income test. In 1995, dividends on common stock were prohibited by these tests.

Cash provided from operations was $3.2 million in 1995 compared to $2.4 million in 1994 and a deficit of $5.0 million in 1993. The increases in 1995 and 1994, relative to the previous year, reflect the increase in operating earnings and continued improvement in working capital management.

The Company's investing activities are generally for capital expenditures which amounted to $5.6 million in 1995, $2.8 million in 1994, and $2.5 million in 1993. In 1995, the Company received proceeds from sales of property, plant, and equipment of $0.6 million versus $0.2 million and $2.4 million in 1994 and 1993, respectively. At November 30, 1995, no significant contractual commitments existed for future capital expenditures. Prior to fiscal 1995 year-end, the Board of Directors approved capital expenditures of approximately $12.8 million for improvements in plant productivity and capacity, product design, and quality of both products and processes. The Company is evaluating various sources to fund these expenditures and does not foresee any difficulty obtaining adequate funding.

Financing activities in 1995 were limited to normal business transactions. Financing activities in 1994 primarily resulted in a $5.7 million reduction in debt which aggregated $38.8 million at November 30, 1994 versus $44.5 million at November 30, 1993. Financing activities in 1993 included the issuance of 1,283,000 shares of common stock in a private placement with institutional investors, raising a net of $11.5 million of new equity capital. The Company reduced its debt during 1993 by $13.4 million from November 30, 1992.
Peak short-term borrowings were $19.9 million in 1995, $18.4 million in 1994, and $25.0 million in 1993. The weighted average interest rate for these borrowings was approximately 8.6% in 1995, 8.1% in 1994, and 8.9% in 1993. Preferred stock dividends paid were $1.6 million, $1.6 million, and $1.7 million in fiscal years 1995, 1994, and 1993, respectively.

Cash and cash equivalents at November 30, 1995 aggregated $3.0 million versus $3.9 million at November 30, 1994. Working capital at November 30, 1995 increased $3.0 million over the prior year as a result of higher accounts receivable, partially offset by an increase in current liabilities and a decrease in cash and cash equivalents. The Company's current ratio at November 30, 1995 and 1994 was 2.2.

The Company has guaranteed loans to its Retirement Savings Plan in the amounts of $14.6 million and $17.0 million at November 30, 1995 and 1994, respectively. The Company has guaranteed a $25 per share value for its convertible preferred stock. At conversion, the Company is responsible for any difference between the market value of the underlying common stock and the $25 guaranteed value of the preferred stock. At November 30, 1995, this difference aggregated $6.7 million.

Total interest-bearing debt as a percent of equity for 1995 was 142% compared to 155% for 1994. The decrease in 1995 is primarily due to a reduction in Guaranteed Employees' Stock Ownership Plan Obligation, reduction in common treasury stock, and increased retained earnings.

In summary, the Company believes that it has adequate financial resources, both from internal and external sources, to meet its liquidity needs over the next 12 months.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENT OF EARNINGS AND RETAINED EARNINGS
TOKHEIM CORPORATION AND SUBSIDIARIES
FOR THE YEARS ENDED NOVEMBER 30, 1995, 1994, AND 1993
(Amounts in thousands except amounts per share)

                                                              1995         1994         1993
                                                            --------     --------     --------
Net sales...............................................    $221,573     $202,134     $172,306
Cost of sales, exclusive of items listed below..........     167,329      154,652      133,326
Selling, general, and administrative expenses...........      43,262       37,854       35,573
Depreciation and amortization...........................       4,857        4,672        5,233
Interest expense (net of interest income of
  $269, $252, and $369, respectively)...................       2,815        2,350        2,890
Foreign currency  (gains) losses........................        (143)        (172)         453
Other expense, net......................................         538          659          576

Earnings (loss) before income taxes and cumulative
   effect of change in  accounting......................       2,915        2,119       (5,745)
Income taxes............................................          39          257          122
Earnings (loss) before cumulative effect of change
   in accounting........................................       2,876        1,862       (5,867)
Cumulative effect of change in method of accounting for
   postretirement benefits other than pensions..........          --      (13,416)          --
Net earnings (loss).....................................       2,876      (11,554)      (5,867)
Preferred stock dividends ($1.94 per share).............      (1,580)      (1,617)      (1,663)
Earnings (loss) applicable to common stock..............       1,296      (13,171)      (7,530)
Retained earnings, beginning of year....................       9,279       22,829       31,733
Treasury stock transactions.............................        (860)        (379)      (1,374)
Retained earnings, end of year..........................    $  9,715     $  9,279     $ 22,829

Earnings (loss) per common share:
   Primary:
       Before cumulative effect of change in method
          of accounting.................................    $    .16     $    .03     $  (1.09)
       Cumulative effect of change in method
          of accounting for postretirement benefits
          other than pensions...........................          --        (1.72)          --
       Net earnings (loss)..............................    $    .16     $  (1.69)    $  (1.09)
       Weighted average shares outstanding..............       7,911        7,801        6,940
   Fully Diluted:
       Before cumulative effect of change in method
          of accounting.................................    $    .13     $    .03     $  (1.09)
       Cumulative effect of change in method of
          accounting for postretirement benefits
          other than pensions...........................          --        (1.72)          --
       Net earnings (loss)..............................    $    .13     $  (1.69)    $  (1.09)
       Weighted average shares outstanding..............       9,820        7,801        6,940

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
TOKHEIM CORPORATION AND SUBSIDIARIES
FOR THE YEARS ENDED NOVEMBER 30, 1995, 1994, AND 1993
(Amounts in thousands)
                                                                  1995         1994          1993
                                                                --------     --------      --------
Cash Flows From Operating Activities:
  Net earnings (loss).......................................    $  2,876     $(11,554)     $(5,867)
  Adjustments to reconcile net earnings (loss) to net cash
       provided from (used in) operations:
         Cumulative effect of change in method of
             accounting for postretirement benefits other
             than pensions..................................          --       13,416           --
   Depreciation and amortization............................       4,857        4,672        5,233
   (Gain) loss on sale of property, plant, and equipment....        (436)         (23)         446
   Deferred income taxes....................................         (33)        (903)        (830)
   Changes in assets and liabilities:
           Receivables, net.................................      (6,140)      (1,260)      (7,999)
           Inventories......................................         444         (300)        (590)
           Prepaid expenses.................................        (877)         229         (202)
           Accounts payable.................................       1,648       (3,694)       7,277
           Accrued expenses.................................       2,132        2,486       (4,223)
           U.S. and foreign income taxes....................        (349)          55          759
           Other............................................        (900)        (716)         957
  Net cash provided from (used in) operations...............       3,222        2,408       (5,039)

Cash Flows From Investing and Other Activities:
  Property, plant, and equipment additions..................      (5,559)      (2,757)      (2,503)
  Proceeds from sale of property, plant, and equipment......         649          195        2,427
  Net cash used in investing and other activities...........      (4,910)      (2,562)         (76)

Cash Flows From Financing Activities:
  Proceeds from term debt...................................       2,122          485           --
  Payments on term debt.....................................        (819)      (3,889)      (2,176)
  Net increase (decrease) notes payable, banks..............         559         (522)      (9,166)
  Proceeds from issuance of common stock....................          --           49       11,485
  Treasury stock, net.......................................         273          431          427
  Preferred stock dividends.................................      (1,580)      (1,617)      (1,663)
  Net cash provided from (used in) financing  activities....         555       (5,063)      (1,093)

EFFECT OF TRANSLATION ADJUSTMENT ON CASH....................         166           53         (212)

Cash and Cash Equivalents:
  Decrease in cash..........................................        (967)      (5,164)      (6,420)
  Beginning of year.........................................       3,933        9,097       15,517
  End of year...............................................    $  2,966     $  3,933     $  9,097

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
TOKHEIM CORPORATION AND SUBSIDIARIES
AS OF NOVEMBER 30, 1995 AND 1994
(Amounts in thousands)

ASSETS
                                                            1995       1994
                                                          --------   --------
Current assets:
  Cash and cash equivalents..........................     $  2,966   $  3,933
  Accounts receivable, less allowance for doubtful
    accounts of $1,150 and $1,295, respectively......       45,649     38,812

  Inventories:
    Raw materials and supplies.......................        7,649      7,697
    Work in process..................................       25,535     25,675
    Finished goods...................................        4,911      4,729
                                                            38,095     38,101

    Less amounts necessary to reduce certain
      inventories to LIFO method.....................        3,100      2,746
                                                            34,995     35,355

  Prepaid expenses...................................        3,188      2,308
    Total current assets.............................       86,798     80,408

Property, plant, and equipment, at cost:
  Land and land improvements.........................        3,311      3,232
  Buildings and building improvements................       22,716     22,150
  Machinery and equipment............................       57,138     55,268
  Construction in progress...........................        2,867      1,166
                                                            86,032     81,816
  Less accumulated depreciation......................       57,474     54,391
                                                            28,558     27,425


Other noncurrent assets and deferred charges.........        5,876      5,672
                                                          $121,232   $113,505

The accompanying notes are an integral part of the financial statements.

TOKHEIM CORPORATION AND SUBSIDIARIES
AS OF NOVEMBER 30, 1995 AND 1994
(Amounts in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          1995         1994
                                                        --------     --------
Current liabilities:
  Current maturities of long-term debt.............     $    351     $  1,248
  Notes payable to banks...........................        2,364        1,661
  Accounts payable.................................       18,689       16,215
  Accrued expenses.................................       18,141       16,990
      Total current liabilities....................       39,545       36,114
Long-term debt, less current maturities............       21,321       18,941
Guaranteed Employees' Stock Ownership Plan (RSP)
  obligation.......................................       14,576       16,975
Postretirement benefit liability...................       13,882       13,512
Minimum pension liability..........................        3,868        1,906
Other long-term liabilities........................          110          150
Deferred income taxes..............................          807          791
                                                          94,109       88,389

Redeemable convertible preferred stock, at
  liquidation value of $25 per share, 1,700
  shares authorized, 960 shares issued.............       24,000       24,000
Guaranteed Employees' Stock Ownership Plan (RSP)
   obligation......................................      (13,790)     (15,733)
Treasury stock, at cost, 151 and 130 shares,
  respectively.....................................       (3,784)      (3,262)
                                                           6,426        5,005

Preferred stock, no par value; 3,300 shares
  authorized and unissued..........................           --           --
Common stock, no par value; 30,000 shares
   authorized, 7,949 shares issued.................       19,409       19,410
Guaranteed Employees' Stock Ownership Plan (RSP)
  obligation.......................................         (786)      (1,242)
Minimum pension liability..........................       (3,868)      (1,906)
Foreign currency translation adjustments...........       (3,542)      (3,543)
Retained earnings..................................        9,715        9,279
                                                          20,928       21,998
Treasury stock, at cost, 13 and 106
  shares, respectively.............................         (231)      (1,887)
                                                          20,697       20,111
                                                        $121,232     $113,505

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except dollars per share)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Tokheim Corporation and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Inventories valued using the LIFO method amounted to approximately $28,590 and $27,988 on a FIFO basis at November 30, 1995 and 1994, respectively.

PROPERTY AND DEPRECIATION -- Depreciation of plant and equipment is determined generally on a straight-line basis over the estimated useful lives of the assets. Upon retirement or sale of assets, the cost of the disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income.

SOFTWARE DEVELOPMENT COSTS -- Amortization of capitalized software costs is provided over the estimated economic useful life of the software product on a straight-line basis, generally three years. Unamortized software costs included in other noncurrent assets were $543 and $76 at November 30, 1995 and 1994, respectively. The amounts amortized and charged to expense in 1995, 1994, and 1993 were $109, $220, and $382, respectively.

All other product development expenditures are charged to research and development expense in the period incurred. These expenses amounted to $12,746; $10,239; and $8,625 in 1995, 1994, and 1993, respectively.

INCOME TAXES -- The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," effective December 1, 1993. In
1993, the Company accounted for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 96, "Accounting for Income Taxes."

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

POSTEMPLOYMENT BENEFITS -- The Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," in the first quarter of 1995. This statement requires an accrual method of accounting for the expected cost of benefits to be paid to former or inactive employees and their covered dependents after employment but prior to retirement. The adoption of this statement did not have a material impact on the Company's financial position, cash flows, or results of operations.

PRODUCT WARRANTY COSTS -- Anticipated costs related to product warranty are expensed in the period of sales.

CASH FLOWS -- For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents.

Supplemental disclosures of cash flow information:

                                              1995       1994       1993
                                             ------     ------     ------
Cash paid during the year for:
Interest...................................  $3,060     $2,441     $3,273
Income taxes...............................     926        894      1,352
Noncash transactions primarily related
  to the issuance of treasury stock
  in settlement of Retirement Savings
  Plan distributions.......................     976        612      1,374
Noncash adjustments to certain assets
  and liabilities in connection with the
  settlement of the corporate
  reorganization...........................     383        224      1,400

RECLASSIFICATION -- Certain prior year amounts in these financial statements have been reclassified to conform with current year presentation.

2. ACCRUED EXPENSES

Accrued expenses consisted of the following at November 30, 1995 and 1994:

                                              1995        1994
                                            --------    --------
Salaries, wages, and commissions........     $ 4,308     $ 3,930
Compensated absences....................       3,480       3,391
Retirement plan contributions...........         516         915
Postretirement benefits.................         887         697
Warranty................................       2,821       2,506
Legal and professional..................       1,525       1,274
Taxes, other than United States and
  foreign income taxes..................       1,304       1,487
Insurance...............................         440         651
Other...................................       2,860       2,139
                                             $18,141     $16,990

3. NOTES PAYABLE TO BANKS

Notes payable to banks represent short-term borrowings under domestic and foreign credit lines. In 1995, aggregate amounts outstanding under these lines were $19,064 of which $16,700 has been classified as long-term debt since the Company has the ability, under the terms of the agreement, and the intent to finance these obligations beyond one year. Domestic and foreign credit lines totaled approximately $30,458 of which $11,394 was unused at November 30, 1995. Availability of revolving credit under these agreements is subject to borrowing base requirements and compliance with covenants. The weighted average annual interest rate was 8.6% and 8.1% for 1995 and 1994, respectively. The range of domestic and foreign rates at November 30, 1995 and 1994 was 7.1% to 9.8% and 7.3% to 11.8%, respectively.

On April 22, 1994, the Company completed a refinancing of its domestic loan agreement which was to have matured on December 1, 1994. The three-year domestic revolving credit agreement which matures on April 21, 1997 is collateralized by substantially all of the unencumbered domestic assets of the
Company and its subsidiaries.   In July 1994, the Company completed a
refinancing of the previous loan agreement for its German subsidiary. The credit agreement which matures on March 31, 1996 is collateralized by substantially all of the assets of the subsidiary. Each of the debt agreements contains various restrictions relating to, among other things, net worth, leverage, cash flow coverage, incurrance of additional debt, and
transactions in the Company's own stock.   In addition, the domestic credit
facility prohibited the payment of cash dividends on common stock through 1994. Beyond 1994, dividends on common stock are limited by a cash flow coverage test and a net income test. In 1995, dividends on common stock were prohibited by these tests.

4. TERM DEBT AND GUARANTEED EMPLOYEES' STOCK OWNERSHIP PLAN (RSP) OBLIGATION

Term debt at November 30, 1995 and 1994 consisted of the following:

                                                                              1995           1994
                                                                            -------        --------
Industrial Revenue Bonds, variable rate, maturing in 2006,
   rate of 4.1% at November 30, 1995 (a)(b)............................      $ 4,000       $ 4,500
3.5% German Bonds, due in $49 semiannual
   installments through 1998 (a).......................................          292           359
Note payable, variable rate, due in monthly installments ranging from
   $4 to $8 through 1999, rate of 18.5% at November 30, 1995(a)........          253           313
Capital lease obligations, variable rate, due in $1 monthly
   installments through 1998, rate of 18.5% at November 30, 1995(a)....          168            --
9.2% Capital lease obligation, due in $4 monthly
   installments through 1997 (a).......................................           70           114
10.9% Capital lease obligation, due in $2 monthly
   installments though 1997(a).........................................           44            --
Revolving credit facility, variable rate, maturing April 21, 1997,
   rates ranging from 8.8% to 9.8% at November 30, 1995(b).............       16,700        14,700
Other, 3% to 14% (a)...................................................          145           203
                                                                              21,672        20,189
Less:  Current maturities..............................................          351         1,248
                                                                             $21,321       $18,941

Guaranteed Employees' Stock Ownership Plan (RSP) obligation at November 30, 1995 and 1994 consisted of the following:

                                                                              1995           1994
                                                                            --------       --------
Guaranteed Employees' Stock Ownership Plan (RSP) obligation, variable rate, annual maturities of $1,506 to $2,845,
  due in quarterly installments through 2001, rate of
  7.5% at November 30, 1995(b).........................................      $13,790       $15,733

Guaranteed Employees' Stock Ownership Plan (RSP) obligation, variable rate, annual maturities of $484 to $303, through 1997,
  rate of 8.5% at November 30, 1995(b).................................          786         1,242
                                                                             $14,576       $16,975

(a) Aggregate cost of plant and equipment pledged as collateral under revenue bonds and lease obligations is $10,558.
(b)  Per the domestic revolving credit agreement as described in
     Note 3, the term obligation matures on April 21, 1997.
     Any extension of the facility beyond April 21, 1997 is at the discretion of the lenders.

Aggregate scheduled maturities of the above term debt and Guaranteed Employees' Stock Ownership Plan (RSP) obligation during the ensuing four years approximate $2,932; $29,128; $140; and $48, respectively.

5.  OPERATING LEASES

The Company leases certain manufacturing equipment, office equipment, vehicles, and office and warehousing space under operating leases. These leases generally expire in periods ranging from one to five years. In 1995 the Company leased a CAD/CAM system. The lease is effective for a term of three years with an interest rate of 12% and monthly rentals ranging from $55 to $68. The lease contains a fair market value purchase option at the end of the lease term.

Amounts charged to expenses under operating leases in 1995, 1994, and 1993 were $1,986; $1,077; and $1,144, respectively. Minimum rental payments under noncancelable operating leases during the ensuing five years approximate $1,448; $1,211; $307; $145; and $190, respectively.

6.  STOCK OPTION PLANS

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

In addition, the Plan provides for the granting of Stock Appreciation Rights
(SARs) and Restricted Stock Awards (RSAs). At November 30, 1995, no SARs or RSAs had been granted.

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

Options granted under the SIP plans during 1995, 1994, and 1993 are as follows:

            Year of          1992 Stock    Incentive Plan
             Grant               ISO             NSO
            -------          -----------   --------------
             1995              35,000              --
             1994              19,000              --
             1993             275,162          41,288

Subsequent to November 30, 1995, an additional 43,000 ISO shares were granted under the SIP at an option price of $7.125 per share. These shares become exercisable starting in 1997.

The following table sets forth the status of all outstanding options at November 30, 1995:

 Option                                 Exercisable               Total
Price Per            Options          In The Next One            Options
 Share              Exercisable        To Four Years           Outstanding
---------           -----------       ---------------          -----------
$20.0000               28,225                  --                 28,225
$12.3750                3,000                  --                  3,000
$12.2500                1,000                  --                  1,000
$11.9375                2,875               8,625                 11,500
$ 9.3750               12,500              12,500                 25,000
$ 8.8800              107,470                  --                107,470
$ 8.5000                   --              35,000                 35,000
$ 7.8750               15,000                  --                 15,000
$ 7.7500               30,000                  --                 30,000
$ 6.8750               15,000                  --                 15,000
$ 6.8125               95,070             116,076                211,146
                      310,140             172,201                482,341

Transactions in stock options under these plans are summarized as follows:

                                               Shares
                                               Under
                                               Option        Price Range
                                               ------      ----------------
Outstanding, November 30, 1992..........      344,750      $  6.88 - $20.00

Granted.................................      316,450      $  6.81 - $ 9.38
Exercised...............................      (14,797)     $  8.88 - $ 8.88
Canceled or expired.....................      (80,675)     $  7.75 - $20.00

Outstanding, November 30, 1993..........      565,728      $  6.81 - $20.00

Granted.................................       19,000      $ 10.75 - $11.94
Exercised...............................      (29,950)     $  6.81 - $ 8.88
Canceled or expired.....................      (12,250)     $  8.88 - $20.00

Outstanding, November 30, 1994..........      542,528      $  6.81 - $20.00

Granted.................................       35,000      $  8.50
Exercised...............................           --
Canceled or expired.....................      (95,187)     $  6.81 - $20.00

Outstanding, November 30, 1995..........      482,341      $  6.81 - $20.00

   Reserved for options:        Shares
                               --------
   November 30, 1993........   112,550
   November 30, 1994........    98,550
   November 30, 1995........    95,462

7.  COMMON AND PREFERRED STOCK

Changes in common stock and common treasury stock are shown below:

                                                      Common Stock                 Common Treasury Stock
                                                 Shares           Amount          Shares            Amount
                                               ----------       ----------      -----------       ----------
Balance, November 30, 1992.................     6,659,000         $ 8,258           352,000         $ 6,335

Shares issued in private placement.........     1,283,000          11,485                --              --
Shares purchased...........................            --              --             7,000              81
Stock options exercised....................            --            (149)          (15,000)           (265)
Redemption of preferred stock..............            --              --          (132,000)         (2,368)
Employee termination benefits..............            --              --           (21,000)           (380)

Balance, November 30, 1993.................     7,942,000          19,594           191,000           3,403

Shares purchased...........................            --              --                --               3
Stock options exercised....................         7,000            (184)          (22,000)           (405)
Redemption of preferred stock..............            --              --           (48,000)           (852)
Employee termination benefits..............            --              --           (13,000)           (230)
Other......................................            --              --            (2,000)            (32)

Balance, November 30, 1994.................     7,949,000          19,410           106,000           1,887

Redemption of preferred stock..............            --              --           (67,000)         (1,196)
Employee termination benefits..............            --              --           (24,000)           (427)
Other......................................            --              (1)           (2,000)            (33)

Balance, November 30, 1995.................     7,949,000         $19,409            13,000          $  231

Changes in preferred stock and preferred treasury stock are shown below:
                                                                                           Preferred
                                                       Preferred Stock                  Treasury Stock
                                                  Shares           Amount           Shares           Amount
                                                ----------       ----------       ----------       ----------
Balance, November 30, 1992.................       960,000         $24,000            66,000         $ 1,658
Shares redeemed............................            --              --            46,000           1,131

Balance, November 30, 1993.................       960,000          24,000           112,000           2,789
Shares redeemed............................            --              --            22,000             562
RSP contributions..........................            --              --            (4,000)            (89)

Balance, November 30, 1994.................       960,000          24,000          130,000            3,262
Shares redeemed............................            --              --           29,000              720
RSP contributions..........................            --              --           (8,000)            (197)

Balance, November 30, 1995.................       960,000         $24,000           151,000         $ 3,785
                                        24
In September 1993, the Company issued an additional 1,283,000 shares of common stock through a private placement offering, resulting in net proceeds of approximately $11,485.

On July 10, 1989, the Company sold 960,000 shares of convertible cumulative preferred stock to the Trust of the Company's Retirement Savings Plan (RSP) at the liquidation value of $25 per share or $24,000. The preferred shares have a dividend rate of 7.75%. The Trustee, who holds the preferred shares, may elect to convert each preferred share to one common share in the event of redemption by Tokheim, certain consolidations or mergers of Tokheim, or a redemption by the Trustee which is necessary to provide for distributions under the RSP. A participant may elect to receive a distribution from the RSP in cash or common stock. If redeemed by the Trustee, the Company is responsible for purchasing the preferred shares at the $25 floor value. The Company may elect to pay the redemption price in cash or an equivalent amount of common stock. At
November 30, 1995, the difference between the $25 floor value and the market value of the underlying common stock aggregated $6,723.

8.  EARNINGS PER SHARE

Primary earnings per share are based on the weighted average number of shares outstanding during each year and the assumed exercise of dilutive employees' stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock.

The following table presents information necessary to calculate earnings (loss) per share for fiscal years ended November 30, 1995, 1994, and 1993:

                                                                           Primary
                                                            ------------------------------------
                                                              1995           1994         1993
                                                            --------       -------      --------
Shares outstanding (in thousands):
   Weighted average outstanding..........................      7,893         7,801         6,891
   Share equivalents.....................................         18            --            49
   Adjusted outstanding..................................      7,911         7,801         6,940

Net earnings (loss):
   Before cumulative effect of change in method
       of accounting.....................................    $ 2,876      $  1,862       $(5,867)
   Cumulative effect of change in method of accounting
       for postretirement benefits other than pensions...         --       (13,416)           --
   Net earnings (loss)...................................      2,876       (11,554)       (5,867)
   Preferred stock dividends.............................     (1,580)       (1,617)       (1,663)
   Earnings (loss) applicable to common stock............    $ 1,296      $(13,171)      $(7,530)

Net earnings (loss) per common share:
   Before cumulative effect of change in method of
       accounting........................................    $   .16      $    .03       $ (1.09)
   Cumulative effect of change in method of accounting
       for postretirement benefits other than pensions...         --         (1.72)           --
   Net earnings (loss)...................................    $   .16      $  (1.69)      $ (1.09)
                                        25
For 1994 and 1993, fully diluted earnings per share is considered to be the same as primary earnings per share, since the effect of certain potentially dilutive securities would be antidilutive.

                                                                          Fully Diluted
                                                             ---------------------------------------
                                                               1995           1994            1993
                                                             --------       --------        --------
Shares outstanding (in thousands):
   Weighted average outstanding..........................       7,893           7,801          6,891
   Share equivalents.....................................          18              --             49
   Weighted conversion of preferred stock................       1,909              --             --
   Adjusted outstanding..................................       9,820           7,801          6,940

Net earnings (loss):
   Before cumulative effect of change in method of
       accounting........................................     $ 2,876        $  1,862        $(5,867)
   Cumulative effect of change in method of accounting
       for postretirement benefits other than pensions...          --         (13,416)            --
   Net earnings (loss)...................................       2,876         (11,554)        (5,867)
   Incremental RSP expense...............................      (1,580)         (1,617)        (1,663)
   Earnings (loss) applicable to common stock............     $ 1,296        $(13,171)       $(7,530)

Net earnings (loss) per common share:
   Before cumulative effect of change in method of
       accounting........................................     $   .13        $   0.03        $ (1.09)
  Cumulative effect of change in method of accounting
       for postretirement benefits other than pensions...          --           (1.72)            --
  Net earnings (loss)....................................     $   .13        $  (1.69)       $ (1.09)

9.  FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

Consolidated foreign currency translation adjustments are as follows:

                                                      1995         1994
                                                    --------     --------
Foreign currency translation adjustments,
  beginning of year............................     $ (3,543)    $ (4,037)
Current year adjustments.......................            1          494

Foreign currency translation adjustments,
  end of year..................................     $ (3,542)    $ (3,543)

The adjustments represent principally the effect of changes in the current rate of exchange from the beginning of the year to the end of the year in translating the net assets, including certain intercompany amounts of foreign subsidiaries.

10.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for 1995 and 1994 is as follows:

                                                          1st         2nd         3rd        4th
                                                        Quarter     Quarter     Quarter     Quarter      Total
                                                        -------     -------     -------     -------    ---------
 1995
-------
Net sales............................................   $45,845     $54,127      $52,935    $68,666    $221,573
Cost of products sold*...............................    36,413      40,554       40,577     49,785     167,329
Net earnings (loss)..................................    (1,363)        526         (941)     4,654       2,876
Earnings (loss) per share:
  Primary:
     Net earnings (loss).............................      (.22)        .02         (.17)       .54         .16
  Fully diluted:
     Net earnings (loss).............................      (.22)        .01         (.17)       .42         .13

  1994
--------
Net sales............................................   $45,236     $49,908      $47,931    $59,059    $202,134
Cost of products sold*...............................    34,511      37,246       37,610     45,285     154,652
Earnings (loss) before cumulative effect
   of change in accounting...........................       155       1,151       (1,473)     2,029       1,862
Cumulative effect of change in method of
   accounting for postretirement benefits
   other than pensions...............................   (13,416)         --           --         --     (13,416)
Net earnings (loss)..................................   (13,261)      1,151       (1,473)     2,029     (11,554)
Earnings (loss) per share:
  Primary:
    Before cumulative effect of change
       in accounting.................................      (.03)        .10         (.24)       .21         .03
    Cumulative effect of change in method
       of accounting for postretirement
       benefits other than pensions..................     (1.73)         --           --         --       (1.72)
    Net earnings (loss)..............................     (1.76)        .10         (.24)       .21       (1.69)
  Fully diluted:
     Before cumulative effect of change
       in accounting.................................      (.03)        .08         (.24)       .17         .03
    Cumulative effect of change in method
       of accounting for postretirement
       benefits other than pensions..................     (1.73)         --           --         --       (1.72)
    Net earnings (loss)..............................     (1.76)        .08         (.24)       .17       (1.69)

* Includes product development expenses and excludes depreciation and amortization.

11.  INCOME TAXES

Effective December 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Financial statements for the prior years have not been restated as the cumulative effect of the accounting change was not material to net earnings.

Earnings (loss) before income taxes consist of the following:

                                                             1995            1994          1993
                                                           --------        --------      --------
Domestic...............................................     $ 8,591        $ 6,456      $ (5,842)
Foreign................................................      (5,676)        (4,337)           97
                                                            $ 2,915        $ 2,119      $ (5,745)

Income tax provision (benefit) consists of the following:

                                                             1995            1994          1993
                                                           --------        --------      --------
Current:
   Federal.............................................     $  (272)      $     --       $    --
   State...............................................         249            673           723
   Foreign.............................................         132            409            49
Deferred:
   Foreign.............................................         (70)          (825)         (650)
                                                            $    39        $   257       $   122

A reconciliation of the reported tax expense and the amount computed by applying the statutory United States federal income tax rate of 35% for November 30, 1995 and 34% for November 30, 1994 and 1993 to earnings before income taxes is as follows:

                                                              1995           1994          1993
                                                            --------       --------      --------
Computed "expected" tax expense (benefit)..............     $ 1,020        $   721       $(1,953)
Increase (decrease) in taxes resulting from:
   State income taxes net of federal tax benefit.......         162            444           477
   Tax effect of dividends paid on stock held in
      Retirement Savings Plan (RSP)....................        (553)          (550)         (565)
   Settlement of prior income tax returns and
      adjustments to prior year accruals...............        (599)           237            --
   Difference in foreign and U.S. tax rates............          (6)          (104)          (37)
   Decrease in valuation allowance.....................      (2,099)        (1,492)           --
   Earnings with no current tax benefit(expense):
      Domestic.........................................          --             --         1,339
      Foreign..........................................       1,985          1,089          (219)
   Repatriation of foreign earnings....................          41           (162)          677
   Miscellaneous items, net............................          88             74           403
                                                            $    39        $   257        $  122
                                         28
Prior to the change in accounting method, the nature of temporary differences giving rise to deferred income taxes (benefit) and the tax effect of each during 1993 was as follows:
                                                           1993
                                                         --------
Federal:
   Depreciation.....................................     $   149
   Warranty costs...................................         (14)
   Provision for doubtful accounts..................          38
   Pension costs....................................         (37)
   Inventory reserves...............................        (717)
   Insurance reserves...............................         (54)
   Restructuring charge.............................       1,060
   Software development costs.......................        (112)
   Other............................................        (313)
      Deferred federal income taxes (benefit) from
           continuing operations....................     $    --

Foreign:
   Repatriation of foreign earnings.................     $  (500)
   Other............................................        (150)
                                                         $  (650)

The components of the deferred tax asset and liability as of November 30, 1995 and 1994 were as follows:
                                                         1995         1994
                                                       --------     --------

Gross deferred tax assets:
   Accounts receivable..............................   $    187     $    322
   Employee compensation and benefit accruals.......      6,198        5,949
   Workers' compensation and other claims...........        153          215
   Other............................................         58          184
   Warranty accrual.................................        946          818
   EPA accrual......................................        315          308
   Net operating loss carryforwards.................      9,430       12,171
   General business credit..........................        295            5
   Valuation allowance..............................    (15,654)     (17,753)
      Total deferred tax asset......................   $  1,928     $  2,219

Gross deferred tax liabilities:
   Property, plant, and equipment...................   $  1,424     $  1,479
   Pension assets...................................        253          151
   Inventory........................................       (217)         201
   Investment in property...........................        214          208
   Foreign earnings not permanently invested........        202          161
   Foreign exchange.................................        236          236
   Export sales provision...........................        623          574
      Total deferred tax liability..................      2,735        3,010
Net deferred tax liability..........................   $   (807)    $   (791)

For domestic federal income tax purposes, the Net Operating Loss (NOL) carryover amounts to $26,942 and will expire from 2006 to 2008. For purposes of the Alternative Minimum Tax (AMT), the NOL carryover is $13,626 and the credit carryforwards total $295.

12.  GEOGRAPHICAL SEGMENTS

Domestic and foreign operations information for 1995, 1994, and 1993 is as follows:
                                          1995         1994        1993
                                        --------     --------    --------
Net sales -- unaffiliated customers:
  Domestic............................  $126,738     $119,774    $ 99,317
  Export..............................    36,238       28,848      25,036
  Foreign: Europe.....................    35,829       34,534      22,858
           Other......................    22,768       18,978      25,095
                                        $221,573     $202,134    $172,306
Inter-area sales eliminations:
  Domestic............................  $ 17,732     $ 16,904    $ 11,098
  Foreign, principally Europe.........  $     47     $    207    $    120

Operating income (loss):
  Domestic............................  $  9,296     $  7,495    $ (3,797)
  Foreign: Europe.....................    (4,232)      (2,971)     (1,025)
           Other......................      (381)        (882)      1,393
  Adjustments and eliminations........     1,442        1,314       1,603
                                        $  6,125     $  4,956    $ (1,826)
Identifiable assets:
  Domestic............................  $107,445     $ 94,466    $102,743
  Foreign: Europe.....................    22,914       25,189      21,090
           Other......................    14,071       13,102      12,776
  Adjustments and eliminations........   (23,198)     (19,252)    (19,544)
                                        $121,232     $113,505    $117,065

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

                                           1995         1994       1993
                                         --------     --------   --------
Working capital.......................  $ 14,717      $ 14,828   $ 15,982
Property, plant, and equipment
  (net) and other.....................     5,997         5,717      5,187
Noncurrent liabilities................   (12,666)       (6,683)    (3,128)
Net foreign assets....................  $  8,048      $ 13,862   $ 18,041

Net earnings (loss) of foreign
  operations..........................   $ (5,620)    $ (4,438)  $    161

13.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

Changes in the allowance for doubtful accounts are as follows:

                                           1995         1994        1993
                                         --------     --------    --------
Balance, beginning of year............   $  1,295     $  1,267    $  1,795
Charged to operations.................        367          291         381
Uncollectible accounts written
  off, less recoveries................       (519)        (278)       (879)
Foreign currency translation
  adjustments.........................          7           15         (30)
Balance, end of year..................   $  1,150     $  1,295    $  1,267

14.  RETIREMENT PLANS

The Company and its subsidiaries have several retirement plans covering most of their employees, including certain employees in foreign countries. Charges to operations for the cost of the Company's retirement plans including the Retirement Savings Plan (RSP) were $3,054 in 1995; $2,421 in 1994; and $2,675 in 1993.

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

The following table sets forth the aggregate defined benefit plans' funded status and amounts reflected in the accompanying consolidated balance sheets as of November 30, 1995 and 1994:

                                                              Assets Exceed                  Accumulated
                                                               Accumulated                     Benefits
                                                                 Benefits                    Exceed Assets

                                                           1995           1994            1995           1994
                                                         --------       --------        --------       --------
Actuarial present value of accumulated plan benefits:
    Vested.......................................        $   1,599      $  1,196        $ 10,226       $  8,720
    Nonvested....................................               57            --             769             --
    Accumulated benefit obligations..............        $   1,656      $  1,196        $ 10,995       $  8,720
Projected benefit obligations....................        $   1,656      $  1,196        $ 10,995       $  8,720
Plan assets at fair value, principally common
    stocks, bonds, and GIC funds, including
    $409 in 1995 and $437 in 1994 of the
    Company's common stock.......................            1,924         1,765           7,325          6,790
Plan assets in excess of (less than) projected
    benefit obligations..........................              268           569          (3,670)        (1,930)
Unrecognized net loss............................              516           189           4,002          2,063
Unrecognized net assets at December 1,
    1991 and 1990 being recognized over
    15 years.....................................             (260)         (288)           (134)          (157)
Adjustment required to
     recognize minimum liability.................               --            --          (3,868)        (1,906)
Prepaid pension cost (pension liability)
    recognized in the consolidated balance
    sheet........................................        $     524      $    470        $ (3,670)      $ (1,930)

The net periodic pension expense amounts were based on actuarial assumptions as follows:
                                     1995     1994     1995    1994
                                     ----     ----     ----    ----
Discount rate on plan liabilities.   7.00%    8.50%    7.00%   8.50%
Rate of return on plan assets. . .   8.00%    8.00%    8.00%   8.00%

In accordance with Statement of Financial Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions," the Company has recorded an additional minimum pension liability for the underfunded plan of $3,868 and $1,906 at November 30, 1995 and 1994, respectively, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. The net periodic pension cost of U.S. defined benefit plans for 1995, 1994, and 1993 includes the following components:

                                            1995       1994       1993
                                          --------   --------   --------
Interest cost on projected
  benefit obligations..................   $    857    $   849    $   851
Return on plan assets..................     (1,138)        82       (896)
Net amortization and deferral..........        558       (625)       335
Net periodic pension expense...........   $    277    $   306    $   290

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

The number of preferred shares in the RSP at November 30, 1995 and 1994 was 808,620 and 829,534, respectively, at a cost of $25 per share. The number of common shares in the RSP at November 30, 1995 and 1994 was 145,545 and 153,478, respectively, at an average cost of $21.09 and $21.05 per share. The dividend yield on the preferred stock is 7.75%, and the conversion rate is one share of preferred stock to one share of common stock. Each year, approximately 8% of the preferred stock held by the plan is allocated to participants' accounts.
The Company has guaranteed the RSP loans as described in Note 4. A like amount entitled "Guaranteed Employees' Stock Ownership Plan (RSP) obligation" is recorded as a reduction of stockholders' equity. As the Company makes contributions to the RSP, these contributions, plus the dividends paid on the Company's preferred and common stock held by the RSP, are used to repay the loans. As the principal amounts of the loans are repaid, the "Guaranteed Employees' Stock Ownership Plan (RSP) obligation" in the equity and liability sections of the balance sheet is reduced accordingly. Company contributions in excess of dividends are allocated to interest and compensation expense on a basis proportional to the required debt service on RSP loans. Amounts allocated to interest expense were $832, $746, and $887 for 1995, 1994, and 1993, respectively.

The table below sets forth the interest expense, the amounts contributed to the RSP (excluding preferred stock dividends), and the amount of dividends on preferred stock used for debt service by the RSP:
                                                 1995      1994      1993
                                               --------  --------  --------
Interest expense incurred by the Plan
   Trust(s) on RSP debt.....................    $1,265    $1,367    $1,595
Company contributions to the RSP............     2,300     1,719     2,030
Dividends on preferred stock used for debt
   service by the RSP.......................     1,580     1,617     1,663

15.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

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

The Company recorded the discounted value of expected future benefits earned as of December 1, 1993 as a cumulative effect of accounting change. This one-time, noncash accounting change resulted in a charge to earnings of $13,416, or $1.72 per share. Due to the Company's net operating loss carryforward position (see
Note 11), the Company established a valuation allowance to offset the deferred tax asset created by this charge to operations.

The accumulated postretirement benefit obligation as of November 30, 1995 and 1994 consisted of unfunded obligations related to the following:

                                                    1995         1994
                                                  --------     --------
Retirees and dependents........................   $  8,333     $  4,903
Fully eligible active plan participants........      1,114        1,274
Other active plan participants.................      5,631        6,935
   Total accumulated postretirement
       benefit obligation......................     15,078       13,112
Unrecognized net gain (loss)...................       (309)       1,101
Accrued postretirement benefit cost............     14,769       14,213
Less current portion...........................       (887)        (701)
                                                  $ 13,882     $ 13,512

Net postretirement benefit cost for 1995 and 1994 includes the following components:
                                                    1995          1994
                                                  --------      --------
Service cost...................................   $    422     $    582
Interest cost on accumulated postretirement
   benefit obligation..........................      1,034          916
Amortization (gain) loss.......................        (25)          --
          Net postretirement benefit cost......   $  1,431     $  1,498

The assumptions used to develop the net postretirement benefit expense and the present value of benefit obligations are as follows:
                                                     1995          1994
                                                   --------      --------
Discount rate....................................    7.00%         8.50%
Health care cost trend rate for the next year....   10.00%        11.00%

The health care cost trend rate used to value the accumulated postretirement benefit obligation is assumed to decrease gradually to an ultimate rate of 5% in 2005. A 1% increase in this annual trend rate would increase the accumulated postretirement benefit obligation as of November 30, 1995 by approximately $2,063 and the combined service and interest components of the annual net postretirement health care cost by approximately $263.

16. CONTINGENT LIABILITIES

The Company is defending various claims and legal actions, including environmental actions, which are common to its operations. These legal actions primarily involve claims for damages arising out of the Company's manufacturing operations, the use of the Company's products, and allegations of patent infringement.

Environmental Matters -- Total amounts included in accrued expenses related to environmental matters were $872 and $847 at November 30, 1995 and 1994, respectively. The Company has been designated as a "potentially responsible party" (PRP), in conjunction with other parties, in five governmental actions associated with hazardous waste sites falling under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). Such actions seek recovery of certain cleanup costs. Dates upon which the Company received notice as a PRP range from January 1988 to January 1992. The Company has attempted, where possible, to develop a reasonable estimate of the cost or range of costs which may accrue from these actions. Likewise, the Company has attempted, where possible, to assess the likelihood of an unfavorable outcome to the Company as a result of these actions. Legal counsel has been retained to assist the Company in making these determinations, and cleanup costs are accrued when an unfavorable outcome is determined to be probable and a reasonable estimate can be made.

The Company is a "de minimis" party in two of these sites. One matter was settled for $14. The second matter will cost the Company approximately $6 for its share of the pro rated clean up costs.

During 1995, the Company settled two additional actions with the Environmental Protection Agency (EPA). One matter the Company settled in the amount of $627 as part of a global settlement with other PRPs and has recorded the liability in full at November 30, 1995.  The accrued amount will be paid over a two year
period.   In the other settlement, the Company has settled as a participating generator as part of a global settlement. The Company paid $192 as part of its past costs and operating maintenance of the site. The Company provided a letter of credit in the amount of $148 to cover its projected future costs.

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

The Company is also involved in one lawsuit with respect to environmental liabilities under an indemnity provision of a sale agreement concerning the sale of a subsidiary die casting facility to a third party. The Company believes it has fulfilled its obligations under the sale agreement and it cannot at this time quantify the liabilities that are alleged in the litigation.

Product Liability and Other Matters -- The Company is subject to various other legal actions arising out of the conduct of its business, including those relating to product liability, patent infringement, and claims for damages alleging violations of federal, state, or local statutes or ordinances dealing with civil rights. Total amounts included in accrued expenses related to these actions were $156 and $265 at November 30, 1995 and 1994, respectively. In the opinion of management of the Company, amounts accrued for awards or assessments in connection with these matters are adequate and ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations, or cash flow.

                     INDEPENDENT ACCOUNTANTS' REPORT


To the Stockholders and Directors,
Tokheim Corporation:

We have audited the accompanying consolidated balance sheets of Tokheim Corporation and Subsidiaries as of November 30, 1995 and 1994, and the related consolidated statements of earnings and retained earnings, and cash flows for each of the three years in the period ended November 30, 1995. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tokheim Corporation and Subsidiaries as of November 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1995, in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.


Fort Wayne, Indiana
January 24, 1996

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS OF THE REGISTRANT

The information required by this Item is set forth on page 1 through 4 in the registrant's Proxy Statement for the 1995 Annual Meeting of Stockholders, which information is incorporated herein by reference.

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

NAME, AGE AND POSITION              BUSINESS EXPERIENCE DURING PAST 5 YEARS
-------------------------------     -------------------------------------------

GERALD H. FRIELING, JR., 65         Elected Chairman of the Board in 1991;
Chairman of the Board               during the last 5 years, also served as
                                    Chief Executive Officer of the Company.

DOUGLAS K. PINNER, 55               Joined Tokheim as President and Chief
President and Chief                 Executive Officer in 1992; during the last
Executive Officer                   5 years, also served as President of
                                    Slater Steels Fort Wayne Specialty Alloys.

WILLIAM M. ANDERSON, 49             Elected Vice President, Planning and
Vice President, Planning            Human Resources in 1995; during the
and Human Resources                 last 5 years, also served as Vice President,
                                    Human Resources, of the Company and as
                                    Senior Vice President of NordicTrack, Inc.
                                    and as Director, Total Quality Management/
                                    Human Resources of FMC Corporation.

CONDELL B. ELLIS, 63                Elected Vice President, Domestic Sales in
Vice President,                     1995; during the last 5 years, also served
Domestic Sales                      as Vice President, Sales, of CANMAX; served
                                    in various executive sales officer positions of Tokheim Corporation; and as Vice
                                    President, Sales, Wayne Division of Dresser
                                    Industries, Inc.

NAME, AGE, AND POSITION             BUSINESS EXPERIENCE DURING PAST 5 YEARS
-------------------------------     -------------------------------------------

TERRY M. FULMER, 52                 Elected Vice President, Global
Vice President,                     Manufacturing in 1995; during the last 5
Global Manufacturing                years, also served as Vice President,
                                    Corporate Operations and Planning; Vice
                                    President, Corporate Planning; General
                                    Manager, Small Pumps Division; and Manager of Manufacturing, Newbern Plant of the Company.

JOHN A. NEGOVETICH, 50              Joined Tokheim as Vice President and
Vice President and                  Chief Financial Officer in 1995; during
Chief Financial Officer             during last 5 years, also served as Vice
                                    President, Finance, Chief Financial Officer and Director of Ardco, Inc. and as Vice
                                    President, Finance, Hawker Siddeley, Inc.

ARTHUR C. PREWITT, 54               Elected Vice President, Technology and
Vice President, Technology          Venture Development in 1995; during the
and Venture Development             last five years, also served as Vice
                                    President, Technology; Vice President,
                                    Corporate Engineering and Marketing; and
                                    Vice President, Product Engineering, of the
                                    Company; and as Manager, Technical Products of Gilbarco, Inc.

NORMAN L. ROELKE, 46                Elected Vice President, Secretary and
Vice President, Secretary           General Counsel in 1995; during the last
and General Counsel                 5 years, also served as Vice President and
                                    General Counsel and as Corporate Counsel of the Company.

SCOTT A. SWOGGER, 43                Elected Vice President, Quality Systems
Vice President                      in 1995; during the last 5 years, also
Quality Systems                     served as Director, Quality Assurance, of
                                    the Company; Corporate Quality Engineer and
                                    Senior Quality Engineer of DePuy, Inc.; and as Senior Manager, Quality Assurance of
                                    Tokheim Corporation.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive (and certain other) officers, and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Directors, officers, and greater-than-10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during fiscal year 1995 all Section 16(a) filing requirements applicable to its directors, officers and greater-than-10% stockholders were held in compliance.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this Item is set forth on page 4 through 6 in the registrant's Proxy Statement for the 1995 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is set forth on page 9 through 11 in the registrant's Proxy Statement for the 1995 Annual Meeting of Stockholders, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is set forth on page 9 through 11 in the registrant's Proxy Statement for the 1995 Annual Meeting of Stockholders, which information is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1. FINANCIAL STATEMENTS:

     Included as outlined in Item 8 of Part II of this report:

     Consolidated Statement of Earnings and Retained Earnings for
     each of the three years in the period ended November 30, 1995..... Page 14

     Consolidated Statement of Cash Flows for each of the three years in the period ended November 30, 1995....................... Page 15

     Consolidated Balance Sheet as of November 30, 1995 and 1994....... Page 16

     Notes to Consolidated Financial Statements........................ Page 18

     Report of Independent Accountants................................. Page 35


(a)  2. SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULES:

     Included as outlined in Item 8 of Part II of this report:

     Quarterly Financial Information (Unaudited) in Note 10 to the
     Consolidated Financial Statements................................. Page 27

There are no schedules included in Part IV of this report as they are not required, are not applicable, or the information is shown in the Notes to the Consolidated Financial Statements.

(a)  3. EXHIBITS:

     (11)  Details supporting the computation of primary and
           fully diluted earnings per share............................ Page 41
     (21)  Subsidiaries of the Registrant.............................. Page 43
     (23)  Consents of Experts and Counsel............................. Page 44
     (27)  Financial Data Schedule..................................... Page 45

(b)  REPORTS ON FORM 8-K:

     None.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 23, 1996                                  TOKHEIM CORPORATION
                                                       (Registrant)

                                             By:   DOUGLAS K. PINNER
                                                   ----------------------
                                                   President and Chief
                                                   Executive Officer

                                             By:   JOHN A. NEGOVETICH
                                                   -----------------------
                                                   Vice President and
                                                   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


DOUGLAS K. PINNER        President and Chief       February 23, 1996
-----------------------  Executive Officer


GERALD H. FRIELING, JR.  Chairman of the Board     February 23, 1996
-----------------------


WALTER S. AINSWORTH      Director                  February 23, 1996
-----------------------


ROBERT M. AKIN, III      Director                  February 23, 1996
-----------------------


JAMES K. BAKER           Director                  February 23, 1996
-----------------------


BERNARD D. COOPER        Director                  February 23, 1996
-----------------------


DR. WINFRED M. PHILLIPS  Director                  February 23, 1996
-----------------------


IAN M. ROLLAND           Director                  February 23, 1996
-----------------------


RICHARD W. HANSEN        Director                  February 23, 1996
-----------------------

                     TOKHEIM CORPORATION AND SUBSIDIARIES
                       EXHIBIT (11) - EARNINGS PER SHARE
            FOR THE YEARS ENDED NOVEMBER 30, 1995, 1994, AND 1993
                 (Amounts in thousands except amounts per share)

Primary earnings per share are based on the weighted average number of shares outstanding during each year and the assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock.

The following table presents information necessary to calculate earnings per share for fiscal years ended November 30, 1995, 1994, and 1993:

                                                         Primary
                                               ------------------------------
                                                 1995       1994       1993
                                               --------   --------   --------
Shares outstanding:
   Weighted average outstanding............       7,893      7,801      6,891
   Share equivalents.......................          18         --         49
   Adjusted outstanding....................       7,911      7,801      6,940

Earnings (loss):
   Continuing operations before cumulative
       effect of change in accounting......    $  2,876   $  1,862    $(5,867)
   Cumulative effect of change in method
     of accounting for postretirement
     benefits other than pensions..........          --    (13,416)        --
   Net earnings (loss).....................       2,876    (11,554)    (5,867)
   Preferred stock dividends...............      (1,580)    (1,617)    (1,663)
   Earnings (loss) applicable to
     common stock..........................    $  1,296   $(13,171)   $(7,530)

Earnings (loss) per common share:
   Continuing operations before cumulative
     effect of change in accounting........    $    .16   $    .03    $ (1.09)
   Cumulative effect of change in method
     of accounting for postretirement
     benefits other than pensions..........          --      (1.72)        --
   Net earnings (loss) per common share....    $    .16   $  (1.69)   $ (1.09)

                  TOKHEIM CORPORATION AND SUBSIDIARIES
                      EXHIBIT (11) - EARNINGS PER SHARE
          FOR THE YEARS ENDED NOVEMBER 30, 1995, 1994, AND 1993
                               (CONTINUED)
             (Amounts in thousands except amounts per share)


For 1995, 1994, and 1993, fully diluted earnings per share is considered to be the same as primary earnings per share, since the effect of certain potentially dilutive securities would be antidilutive.

                                                      Fully Diluted
                                             ----------------------------------
                                               1995        1994          1993
                                             --------    --------      --------
Shares outstanding:
   Weighted average outstanding............    7,893        7,801         6,891
   Share equivalents.......................       18           60            49
   Weighted conversion of preferred stock..    1,909        1,362         1,296
   Adjusted outstanding....................    9,820        9,223         8,236

Earnings (loss):
   Continuing operations before cumulative
     effect of change in accounting........  $ 2,876      $ 1,862      $ (5,867)
   Cumulative effect of change in method
     of accounting for postretirement
     benefits other than pensions..........       --      (13,416)           --
   Net earnings (loss).....................    2,876      (11,554)       (5,867)
   Incremental RSP expense.................   (1,580)      (1,617)       (1,663)
   Earnings (loss) applicable to
     common stock..........................  $ 1,296     $(13,171)    $  (7,530)

Earnings (loss) per common share:
   Continuing operations before cumulative
     effect of change in accounting........  $  0.13     $   0.03     $   (0.91)
   Cumulative effect of change in method
     of accounting for postretirement
     benefits other than pensions..........       --        (1.45)           --
   Net earnings (loss) per common share....  $  0.13     $  (1.42)    $   (0.91)

                  TOKHEIM CORPORATION AND SUBSIDIARIES
             EXHIBIT (21) - SUBSIDIARIES OF THE REGISTRANT
                            NOVEMBER 30, 1995


The Company has no corporate parent. Tokheim Corporation, an Indiana corporation, owns all of the issued and outstanding stock of each of the following corporations:

                                                  STATE OR COUNTRY
                  SUBSIDIARY                      OF INCORPORATION
  -------------------------------------------     ----------------

  Tokheim GmbH                                      Germany
  Tokheim Investment Corporation                    Texas

In addition, Tokheim Investment Corporation owns all of the issued and outstanding stock (other than directors' qualifying shares, if any, with respect to certain foreign subsidiaries) of each of the following corporations, except as noted:

                                                  STATE OR COUNTRY
                 SUBSIDIARY                       OF INCORPORATION
  -------------------------------------------     ----------------

  Sunbelt Hose & Petroleum Equipment, Inc. (A)      Georgia
  Tokheim and Gasboy of Canada Limited (B)          Canada
  Tokheim Europe B.V.                               The Netherlands
  Tokheim Limited                                   Scotland
  Tokheim South Africa (Proprietary) Limited (C)    South Africa
  Tokheim Properties (Proprietary) Limited (C)      South Africa
  Gasboy International, Inc.                        Pennsylvania

(A) In February 1990, the Company sold substantially all of the assets of this subsidiary.
(B) Owned 35% by Gasboy International, Inc. and 65% by Tokheim Investment Corporation.
(C)   Owned 100% by Tokheim and Gasboy of Canada Limited.

                   TOKHEIM CORPORATION AND SUBSIDIARIES
              EXHIBIT (23) - CONSENTS OF EXPERTS AND COUNSEL
                             NOVEMBER 30, 1995

                   CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the Incorporation by Reference in the registration statement of Tokheim Corporation on Form S-8 (file No. 1-6018) of our report dated January 24, 1996, on our audits of the consolidated financial statements of Tokheim Corporation and Subsidiaries as of November 30, 1995 and 1994, and for the years ended November 30, 1995, 1994, and 1993, which report is included in this Annual Report on Form 10-K.


COOPERS & LYBRAND L.L.P.


Fort Wayne, Indiana
February 23, 1996