Form 10-Q
period 1996-02-29
TOKHEIM CORP
filed 1996-04-12
CIK 98559

April 12, 1996



Securities & Exchange Commission
Division of Corporate Finance
500 North Capitol Street
Washington, D.C.  20549

Gentlemen:

Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, enclosed is Tokheim's Form 10-Q for the period ended February 29, 1996.

Sincerely,

TOKHEIM CORPORATION



John A. Negovetich
Vice President and
Chief Financial Officer

Enclosure

pc:  New York Stock Exchange
     Fred Axley - McDermott, Will & Emery
     Louis Pach - Coopers & Lybrand L.L.P.

                                      FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended      February 29, 1996
                                -------------------------

Commission File Number 1-6018
                      --------
                                 TOKHEIM CORPORATION
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)


          INDIANA                                          35-0712500
- - -------------------------------                        ------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


  10501 CORPORATE DR., FORT WAYNE, IN                         46845
- - ----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number including area code)  (219) 470-4600
                                                     --------------


                                NOT APPLICABLE
- - --------------------------------------------------------------------------
(Former name, former address, and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ---      ---

As of February 29, 1996, 7,938,588 shares of voting common stock were outstanding.

In addition, 802,640 shares of convertible preferred stock were held by the Retirement Savings Plan for Employees of Tokheim Corporation and Subsidiaries.

The exhibit index is located on page 6.

                        PART I.  FINANCIAL INFORMATION

                              TOKHEIM CORPORATION


ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(AMOUNTS IN THOUSANDS EXCEPT AMOUNTS PER SHARE)
                                                          Three Months Ended
                                                      -------------------------
                                                      February 29   February 28
                                                         1996           1995
                                                      -------------------------
NET SALES...........................................		$ 49,548 	    $ 45,845
Cost of sales, exclusive of items listed below......  		37,860 	      36,414
Selling, general and administrative expenses........	  	10,982 	       9,179
Depreciation and amortization.......................   		1,070 	       1,161
Interest expense (net of interest income of
  $97 and $46 in 1996 and 1995, respectively).......	     	618 	         660
Foreign currency gains..............................		    (290)	        (178)
Other expense, net..................................		     131 	         122
Loss before income taxes............................	    	(823)	      (1,513)
Income taxes........................................		    (155)	        (150)

NET LOSS............................................	 $   (668)	    $ (1,363)

Preferred stock dividends...........................	 $    389     	$    401

Net loss applicable to common stock.................		$ (1,057)	    $ (1,764)

Primary loss per common share:
    Net loss........................................		$  (0.13)	    $  (0.22)
    Weighted average shares outstanding............		    7,937 	       7,852

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly its financial position as of February 29, 1996 and the results of operations and cash flows for the three-month periods ended February 29, 1996 and February 28, 1995.

Amounts for interim periods are unaudited. Amounts for the year ended November 30, 1995 were derived from audited financial statements included in the 1995 Annual Report to Stockholders.

Certain prior year amounts in these financial statements have been reclassified to conform with current year presentation.

Fully diluted loss per share is considered to be the same as primary loss per share, since the effect of certain potentially dilutive securities would be antidilutive.

See financial statements and accompanying notes in the Company's 1995 Annual Report.

CONSOLIDATED CONDENSED BALANCE SHEET
(IN THOUSANDS)
                                                		February 29  	November 30
                                                      1996          1995
                                                  ------------  ------------
ASSETS
Current assets:
Cash and short-term investments................. 	$  4,501 	    $  2,966
Receivables, net................................		  32,619 	      45,649
Inventories:
   Raw materials and supplies...................		   9,103        	7,649
   Work in process..............................		  25,972 	      25,535
   Finished goods...............................     5,682 	       4,911
                                               	    40,757 	      38,095
   Less amount necessary to reduce certain
     inventories to LIFO method.................		   3,155 	       3,100
	                                           	       37,602 	      34,995
Prepaid expenses................................		   2,911 	       3,188
Total current assets............................		  77,633 	      86,798
Property, plant, and equipment, net.............  		27,413       	28,558
Other assets and deferred charges...............		   6,662 	       5,876
Total assets....................................  $111,708 	    $121,232

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt...........	 	$    327 	    $    351
Notes payable, banks...........................      3,167 	       2,364
Accounts payable...............................  		 14,313 	      18,689
Accrued expenses...............................	    14,106 	      18,141
Total current liabilities......................	   	31,913 	      39,545
Long-term debt.................................	   	21,205 	      21,321
Guaranteed Employees' Stock Ownership
   Plan obligation.............................   		13,583 	      14,576
Postretirement benefit liability...............	    14,096 	      13,882
Minimum pension liability......................		    3,868        	3,868
Other long-term liabilities....................	      	110 	         110
Deferred income taxes..........................		      739 	         807
                                               	    85,514 	      94,109

Redeemable convertible preferred stock.........	   	24,000 	      24,000
Guaranteed Employees' Stock Ownership
   Plan obligation.............................		  (13,280)	     (13,790)
Treasury stock, at cost........................		   (3,934)       (3,784)
	                                           	        6,786 	       6,426
Common stock...................................		   19,409 	      19,409
Guaranteed Employees' Stock Ownership
   Plan obligation.............................		     (303)	        (786)
Minimum pension liability......................		   (3,868)	      (3,868)
Foreign currency translation adjustments.......		   (4,272)	      (3,542)
Retained earnings..............................		    8,645 	       9,715
                                                   	19,611 	      20,928
Treasury stock, at cost...                            (203) 	       (231)
                                                    19,408        20,697
Total liabilities and stockholders' equity.....		 $111,708 	    $121,232

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(IN THOUSANDS)
                                                   			      Three Months Ended
                                                        ---------------------------
                                                        February 29    February 28
                                                             1996          1995
                                                        ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss............................................		    $  (668)	      $ (1,363)
Adjustments to reconcile net loss to net cash
  provided from (used in) operations:
    Depreciation and amortization....................	    	 1,070 	         1,161
    Gain on sale of property, plant, and equipment...	       	(27)	           (40)
    Deferred income taxes............................      	 	(55)	            --
    Changes in assets and liabilities:
		Receivables, net...................................    		12,692 	           616
		Inventories........................................    		(2,800)	        (2,059)
		Prepaid expenses...................................       		262 	        (1,143)
		Accounts payable...................................   	 	(4,170)	         3,098
		Accrued expenses...................................   	 	(3,614)	        (2,215)
		U.S. and foreign income taxes......................		      (177)	          (141)
		Other..............................................  		  (1,567)	            33
Net cash provided from (used in) operations..........  		     946 	        (2,053)

CASH FLOWS FROM INVESTING AND OTHER ACTIVITIES:
Plant and equipment additions........................      		(787)	        (1,948)
Proceeds from sale of property, plant, and equipment. 		      850 	            60
Net cash provided from (used in) investing and
  other activities................................... 		       63 	        (1,888)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in term debt................................     		  230 	           310
Increase notes payable, banks........................		       848 	           236
Treasury stock, net..................................      		(139)	           168
Preferred stock dividends............................ 		     (389)	          (401)

Net cash provided from financing activities.......... 	 	     550 	           313

EFFECT OF TRANSLATION ADJUSTMENT ON CASH.............       		(24)	            14

CASH AND CASH EQUIVALENTS:
Increase (decrease) in cash..........................     		1,535 	          (3,614)
Beginning of year.................................... 	 	   2,966 	           3,933
End of period........................................ 	 	$  4,501 	      $      319

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

TO OUR STOCKHOLDERS: Our sharply narrowed fiscal 1996 first quarter loss puts us squarely on the path for the fourth consecutive year of improved operating performance. This improving trend was recently acknowledged by Dun &
Bradstreet's reinstating its credit quality rating of the Company with a 4A2 designation.

SALES: Sales for the first quarter were $49,548,000, approximately 8% above sales for the year ago period of $45,845,000. The sales increase is attributable principally to the continued effects of successful new product introductions and the expansion in the number of point-of-sale networks served.

EARNINGS: The Company incurred a reduced net loss of $668,000 or $0.13 per share, a significant improvement over the net loss of $1,363,000 or $.22 per share reported in the year-ago first quarter period, which is traditionally a seasonal low point for the industry.

COSTS AND EXPENSES: Cost of goods sold as a percent of sales for the three-month period decreased 3 percentage points relative to 1995, yielding a higher operating margin primarily due to higher sales volumes, actions taken to improve the Company's cost structure and a favorable product sales mix.
Selling, general, and administrative expenses as a percentage of sales were two percentage points higher than the comparable 1995 period. Net interest expense was slightly lower than the prior year due to interest income earned on higher cash balances during the 1996 first quarter.

OTHER: Cash provided from operations for the quarter ended February 29, 1996 was $946,000 versus $2,053,000 used in operations during the prior year first quarter, a $3,000,000 positive swing in period cash flow. The improvement is mainly attributable to the collection of receivables related to the previous quarter's record sales levels. Net cash provided from investing and other activities was $63,000 in 1996, representing capital expenditures of $787,000 offset by $850,000 of proceeds primarily from the sale of an office building that had been idled by our European realignment. The net cash used in investing and other activities in the 1995 first quarter of $1,888,000 was primarily for capital expenditures. Net cash provided from financing activities of $550,000 resulted from increases in short-term obligations, offset by payment of preferred stock dividends.

DIVIDENDS:  No cash dividends on common stock were declared during the period.

OTHER DEVELOPMENTS:   We believe the underlying strong trends of the last year,
which continued into our fiscal 1996 first quarter will continue as the year progresses.  In 1996, we are continuing implementation of our strategic growth plan with a focus on development of innovative new products and programs to better serve our customers, further development of our worldwide service and support networks, penetration of new and emerging international markets and further strengthening of our domestic distribution network.

As an example of our progress toward these goals, our new Windows(R) PC-Based
Columbus Point-of-Sale (POS) system has generated a tremendous amount of interest from several customers, and was featured on the cover of the March issue of NATIONAL PETROLEUM NEWS. Further, we are committed to having 20 POS credit networks approved on the Ruby system by year-end covering virtually the entire major oil company markets, compared to 15 at 1995 year-end and none at the beginning of that year. Similarly, our Washington, Indiana plant recently received ISO 9000 certification moving us one step closer to our goal of company-wide certification to that standard. We are also currently preparing our facilities for several significant capital improvement programs aimed at further improving our production cycle times and costs, making us more competitive in our pursuit of major domestic and international customers.

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



                                        	          TOKHEIM CORPORATION
                                                   --------------------------




Date:  April 12, 1996         	                    DOUGLAS K. PINNER
     ------------------                            --------------------------
                                                   President and Chief
                                                   Executive Officer





Date:  April 12, 1996                           	  JOHN A. NEGOVETICH
     ------------------                            --------------------------
                                                 	 Vice President and
                                                 	 Chief Financial Officer

                      TOKHEIM CORPORATION AND SUBSIDIARIES
                       EXHIBIT (11) - EARNINGS PER SHARE
                       FOR THE THREE MONTH PERIODS ENDED
                   FEBRUARY 29, 1996, AND FEBRUARY 28, 1995


Primary earnings per share are based on the weighted average number of shares outstanding during each year and the assumed exercise of dilutive employees' stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock.

The following table presents information necessary to calculate earnings per share for the quarters ended February 29, 1996, and February 28, 1995:

                                                             PRIMARY
                                                     -----------------------
                                                       1996           1995
                                                     --------       --------
Shares outstanding (in thousands):
  Weighted average outstanding....................   		7,937 	        7,852
  Share equivalents............................... 		     -- 	           --
  Adjusted outstanding............................	 	  7,937 	        7,852

Net Loss..........................................   $  (668)	      $(1,363)
Preferred stock dividends......................... 		   (389)	         (401)
Net loss applicable to common stock...............   $(1,057)	      $(1,764)

Net loss per common share.........................  	$ (0.13)	      $ (0.22)

For financial reporting purposes, the loss per share, assuming full dilution, is considered to be the same as primary since the effect of the common stock equivalents would be antidilutive.
                                                           FULLY DILUTED
                                                     -----------------------
                                                        1996         1995
                                                     ----------  -----------
Shares outstanding (in thousands):
  Weighted average outstanding.....................    7,937          7,852
  Share equivalents................................       53             32
  Weighted conversion of preferred stock...........		  1,707 	        1,631
  Adjusted outstanding.............................		  9,697 	        9,515

Net Loss...........................................		$  (668)       $(1,363)
Incremental RSP expense............................		   (389)	         (401)
Net loss applicable to common stock................		$(1,057)    	  $(1,764)

Net loss per common share..........................  $ (0.11)       $ (0.19)


