Form 10-Q
period 1996-05-31
TOKHEIM CORP
filed 1996-07-12
CIK 98559

July 12, 1996



Securities & Exchange Commission
Division of Corporate Finance
500 North Capitol Street
Washington, D.C.  20549

Gentlemen:

Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, enclosed is Tokheim's Form 10-Q for the period ended May 31, 1996.

Sincerely,

TOKHEIM CORPORATION



JOHN A. NEGOVETICH
Vice President and
Chief Financial Officer

Enclosure

pc:  New York Stock Exchange
       Division of Stock List
     Fred Axley - McDermott, Will & Emery
     Louis Pach - Coopers & Lybrand

                                  FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended             May 31, 1996
                                          --------------

Commission File Number 1-6018
                      --------
                                 TOKHEIM CORPORATION
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)


           INDIANA                                          35-0712500
- -------------------------------                        --------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)


   10501 CORPORATE DR., FORT WAYNE, IN                        46845
- ----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number including area code)  (219) 470-4600
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
Yes  X    No
    ---      ---
As of May 31, 1996, 7,938,595 shares of voting common stock were outstanding.

In addition, 795,696 shares of convertible preferred stock were held by the Retirement Savings Plan for Employees of Tokheim Corporation and Subsidiaries.

The exhibit index is located on page 7.

                       PART I.  FINANCIAL INFORMATION

                             TOKHEIM CORPORATION


ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(AMOUNTS IN THOUSANDS EXCEPT AMOUNTS PER SHARE)

                                            Three Months Ended        Six Months Ended
                                           May 31,      May 31,      May 31,      May 31,
                                            1996         1995         1996         1995
                                          ----------------------    ----------------------
NET SALES...............................		$57,620 	    $54,127 	   $107,167 	    $ 99,972
Cost of sales, exclusive of items
 listed below...........................		 43,497 	     40,554 	     81,356 	      76,967
Selling, general, and administrative
 expenses...............................	 	11,958 	     10,689       22,940 	      19,867
Depreciation and amortization...........	   1,067 	      1,167 	      2,137 	       2,327
Interest expense (net of interest
  income of $75 and $172 in 1996 and $60
  and $107 in 1995 for the three-month
  and six-month periods, respectively)..		    605         	799 	      1,223 	       1,459
Foreign currency (gains) losses.........		     40 	          1 	       (250)	        (177)
Other expenses, net.....................		    268 	        302 	        399 	         428

Earnings (loss) before income taxes.....		    185 	        615 	       (638)	        (899)
Income taxes............................		   (351)	         89 	       (506)	         (62)

NET EARNINGS (LOSS).....................		$   536 	    $   526     	$  (132)	     $  (837)

Preferred stock dividends...............		$   385 	    $   395     	$   774 	     $   796
Net earnings (loss) applicable to
  common stock..........................  $   151 	    $   131 	    $  (906)	     $(1,633)

Earnings (loss) per common share:
  Primary:
    Net earnings (loss).................		$  0.02 	    $  0.02 	    $ (0.11)	     $ (0.21)
    Weighted average shares outstanding.   	8,009 	      7,904 	      7,938 	       7,864

  Fully Diluted:
    Net earnings (loss).................		$  0.02 	    $  0.01 	    $ (0.11)	     $ (0.21)
    Weighted average shares outstanding.		  9,681 	      9,659 	      7,938 	       7,864

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly its financial position as of May 31, 1996 and the results of operations and cash flows for the three-month periods and six-month periods ended May 31, 1996 and 1995.

Amounts for interim periods are unaudited. Amounts for the year ended November 30, 1995 were derived from audited financial statements included in the 1995 Annual Report to Stockholders.

See financial statements and accompanying notes in the Company's 1995 Annual Report.

CONSOLIDATED CONDENSED BALANCE SHEET
(IN THOUSANDS)

                                                   May 31,        November 30,
                                                    1996              1995
                                                 -----------      ------------
ASSETS
Current assets:
Cash and short-term investments...............  	$  2,005 	         $ 2,966
Receivables, net..............................  		 37,530           	45,649
Inventories:
   Raw materials and supplies................		     9,329 	           7,649
   Work in process............................		   25,935 	          25,535
   Finished goods.............................		    6,617 	           4,911
                                               	   41,881 	          38,095
   Less amount necessary to reduce certain
     inventories to LIFO method...............		    3,105 	           3,100
	                                           	      38,776 	          34,995
Prepaid expenses..............................		    2,519 	           3,188
Total current assets..........................     80,830            86,798
Property, plant, and equipment, net...........		   27,372 	          28,558
Other assets and deferred charges.............		   10,695 	           5,876
Total assets..................................		 $118,897 	        $121,232


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt..........	 	$    441 	        $    351
Notes payable, banks..........................	   	 2,969 	           2,364
Accounts payable..............................	  	 19,473           	18,689
Accrued expenses..............................		   14,489 	          18,141
Total current liabilities.....................		   37,372           	39,545
Long-term debt................................		   23,468 	          21,321
Guaranteed Employees' Stock Ownership
   Plan obligation............................		   13,064 	          14,576
Postretirement benefit liability..............		   14,202 	          13,882
Minimum pension liability.....................	    	3,868 	           3,868
Other long-term liabilities...................		       --              	110
Deferred income taxes.........................		      717 	             807
                                               	   92,691 	          94,109

Redeemable convertible preferred stock........		   24,000 	          24,000
Guaranteed Employees' Stock Ownership
   Plan obligation............................    (12,761)	         (13,790)
Treasury stock, at cost.......................		   (4,105)	          (3,784)
	                                           	       7,134 	           6,426

Common stock..................................		   19,409 	          19,409
Guaranteed Employees' Stock Ownership
   Plan obligation............................		     (303)	            (786)
Minimum pension liability.....................		   (3,868)	          (3,868)
Foreign currency translation adjustments......		   (4,759)	          (3,542)
Retained earnings.............................		    8,796 	           9,715
			                                                19,275 	          20,928
Treasury stock, at cost.......................		     (203)	            (231)
                                               	   19,072 	          20,697
Total liabilities and stockholders' equity....	 	$118,897 	        $121,232

CONSOLIDATED CONDENSED
STATEMENT OF CASH FLOWS
(IN THOUSANDS)


                                             		             Six Months Ended
                                                       ------------------------
                                                        May 31,       May 31,
                                                         1996          1995
                                                       ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..........................................   	 $   (132)   	 $   (837)
Adjustments to reconcile net loss to net cash
  provided by (used in) operations:
    Depreciation and amortization.................     		 2,137       	 2,327
    Gain on sale of property, plant, and
      equipment...................................      	  	(65)	         (73)
    Deferred income taxes.........................		        (55)        	(151)
    Changes in assets and liabilities:
		    Receivables, net............................		      7,289 	         399
		    Inventories.................................	     	(4,262)	      (2,168)
		    Prepaid expenses............................	        	639       	(1,254)
		    Accounts payable............................		      1,277 	       3,355
		    Accrued expenses............................		     (2,604)       (1,206)
		    U.S. and foreign income taxes...............		       (663)           35
		    Other.......................................		     (6,444)          (21)
Net cash provided by (used in) operations.........		     (2,883)	         406

CASH FLOWS FROM INVESTING AND OTHER ACTIVITIES:
Plant and equipment additions.....................		     (1,986)	      (3,613)
Proceeds from sale of property, plant, and
   equipment.....................................	          977 	         106
Net cash used in investing and other activities...		     (1,009)     	 (3,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in term debt.............................		      3,295 	       1,379
Increase notes payable, banks.....................		        725 	         712
Treasury stock, net...............................		       (310)	         185
Preferred Stock dividends.........................		       (774)	        (796)

Net cash provided by financing
   activities.....................................	    	  2,936 	       1,480

EFFECT OF TRANSLATION ADJUSTMENT ON CASH..........         		(5)	          81

CASH AND CASH EQUIVALENTS:
Decrease in cash..................................		       (961)      	(1,540)
Beginning of year.................................		      2,966      	  3,933
End of period.....................................		    $ 2,005      	$ 2,393

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales for the second quarter reflected a 6.5% increase over those recorded in the same quarter in the prior year with domestic sales up 5.7% and international sales up 7.6%

SALES: Consolidated sales for the fiscal 1996 second quarter were $57,620,000 versus sales of $54,127,000 reported in the comparable period in 1995. Second quarter sales were 16.3% over the $49,548,000 reported in the fiscal 1996 first quarter. Sales of $107,167,000 for the first six months were up 7.2% over sales of $99,972,000 reported in the same period last year. The improvement in sales is attributable principally to the acceptance of new products by the domestic market place and the continued penetration of foreign markets.

EARNINGS: Consolidated net earnings in the fiscal 1996 second quarter were $536,000, or $0.02 per share on a primary basis, compared to earnings of $526,000, or $0.02 per share, reported in the previous year's second quarter.
A net loss of $132,000, or $0.11 per share on a primary basis, was reported for the first six months of 1996 compared to a net loss of $837,000, or $0.21 per share, incurred for the same period last year.

COSTS AND EXPENSES: Gross margin as a percent of sales was 24.5% compared to 25.1% reported in the fiscal 1995 second quarter. This decrease was due to product development costs primarily attributable to work on the three-year supply contract announced April 3, with Royal Dutch Shell for the Asian region. Sales related to this contract are estimated at $50 to $70 million over a three year period. We expect to begin realizing the financial benefit of this contract in the third quarter. Selling, General and Administrative expenses were 20.8% of sales versus 19.8% in the prior year. Net interest expense was $194,000 below the prior year.

OTHER: Cash used in operations for the six-month period ended May 31, 1996 was $2,883,000 versus $406,000 provided from operations in the prior year's second quarter. The decrease relative to the prior year reflects the financial effect of deposits made on the purchase of manufacturing equipment to be installed at our Fort Wayne, Indiana manufacturing facility during the third and fourth quarters of 1996. The equipment purchase is part of our previously announced $12.8 million capital expenditure program to improve plant productivity and manufacturing, capacity, product design capability and quality of both products and processes. Deposits related to the proposed acquisition of Sofitam International discussed below are also included in quarterly cash usage.

Funds used in investing and other activities were $1,009,000 in 1996, representing $1,986,000 in capital expenditures less $977,000 in proceeds from the sale of property and equipment. Cash used in investing and other activities in the 1995 second quarter was $3,507,000 reflecting capital expenditures of $3,613,000 offset by proceeds from the sale of equipment of $106,000.

Cash generated from financing activities of $2,936,000 in 1996 and $1,480,000 in in 1995 principally represented increases in debt less preferred stock dividend payments. The 1996 increase in debt represents an increase due to deposits on machinery and equipment and deposits for the acquisition.

DIVIDENDS:  No cash dividends on common stock were declared during the period.

OTHER DEVELOPMENTS: On June 25, 1996, Tokheim announced an agreement to purchase the petroleum dispensing marketing and services business of Paris, France-based Sofitam International in a transaction having an aggregate purchase price of approximately $108 million, subject to post-closing adjustments.

The Sofitam acquisition has major strategic significance to Tokheim in that the merged businesses create the world's largest independent designer, manufacturer and servicer of electronic and mechanical petroleum dispensing marketing systems, including service station equipment, point-of-sale control systems and cash-and-credit card-activated transaction systems. The combined global entity would have proforma revenues of approximately $425 million and have complementary facilities throughout Europe, the United Kingdom, Africa, the United States and Canada. The acquisition is anticipated to be completed by the early fall.

This combination of two companies, who have enjoyed strong industry position on two separate continents, consolidates our respective relative strengths in Northern and Southern Europe and Africa. It represents a significant augmentation to Tokheim's recently established strong base in Asia Pacific and Eastern and Central Europe by creating and combining an unparalleled global service network, we are creating a structure that is congruent with the globalization strategies of our major oil customers. It also creates the requisite critical infrastructure to support broader and more advanced technological development. Sofitam International and Satam are highly respected names in our industry with good management, and we look forward to realizing the full potential of this global partnership.

                       	PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:
   	(11) Details supporting the computation of primary and fully diluted earnings per share.

(b)	Reports on Form 8-K

A form 8-K, Current Report, was filed on April 12, 1996. This form was filed to report a significant strengthening of the Company's relationship with the Royal Dutch Shell Group of companies through having been chosen as the exclusive supplier of fuel dispensing equipment for Shell's operating companies in 6 Asian countries, including Hong Kong, Malaysia, Pakistan, the Philippines, Singapore, and Thailand. The report was dated April 3, 1996.

A form 8-K, Current Report, was filed on July 9, 1996. This form was filed to report the signing of an agreement to acquire the petroleum dispensing marketing and service business of Paris-based Sofitam International in a transaction having an aggregate purchase price of approximately $108 million, subject to post-closing adjustments. The report was dated June 26, 1996.

                                    	SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     	          TOKHEIM CORPORATION
                                          -------------------------------



Date:  July 12, 1996                     	 DOUGLAS K. PINNER
      ---------------                     --------------------------------
                                         	 President and Chief Executive
                                           Officer


Date:  July 12, 1996                     	 JOHN A. NEGOVETICH
      ---------------                     --------------------------------
                                         	 Vice President and Chief
                                           Financial Officer

                     TOKHEIM CORPORATION AND SUBSIDIARIES
                      EXHIBIT (11) - EARNINGS PER SHARE
                   FOR THE THREE MONTH AND SIX MONTH PERIODS
                      ENDED MAY 31, 1996 and MAY 31, 1995


Primary earnings per share are based on the weighted average number of shares outstanding during each year and the assumed exercise of dilutive employees' stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock.

The following table presents information necessary to calculate earnings per share for the three month and six month periods ended May 31, 1996 and May 31, 1995:

                                                            PRIMARY
                                           -----------------------------------------
                                           Three Months Ended      Six Months Ended
                                           ------------------     ------------------
                                            May 31,   May 31,       May 31,  May 31,
                                             1996      1995          1996     1995
                                           -----------------------------------------
Shares outstanding (in thousands):
  Weighted average outstanding..........   		7,938    	7,877 	      7,938 	    7,864
  Share equivalents.....................		      71   	    27 	         -- 	       --
  Adjusted outstanding..................		   8,009 	   7,904 	      7,938 	    7,864

Net earnings (loss).....................	     	536 	     526 	       (132)	     (837)
Preferred stock dividends...............		    (385)	    (395)	       (774)	     (796)
Net earnings (loss) applicable to
  common stock..........................		  $  151 	  $  131 	     $ (906)	  $(1,633)

Net earnings (loss) per common share....		  $ 0.02 	  $ 0.02      	$(0.11)	  $ (0.21)

For financial reporting purposes, the loss per share, assuming full dilution, is considered to be the same as primary since the effect of the common stock equivalents would be antidilutive.

                                                         FULLY DILUTED
                                           -----------------------------------------
                                           Three Months Ended      Six Months Ended
                                           ------------------     ------------------
                                           May 31,    May 31,     May 31,    May 31,
                                             1996       1995        1996       1995
                                           -----------------------------------------
Shares outstanding (in thousands):
  Weighted average outstanding..........		  7,938   	  7,877 	     7,938 	    7,864
  Share equivalents.....................		     71 	       33         	63 	       33
  Weighted conversion of preferred
    stock...............................    1,672    	 1,749 	     1,714 	    1,693
  Adjusted outstanding..................		  9,681    	 9,659 	     9,715 	    9,590

Net earnings (loss).....................		    536 	      526 	      (132)	     (837)
Incremental RSP expense.................  	  (385)	     (395)	      (774)	     (796)
Net earnings (loss) applicable to common
  stock.................................	 	$  151    	$  131 	   $  (906)   $(1,633)

Net earnings (loss) per common share....	 	$ 0.02 	   $ 0.01 	   $ (0.09)	  $ (0.17)