Form 10-Q
period 1996-08-31
TOKHEIM CORP
filed 1996-10-15
CIK 98559

October 14, 1996



Securities & Exchange Commission
Division of Corporate Finance
500 North Capitol Street
Washington, D.C.  20549

Gentlemen:

Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, enclosed is Tokheim's Form 10-Q for the period ended August 31, 1996.

Sincerely,

TOKHEIM CORPORATION



JOHN A. NEGOVETICH
President, N.A. Operations and
Chief Financial Officer

enclosure

pc:  New York Stock Exchange
       Division of Stock List
     Fred Axley - McDermott, Will & Emery
     Louis Pach - Coopers & Lybrand

                                  FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended           August 31, 1996
                                          --------------

Commission File Number 1-6018
                      --------
                                 TOKHEIM CORPORATION
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)


           INDIANA                                          35-0712500
-------------------------------                        --------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)


   10501 CORPORATE DR., FORT WAYNE, IN                        46845
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number including area code)  (219) 470-4600
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
Yes  X    No
    ---      ---
As of August 31, 1996, 7,938,595 shares of voting common stock were outstanding.

In addition, 795,696 shares of convertible preferred stock were held by the Retirement Savings Plan for Employees of Tokheim Corporation and Subsidiaries.

The exhibit index is located on page 7.

                       PART I.  FINANCIAL INFORMATION

                             TOKHEIM CORPORATION


ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(AMOUNTS IN THOUSANDS EXCEPT AMOUNTS PER SHARE)

                                            Three Months Ended        Nine Months Ended
                                         August 31,   August 31,   August 31,   August 31,
                                            1996         1995         1996         1995
                                          ----------------------    ----------------------
NET SALES...............................		$59,044 	    $52,935 	   $166,212 	    $152,907
Cost of sales, exclusive of items
 listed below...........................		 45,451 	     40,577 	    126,809 	     117,544
Selling, general, and administrative
 expenses...............................	 	11,093 	     10,505       34,033 	      30,372
Depreciation and amortization...........	     989 	      1,165 	      3,126 	       3,492
Interest expense (net of interest
  income of $172 and $344 in 1996 and $75
  and $182 in 1995 for the three-month
  and nine-month periods, respectively).		    726         	695 	      1,949 	       2,155
Foreign currency (gains) losses.........		     39 	        227 	       (211)	          50
Other expenses, net.....................		    592 	        614 	        990 	       1,040

Earnings (loss) before income taxes.....		    154 	       (848) 	      (484)	      (1,746)
Income taxes............................		    266	          93 	       (240)	          32

NET LOSS................................		$  (112) 	   $  (941)    	$  (244)      $(1,778)

Preferred stock dividends...............		$   385 	    $   392     	$ 1,159 	     $ 1,188
Net loss applicable to
  common stock..........................  $  (497) 	   $(1,333) 	   $(1,403) 	    $(2,966)

Loss per common share:
  Primary:
    Net loss............................		$ (0.06) 	   $ (0.17) 	   $ (0.18)      $ (0.38)
    Weighted average shares outstanding.   	7,939 	      7,913 	      7,938 	       7,880

  Fully diluted:
    Net loss............................		$ (0.06) 	    $(0.17) 	   $ (0.18)     $  (0.38)
    Weighted average shares outstanding.		  7,939 	      7,913 	      7,938 	       7,880

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly its financial position as of August 31, 1996 and the results of operations and cash flows for the three-month periods and nine-month periods ended August 31, 1996 and 1995.

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

CONSOLIDATED CONDENSED BALANCE SHEET
(IN THOUSANDS)

                                                 August 31,       November 30,
                                                    1996              1995
                                                 -----------      ------------
ASSETS
Current assets:
Cash and short-term investments...............  	$  6,974 	         $ 2,966
Receivables, net..............................  		 38,148           	45,649
Inventories:
   Raw materials and supplies................		     7,859 	           7,649
   Work in process............................		   27,716 	          25,535
   Finished goods.............................		    5,661 	           4,911
                                               	   41,236 	          38,095
   Less amount necessary to reduce certain
     inventories to LIFO method...............		    3,180 	           3,100
	                                           	      38,056 	          34,995
Prepaid expenses..............................		    2,411 	           3,188
Total current assets..........................     85,589            86,798
Restricted cash held in escrow................     96,401              ----
Property, plant, and equipment, net...........		   26,375 	          28,558
Other assets and deferred charges.............		    9,363 	           5,876
Total assets..................................		 $217,728 	        $121,232


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt..........	 	$    386 	        $    351
Notes payable, banks..........................	   	 3,153 	           2,364
Accounts payable..............................	  	 17,900           	18,689
Accrued expenses..............................		   15,149 	          18,141
Total current liabilities.....................		   36,588           	39,545
Long-term debt................................		  123,392 	          21,321
Guaranteed Employees' Stock Ownership
   Plan obligation............................		   12,535 	          14,576
Postretirement benefit liability..............		   14,351 	          13,882
Minimum pension liability.....................	    	3,868 	           3,868
Other long-term liabilities...................		      ---              	110
Deferred income taxes.........................		      822 	             807
                                               	  191,556 	          94,109

Redeemable convertible preferred stock........		   24,000 	          24,000
Guaranteed Employees' Stock Ownership
   Plan obligation............................    (12,232)	         (13,790)
Treasury stock, at cost.......................		   (4,129)	          (3,784)
	                                           	       7,639 	           6,426

Common stock..................................		   19,409 	          19,409
Guaranteed Employees' Stock Ownership
   Plan obligation............................		     (303)	            (786)
Minimum pension liability.....................		   (3,868)	          (3,868)
Foreign currency translation adjustments......		   (4,800)	          (3,542)
Retained earnings.............................		    8,298 	           9,715
			                                                18,736 	          20,928
Treasury stock, at cost.......................		     (203)	            (231)
                                               	   18,533 	          20,697
Total liabilities and stockholders' equity....	 	$217,728 	        $121,232

CONSOLIDATED CONDENSED
STATEMENT OF CASH FLOWS
(IN THOUSANDS)


                                             		            Nine Months Ended
                                                       ------------------------
                                                      August 31,    August 31,
                                                         1996          1995
                                                       ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..........................................   	 $   (244)   	 $ (1,778)
Adjustments to reconcile net loss to net cash
  used in operations:
    Depreciation and amortization.................     		 3,126       	 3,492
    Gain on sale of property, plant, and
      equipment...................................      	  	(70)	         (62)
    Deferred income taxes.........................		         35         	(134)
    Changes in assets and liabilities:
		    Receivables, net............................		      6,648 	       4,369
		    Inventories.................................	     	(3,489)	      (3,821)
		    Prepaid expenses............................	        	766       	(1,387)
		    Accounts payable............................		       (301) 	        (53)
		    Accrued expenses............................		     (1,682)         (125)
		    U.S. and foreign income taxes...............		       (788)         (150)
		    Other.......................................		     (5,125)         (366)
Net cash used in operations....................... 	     (1,124)	         (15)

CASH FLOWS FROM INVESTING AND OTHER ACTIVITIES:
Restricted cash held in escrow....................      (96,401)          ---
Plant and equipment additions.....................		     (1,887)	      (4,204)
Proceeds from sale of property, plant, and
   equipment.....................................	        1,007 	         106
Net cash used in investing and other activities...		    (97,281)     	 (4,098)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in term debt.............................		    103,071 	       1,370
Increase notes payable, banks.....................		        848 	       1,315
Treasury stock, net...............................		       (334)	         278
Preferred stock dividends.........................		     (1,159)	      (1,188)

Net cash provided by financing activities........	     	102,426 	       1,775

EFFECT OF TRANSLATION ADJUSTMENT ON CASH..........         	(13)	         110

CASH AND CASH EQUIVALENTS:
Decrease in cash..................................		      4,008       	(2,228)
Beginning of year.................................		      2,966      	  3,933
End of period.....................................		    $ 6,974      	$ 1,705

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales for the third quarter reflected an 11.5% increase over those recorded in the same quarter in the prior year with international sales up 33.8% and domestic demand remaining strong.

SALES: Consolidated sales for the fiscal 1996 third quarter were $59,044,000 versus sales of $52,935,000 reported in the comparable period in 1995. Third quarter sales were 19.2% over the $49,548,000 reported in the fiscal 1996 first quarter and 2.5% over the $57,620,000 reported in the fiscal 1996 second quarter. Sales of $166,212,000 for the first nine months were up 8.7% over sales of $152,907,000 reported in the same period last year. The improvement in sales is attributable principally to the acceptance of new products by the domestic market place and the continued penetration of foreign markets.

EARNINGS: Consolidated net loss in the fiscal 1996 third quarter was $112,000, or $0.06 per share on a primary basis, compared to a net loss of $941,000, or $0.17 per share, reported in the previous year's third quarter.
A net loss of $244,000, or $0.18 per share on a primary basis, was reported for the first nine months of 1996 compared to a net loss of $1,778,000, or $0.38 per share, incurred for the same period last year.

COSTS AND EXPENSES: Gross margin as a percent of sales was 23.0% compared to 23.3% reported in the fiscal 1995 third quarter. This decrease was due to an increase in product development costs primarily attributable to work on the three-year supply contract announced April 3, with Royal Dutch Shell for the Asian region and mix of sales. Sales related to this contract are estimated at $50 to $70 million over a three year period. Gross margin for the nine month periods ended August 31, 1996 and 1995 were 23.7% and 23.1%, respectively. This increase is attributable to the favorable first quarter results primarily due to higher sales volumes, actions taken to improve the Company's cost structure and a favorable product sales mix, partially offset by the cost described above.

Selling, general, and administrative expenses increased as a percent of sales 0.2% and 0.9% over comparable 1995 levels for the three month and nine month periods, respectively. These increases are generally attributable to legal fees to defend the Company against certain pending cases, increased employee cost, and a customer satisfaction program related to previously sold dispensers.

Net interest expense for the fiscal 1996 third quarter was $726,000 versus $695,000 reported in the comparable period in 1995. This increase was attributable to eight days of interest on the recently issued 11.5% Senior Subordinated Notes offset by the interest income from the bond proceeds held in escrow. Net interest expenses of $1,949,000 for the first nine months decreased from net interest expense of $2,155,000 reported in the same period last year. This decrease is due to reduced average borrowings throughout most of the first nine month period offset by an increase in interest income.

Depreciation and amortization decreased $176,000 and $366,000, respectively, for the three and nine month periods ended August 31, 1996 from the same periods one year ago. These decreases were due to assets becoming fully depreciated in previous periods and utilization of operating leases to finance the current capital needs.

Foreign currency loss for the three months ended August 31, 1996 is decreased considerably from the same period one year ago. In the prior year devaluation of the major European currencies caused an adverse effect on our European subsidiaries. The favorable impact in the nine period ended August 31, 1996 is due to the overall strengthening of those same European currencies during the current year.

Other expenses,net as a percent of sales or in dollars did not significantly change compared to the three and nine month periods ended August 31, 1995.

OTHER: Cash used in operations for the nine-month period ended August 31, 1996 was $1,124,000 versus $15,000 in the prior year's third quarter.
The decrease relative to the prior year reflects the financial effect of deferred charges related to the acquisition of Sofitam International.
These items are reflected under the caption "Other assets and deferred charges" in the balance sheet.

Funds used in investing and other activities were $97,281,000 in 1996, representing $1,887,000 in capital expenditures less $1,007,000 in proceeds from the sale of property and equipment. In addition, $96,401,000 net proceeds from the issuance of 11.5% Senior Subordinated Notes was held in escrow to fund the purchase of the fuel pump business of Sofitam International. Cash used in investing and other activities in the 1995 third quarter was $4,098,000 reflecting capital expenditures of $4,204,000 offset by proceeds from the sale of equipment of $106,000.

Cash generated from financing activities of $102,426,000 in 1996 and $1,775,000 in 1995 principally represented increases in debt less preferred stock dividend payments. The 1996 increase in debt represents an increase due to the placement of $100,000,000 11.5% Senior Subordinated Notes maturing in the year 2006 and deferred charges for the acquisition.

DIVIDENDS:  No cash dividends on common stock were declared during the period.

OTHER DEVELOPMENTS: The recent acquisition of the petroleum dispenser business of Sofitam S.A., a Paris, France based corporation, launches us to a leadership position in the petroleum dispensing industry with approximately $400 million in combined product and service support revenues from around the world.

The $108 million purchase transaction was financed by the private placement of $100 million principal amount of Tokheim Corporation 11.5% Senior Subordinated Notes due 2006, and the utilization of a portion of an $80 million bank credit facility.

                       	PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

(a)	Exhibits:
   	(11) Details supporting the computation of primary and fully diluted earnings per share.

                                    	SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     	          TOKHEIM CORPORATION
                                          -------------------------------



Date: October 15, 1996                     	 DOUGLAS K. PINNER
      ---------------                     --------------------------------
                                         	 President and Chief Executive
                                           Officer


Date: October 15, 1996                     	 JOHN A. NEGOVETICH
      ---------------                     --------------------------------
                                         	 President, N.A. Operations
                                              and Chief Financial Officer

                     TOKHEIM CORPORATION AND SUBSIDIARIES
                      EXHIBIT (11) - EARNINGS PER SHARE
                 FOR THE THREE MONTH AND NINE MONTH PERIODS
                  ENDED AUGUST 31, 1996 and AUGUST 31, 1995


Primary earnings per share are based on the weighted average number of shares outstanding during each year and the assumed exercise of dilutive employees' stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock.

The following table presents information necessary to calculate earnings per share for the three month and nine month periods ended August 31, 1996 and August 31, 1995:

                                                            PRIMARY
                                           -----------------------------------------
                                           Three Months Ended     Nine  Months Ended
                                           ------------------     ------------------
                                          August 31, August 31,  August 31, August 31,
                                             1996      1995          1996     1995
                                           -----------------------------------------
Shares outstanding (in thousands):
  Weighted average outstanding..........   		7,939    	7,913 	      7,938 	    7,880
  Share equivalents.....................		      --   	    -- 	         -- 	       --
  Adjusted outstanding..................		   7,939 	   7,913 	      7,938 	    7,880

Net loss................................	    $(112) 	$  (941) 	   $  (244)    (1,778)
Preferred stock dividends...............	     (385)     (392)	     (1,159)    (1,188)
Loss applicable to common stock.........		   $(497)  $(1,333) 	   $(1,403)   $(2,966)
Net loss per common share...............		  $(0.06)   $(0.17)     	$(0.18)    $(0.38)

For financial reporting purposes, the loss per share, assuming full dilution, is considered to be the same as primary since the effect of the common stock equivalents would be antidilutive.

                                                         FULLY DILUTED
                                           -----------------------------------------
                                           Three Months Ended     Nine Months Ended
                                           ------------------     ------------------
                                          August 31, August 31,  August 31, August 31,
                                             1996       1995        1996       1995
                                           -----------------------------------------
Shares outstanding (in thousands):
  Weighted average outstanding..........		  7,939   	  7,913 	     7,938 	    7,880
  Share equivalents.....................		     63 	       16         	63 	       26
  Weighted conversion of preferred
    stock...............................    1,705    	 1,905 	     1,711 	    1,810
  Adjusted outstanding..................		  9,707    	 9,834 	     9,712 	    9,716

Net loss................................		 $ (112) 	 $  (941) 	  $  (244)   $(1,778)
Incremental RSP expense.................  	  (385)	     (392)	    (1,159)	   (1,188)
Loss applicable to common
  stock.................................	 	$ (497)   $(1,333) 	  $(1,403)   $(2,966)

Net loss per common share...............	 	$(0.05) 	 $ (0.14) 	  $ (0.14)   $ (0.31)