Form 10-K/A
period 1995-11-30
TOKHEIM CORP
filed 1996-11-20
CIK 98559

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               FORM 10-K/A

(X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For fiscal year ended NOVEMBER 30, 1995

     Commission file number 1-6018


                              TOKHEIM CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           INDIANA                                          35-0712500
------------------------------                    ------------------------------
   (State of Incorporation)                         (I.R.S. Employer I.D. No.)


  10501 CORPORATE DR., P.O. BOX 360, FORT WAYNE, INDIANA              46801
----------------------------------------------------------        --------------
         (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code (219) 470-4600


Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
           Title of each class                    on which registered
        --------------------------             -------------------------
        COMMON STOCK, NO PAR VALUE              NEW YORK STOCK EXCHANGE


Securities registered pursuant to Section l2(g) of the Act:   NONE
                                                            --------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X        No
                             -----          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [_]

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


                      Documents Incorporated by Reference
                      -----------------------------------

                 Document                         Form 10-K
             ---------------              ------------------------
             Proxy Statement              Part  III, Item(s) 10-13

The Table of Contents is located on the following page. The Exhibit Index is located on Page 39.

                              TOKHEIM CORPORATION

                        1995 FORM 10-K/A ANNUAL REPORT

                               TABLE OF CONTENTS



                                    PART I

Item 1.   Business ........................................................   3

Item 2.   Properties ......................................................   6

Item 3.   Legal Proceedings ...............................................   6

Item 4.   Submission of Matters to a Vote of Security Holders .............   6



                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters .............................................   7

Item 6.   Selected Financial Data .........................................   7

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ...........................................  11

Item 8.   Financial Statements and Supplementary Data .....................  14

Item 9.   Disagreements on Accounting and Financial Disclosure ............  36



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant ..............  36

Item 11.  Executive Compensation ..........................................  38

Item 12.  Security Ownership of Certain Beneficial Owners and Management ..  38

Item 13.  Certain Relationships and Related Transactions ..................  38



                                    PART IV

Item l4.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K ........................................................  39

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

During the year, the Fort Wayne facility achieved a quality milestone--ISO 9000 certification. This was an important accomplishment for the Fort Wayne plant, which now joins the plants in the U.K. and South Africa which are also ISO certified. ISO 9000 will help the Company to continue its expansion into markets recognizing this certification, especially European markets.




The International Standards Organization (ISO), in Geneva, Switzerland, was founded in 1946 to develop a common set of standards in manufacturing, trade and communications. It is composed of the national standards institutes and organizations of 97 countries worldwide. First published in 1987, the standards have been rapidly adopted by organizations in Europe, Asia and North America. In addition, there is a movement by several industries in the European Union where ISO certification is now a prerequisite to product certification. The standards have been endorsed by the American Society of Quality Control, the European Standards Institutes, and by the Japanese Industrial Standards Committee.

The standards are designed to: establish consistent language and terminology; provide baseline quality practices that are accepted internationally; and reduce the need for costly on-site supplier assessments.

The standards require: a standard language for documenting quality practices; a system to track and manage evidence that these practices are instituted throughout the organization; and a third-party auditing model to review, certify and maintain certification of organizations.

In 1995 the Company introduced a number of new products, including the Windows(R) PC-based Columbus point-of-sale (POS) system. In addition, the existing POS system was expanded to include 15 major oil company networks, with plans to expand to 20 networks, covering virtually the entire industry, by the end of 1996. Another significant product introduction in 1995 was the new line of retrofit dispenser heads which enable installed Tokheim equipment to have the same electronics and functionality as our newest designs.


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

In 1995, 1994, and 1993, the petroleum industry accounted for all of the Company's sales. Approximately 85%, 83%, and 81%, respectively, of the Company's sales were derived from the sale of service station gasoline dispensers, parts, accessories, and service contracts, which are sold to major oil companies for their own gasoline stations and to independent retail station owners through the Company's distributor and manufacturers' representative organization.

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

Products are distributed in the United States by a sales organization which operates from national account offices, district sales offices, petroleum equipment firms, industrial suppliers, and distributors in major cities across the United States. In areas outside the United States, product distribution is accomplished by the International Division through foreign subsidiaries, distributors, and special sales representatives. In addition to its widespread sales organization, there are more than 1,400 trained field service representatives acting as independent contractors, many of whom maintain service parts inventory. The Company's Customer Service Division maintains a Help Desk which is open 24 hours a day, 365 days a year for immediate responsiveness to service needs. Additionally, the Customer Service Division maintains a continuing program of service clinics for personnel of customers and distributors, both in the field and at the Company's training centers. The business is somewhat seasonal, primarily relating to the construction season and increased purchase activity by major oil companies toward the end of the calendar year.

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

With respect to service station automation, a separate independent study has estimated that approximately 30,000 stations will install point-of-sale systems between 1993 and 1999. It is therefore expected that overall market demand may be on the rise throughout this period.

The Company's conclusions regarding international markets arise from its sales experience suggesting that international markets tend to follow the lead of the United States in addressing environmental issues and automation opportunities. Strong demand from emerging markets during the past year is expected to continue into and favorably impact 1996.

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


NEW PRODUCTS

The Company spent approximately $12.7 million in 1995; $10.2 million in 1994; and $8.6 million in 1993 on activities related to the support and improvement of existing products, manufacturing methods, the development of new products, and other applied research and development. Last year, a major investment was made to upgrade our engineering facility with an advanced CAD/CAM system. Not only was the Company successful in implementing the system, but also in applying it to new product introductions. Research and development projects are evaluated on the basis of cash payback and return on investment.

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

Products introduced in the commercial and fleet market segments include ASTRA, a unique electronic commercial dispenser with a remote display designed specifically for the above-ground market; Fuel Point, a fully automated fuel management system which captures vehicle identification and odometer information at the dispenser nozzle; and Oilex, a fully automated oil change device capable of changing the oil in a commercial truck in less than ten minutes through a single connection.


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

The Company owns an engineering and design center and corporate office building and an adjacent 116-acre tract of unimproved land located north of Fort Wayne, Indiana. The building in Leiderdorp, The Netherlands, which previously housed a distribution facility, was sold subsequent to November 30, 1995. The Company now leases space in Leiderdorp, The Netherlands for a sales and technical support facility.


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

In the opinion of the Company's management, amounts accrued for awards or assessments in connection with environmental, product liability and other legal matters are adequate, and ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations or cash flow.


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


                        QUARTERLY HIGH-LOW SHARE PRICES

                                  1995                 1994
                             --------------      ----------------
                              Share Price          Share Price
                Quarter         High-Low             High-Low
                -------      --------------      ----------------
                   1         9 5/8 -- 7 1/4      15 1/8 -- 11
                   2         9 1/4 -- 7 1/2      14     -- 11
                   3         9     -- 6 1/2      12 1/8 --  8 5/8
                   4         7 3/4 -- 6 3/8       9 5/8 --  8 1/4

In September 1993, the Company issued an additional 1,283,000 shares of common stock through a private placement offering, resulting in net proceeds of approximately $11.5 million.

On July 10, 1989, the Company sold 960,000 shares of convertible cumulative preferred stock to the Trust of the Company's Retirement Savings Plan (RSP) at the liquidation value of $25 per share, or $24 million. The preferred shares have a dividend rate of 7.75%. The Trustee, who holds the preferred shares, may elect to convert each preferred share to one common share in the event of redemption by Tokheim, certain consolidations or mergers of Tokheim, or a redemption by the Trustee which is necessary to provide for distributions under the RSP. A participant may elect to receive a distribution from the RSP in cash or common stock. If redeemed by the Trustee, the Company is responsible for purchasing the preferred shares at the $25 floor value. The Company may elect to pay the redemption price in cash or an equivalent amount of common stock. Due to the redemption characteristics of the stock, the aggregate amount of future redemptions for the next five years cannot be determined.

ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data is not covered by the Auditor's Report, but should be read in conjunction with the Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SELECTED FINANCIAL DATA
TOKHEIM CORPORATION AND SUBSIDIARIES
(Amounts in thousands except amounts per share)

                                                                  1995         1994         1993
                                                                --------     --------     --------
OPERATING RESULTS:
    Net sales .............................................     $221,573     $202,134     $172,306
    Cost of products sold (2) .............................      167,329      154,652      133,326
    Equity in net loss of unconsolidated affiliate ........           --           --           --
    Earnings (loss) before income taxes, cumulative effect
      of accounting change, and discontinued operations ...        2,915        2,119       (5,745)
    Earnings (loss) before income taxes, cumulative effect
      of accounting change, and discontinued operations
      percent of sales ....................................          1.3%         1.0%        (3.3)%
    Income taxes...........................................           39          257          122
    Earnings (loss) before cumulative effect of accounting
      change and discontinued operations ..................        2,876        1,862       (5,867)
    Cumulative effect of accounting change ................           --      (13,416)          --
    Earnings (loss) from continuing operations ............        2,876      (11,554)      (5,867)
    Total earnings from discontinued operations ...........           --           --           --
    Net earnings (loss) ...................................        2,876      (11,554)      (5,867)
    Net earnings (loss) percent of sales ..................          1.3%        (5.7)%       (3.4)%
    Dividends paid common .................................           --           --           --
    Dividends paid preferred ..............................        1,580        1,617        1,663
PRIMARY PER SHARE:
    Earnings (loss) from continuing operations before
      cumulative effect of accounting change ..............          .16          .03        (1.09)
    Cumulative effect of  accounting change ...............           --        (1.72)          --
    Discontinued operations ...............................           --           --           --
    Net earnings (loss) ...................................          .16        (1.69)       (1.09)
FULLY DILUTED PER SHARE:
    Earnings (loss) from continuing operations before
      cumulative effect of accounting change ..............          .13          .03        (1.09)
    Cumulative effect of accounting change ................           --        (1.72)          --
    Discontinued operations ...............................           --           --           --
    Net earnings (loss) ...................................          .13        (1.69)       (1.09)
    Dividends paid per common share .......................           --           --           --
FINANCIAL POSITION:
    Current assets ........................................       86,798       80,408       83,139
    Current liabilities ...................................       39,545       36,114       53,725
    Current ratio .........................................     2.2 to 1     2.2 to 1     1.5 to 1
    Working capital .......................................       47,253       44,294       29,414
    Term debt .............................................       21,321(5)    18,941(5)     5,374
    Guaranteed Employees' Stock Ownership Plan (RSP)
      obligation ..........................................       14,576       16,975       19,206
    Property, plant, and equipment, net ...................       28,558       27,425       29,004
    Total assets ..........................................      121,232      113,505      117,065
    Stockholders' equity ..................................       27,123       25,116       33,640
    Return on average equity ..............................         10.4%       (41.8)%      (21.3)%
    Term debt percent of equity ...........................         78.6%        75.4%        16.0%
    Term debt percent of equity with Guaranteed
      Employees' Stock Ownership Plan (RSP) obligation ....        132.3%       143.0%        73.1%
    Primary average number of common shares ...............        7,911        7,801        6,940
    Fully diluted average number of common shares .........        9,820        9,223        8,236
CAPITAL EXPENDITURES AND DEPRECIATION:
    Capital expenditures ..................................        5,559        2,757        2,503
    Depreciation ..........................................        4,216        4,405        4,813

See footnote explanations on page 10.

SELECTED FINANCIAL DATA
TOKHEIM CORPORATION AND SUBSIDIARIES
(AMOUNTS IN THOUSANDS EXCEPT AMOUNTS PER SHARE)

                                                                1992 (1)     1991 (1)
                                                                --------     --------
OPERATING RESULTS:
    Net sales .............................................     $162,089     $167,522
    Cost of products sold (2) .............................      128,690      131,903
    Equity in net loss of unconsolidated affiliate ........           --          754
    Earnings (loss) before income taxes, cumulative effect
      of accounting change, and discontinued operations ...      (33,801)     (21,954)
    Earnings (loss) before income taxes, cumulative
      effect of accounting change, and discontinued
      operations percent of sales .........................        (20.8)%      (13.1)%
    Income taxes ..........................................        1,383        1,194
    Earnings (loss) before cumulative effect of accounting
      change and discontinued operations ..................      (35,184)     (23,148)
    Cumulative effect of accounting change ................           --           --
    Earnings (loss) from continuing operations ............      (35,184)     (23,148)
    Total earnings from discontinued operations ...........       10,278        1,402
    Net earnings (loss) ...................................      (24,906)     (21,746)
    Net earnings (loss) percent of sales ..................        (15.4)%      (13.0)%
    Dividends paid common .................................           --        2,649
    Dividends paid preferred ..............................        1,790        1,831
PRIMARY PER SHARE:
    Earnings (loss) from continuing operations before
      cumulative effect of accounting change ..............        (5.86)       (3.96)
    Cumulative effect of accounting change ................           --           --
    Discontinued operations ...............................         1.63          .22
    Net earnings (loss) ...................................        (4.23)       (3.74)
FULLY DILUTED PER SHARE:
    Earnings (loss) from continuing operations before
      cumulative effect of accounting change ..............        (5.86)       (3.96)
    Cumulative effect of  accounting change ...............           --           --
    Discontinued operations ...............................         1.63          .22
    Net earnings (loss) ...................................        (4.23)       (3.74)
    Dividends paid per common share .......................           --          .42
FINANCIAL POSITION:
    Current assets ........................................       83,306      117,586
    Current liabilities ...................................       57,752       99,803
    Current ratio .........................................     1.4 to 1     1.2 to 1
    Working capital .......................................       25,554       17,783
    Term debt .............................................        7,674       11,087
    Guaranteed Employees' Stock Ownership Plan (RSP)
      obligation ..........................................       21,280           --(3)
    Property, plant, and equipment, net ...................       32,851       47,490
    Total assets ..........................................      121,588      178,525
    Stockholders' equity ..................................       28,621       60,554
    Return on average equity ..............................        (50.0)%      (27.7)%
    Term debt percent of equity ...........................         26.8%        20.1%(4)
    Term debt percent of equity with Guaranteed Employees'
      Stock Ownership Plan (RSP) obligation ...............        101.2%        58.4%(4)
    Primary average number of common shares ...............        6,307        6,307
    Fully diluted average number of common shares .........        7,236        7,255
CAPITAL EXPENDITURES AND DEPRECIATION:
    Capital expenditures ..................................        2,045        6,910
    Depreciation ..........................................        6,089        6,854

See footnote explanations on page 10.

(1) Represents fiscal years' financial information reclassified for discontinued operations

(2) Includes product development expenses and excludes depreciation and amortization

(3) A component of long-term obligations in technical default in the amount of $23,209 classified as current in 1991

(4) Term debt percent of equity and term debt percent of equity with Guaranteed Employees' Stock Ownership Plan (RSP) includes $1,200 and $24,409 of term obligations in technical default classified as current in 1991

(5) Includes $16,700 in 1995 and $14,700 in 1994 of domestic notes payable classified as long-term

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

The gross margin on product sales for 1995 was 24.5% which was up from the prior year's 23.5% due primarily to higher sales volume and actions taken to improve the Company's cost structure offset, in part, by lower price realization. The gross margin on product sales for 1994 had increased from the 1993 level of 22.6% due primarily to higher sales volume and the impact of cost reduction programs. Selling, general, and administrative expenses as a percentage of net sales in each of the past three years were 19.7% in 1995, compared to 18.9% in 1994 and 20.9% in 1993. The increase in 1995 was attributable to sales promotion efforts to penetrate new markets, costs incurred in connection with reorganization of the European operations, and improvements in information systems. The decrease in 1994 was due to cost reduction efforts and higher sales levels.

The combined domestic and international operations incurred operating income of $5.8 million in 1995 compared to $4.6 million in 1994 and an operating loss of $2.3 million in 1993.

Net interest expense of $3.3 million increased over 1994 interest of $2.8 million reflecting increased borrowings throughout the year to support higher levels of sales, as well as slightly higher rates. Interest expense in 1994 was $0.6 million less than 1993 reflecting the Company's debt reduction program. Amortization of debt restructuring changes included in interest expense was $0.5 million in 1995 and 1994 and $0.6 million in 1993.

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

In fiscal 1995, the Company sold a noncore product line and related assets. Net proceeds were $0.5 million, and a net gain of $0.5 million was realized. The gain has been included in other expense, net in the statement of earnings and retained earnings.

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

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," is effective for the year ending November 30, 1997. In the opinion of management, this statement is not expected to impact the Company's financial position or results of operations. SFAS No. 123, "Accounting for Stock-Based Compensation," is effective for the year ending November 30, 1997. The Company has not decided how it intends to apply the accounting and disclosure provisions of this statement.

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

In summary, the Company believes that it has adequate financial resources, both from internal and external sources, to meet its liquidity needs over the next 12 months and on a long-term basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENT OF EARNINGS AND RETAINED EARNINGS
TOKHEIM CORPORATION AND SUBSIDIARIES
FOR THE YEARS ENDED NOVEMBER 30, 1995, 1994, AND 1993
(Amounts in thousands except amounts per share)

                                                                1995       1994       1993
                                                              --------   --------   --------
Net sales...................................................  $221,573   $202,134   $172,306
Cost of sales, exclusive of items listed below..............   167,329    154,652    133,326
Selling, general, and administrative expenses...............    43,631     38,193     36,071
Depreciation and amortization...............................     4,857      4,672      5,233
Interest expense (net of interest income of
  $269, $252, and $369, respectively).......................     3,319      2,806      3,443
Foreign currency  (gains) losses............................      (143)      (172)       453
Other income, net...........................................      (335)      (136)      (475)
                                                              --------   --------   --------

Earnings (loss) before income taxes and cumulative
   effect of change in  accounting..........................     2,915      2,119     (5,745)
Income taxes................................................        39        257        122
                                                              --------   --------   --------
Earnings (loss) before cumulative effect of change
   in accounting............................................     2,876      1,862     (5,867)
Cumulative effect of change in method of accounting for
   postretirement benefits other than pensions..............        --    (13,416)        --
                                                              --------   --------   --------
Net earnings (loss).........................................     2,876    (11,554)    (5,867)
Preferred stock dividends ($1.94 per share).................    (1,580)    (1,617)    (1,663)
                                                              --------   --------   --------
Earnings (loss) applicable to common stock..................     1,296    (13,171)    (7,530)
Retained earnings, beginning of year........................     9,279     22,829     31,733
Treasury stock transactions.................................      (860)      (379)    (1,374)
                                                              --------   --------   --------
Retained earnings, end of year..............................  $  9,715   $  9,279   $ 22,829
                                                              ========   ========   ========

Earnings (loss) per common share:
   Primary:
       Before cumulative effect of change in method
          of accounting.....................................  $    .16   $    .03   $  (1.09)
       Cumulative effect of change in method of accounting
       for postretirement benefits other than pensions......        --      (1.72)        --
                                                              --------   --------   --------
       Net earnings (loss)..................................  $    .16   $  (1.69)  $  (1.09)
                                                              ========   ========   ========
       Weighted average shares outstanding..................     7,911      7,801      6,940
                                                              ========   ========   ========
   Fully Diluted:
       Before cumulative effect of change in method
          of accounting.....................................  $    .13   $    .03   $  (1.09)
       Cumulative effect of change in method of accounting
       for postretirement benefits other than pensions......        --      (1.72)        --
                                                              --------   --------   --------
       Net earnings (loss)..................................  $    .13   $  (1.69)  $  (1.09)
                                                              ========   ========   ========
       Weighted average shares outstanding..................     9,820      7,801      6,940
                                                              ========   ========   ========

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
TOKHEIM CORPORATION AND SUBSIDIARIES
FOR THE YEARS ENDED NOVEMBER 30, 1995, 1994, AND 1993
(Amounts in thousands)

                                                               1995       1994      1993
                                                              -------   --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)........................................  $ 2,876   $(11,554)  $(5,867)
 Adjustments to reconcile net earnings (loss) to net cash
  provided from (used in) operations:
     Cumulative effect of change in method of
       accounting for postretirement benefits other
       than pensions........................................       --     13,416        --
  Depreciation and amortization.............................    4,857      4,672     5,233
  (Gain) loss on sale of property, plant, and equipment.....     (436)       (23)      446
  Deferred income taxes.....................................      (33)      (903)     (830)
  Changes in assets and liabilities:
      Receivables, net......................................   (6,140)    (1,260)   (7,999)
      Inventories...........................................      444       (300)     (590)
      Prepaid expenses......................................     (877)       229      (202)
      Accounts payable......................................    1,648     (3,694)    7,277
      Accrued expenses......................................    2,132      2,486    (4,223)
      U.S. and foreign income taxes.........................     (349)        55       759
      Other.................................................     (900)      (716)      957
                                                              -------   --------   -------
 Net cash provided from (used in) operations................    3,222      2,408    (5,039)
                                                              -------   --------   -------
CASH FLOWS FROM INVESTING AND OTHER ACTIVITIES:
 Property, plant, and equipment additions...................   (5,559)    (2,757)   (2,503)
 Proceeds from sale of property, plant, and equipment.......      649        195     2,427
                                                              -------   --------   -------
 Net cash used in investing and other activities............   (4,910)    (2,562)      (76)
                                                              -------   --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from term debt....................................    2,122        485        --
 Payments on term debt......................................     (819)    (3,889)   (2,176)
 Net increase (decrease) notes payable, banks...............      559       (522)   (9,166)
 Proceeds from issuance of common stock.....................       --         49    11,485
 Treasury stock, net........................................      273        431       427
 Preferred stock dividends..................................   (1,580)    (1,617)   (1,663)
                                                              -------   --------   -------
 Net cash provided from (used in) financing activities.....       555     (5,063)   (1,093)
                                                              -------   --------   -------
EFFECT OF TRANSLATION ADJUSTMENT ON CASH....................      166         53      (212)
                                                              -------   --------   -------
CASH AND CASH EQUIVALENTS:
 Decrease in cash...........................................     (967)    (5,164)   (6,420)
 Beginning of year..........................................    3,933      9,097    15,517
                                                              -------   --------   -------
 End of year................................................  $ 2,966   $  3,933   $ 9,097
                                                              =======   ========   =======

The accompanying notes are an integral part of the financial statements.

CONSOLIDATED BALANCE SHEET
TOKHEIM CORPORATION AND SUBSIDIARIES
AS OF NOVEMBER 30, 1995 AND 1994
(Amounts in thousands)

ASSETS
                                                               1995     1994
                                                              ------- --------
Current assets:
 Cash and cash equivalents.................................. $  2,966 $  3,933
 Accounts receivable, less allowance for doubtful accounts
   of $1,150 and $1,295, respectively.......................   45,649   38,812

 Inventories:
  Raw materials and supplies................................    7,649    7,697
  Work in process...........................................   25,535   25,675
  Finished goods............................................    4,911    4,729
                                                             --------  -------
                                                               38,095   38,101

  Less amounts necessary to reduce certain inventories
   to LIFO method...........................................    3,100    2,746
                                                             --------  -------
                                                               34,995   35,355

 Prepaid expenses...........................................    3,188    2,308
                                                             --------  -------
  Total current assets......................................   86,798   80,408

Property, plant, and equipment, at cost:
  Land and land improvements................................    3,311    3,232
  Buildings and building improvements.......................   22,716   22,150
  Machinery and equipment...................................   57,138   55,268
  Construction in progress..................................    2,867    1,166
                                                             --------  -------
                                                               86,032   81,816
  Less accumulated depreciation.............................   57,474   54,391
                                                             --------  -------
                                                               28,558   27,425
Other noncurrent assets and deferred charges...............     5,876    5,672
                                                             -------- --------
                                                             $121,232 $113,505
                                                             ======== ========

The accompanying notes are an integral part of the financial statements.

TOKHEIM CORPORATION AND SUBSIDIARIES
AS OF NOVEMBER 30, 1995 AND 1994
(Amounts in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     1995      1994
                                                                  --------   --------
Current liabilities:
 Current maturities of long-term debt..........................   $    351   $  1,248
 Notes payable to banks........................................      2,364      1,661
 Accounts payable..............................................     18,689     16,215
 Accrued expenses..............................................     18,141     16,990
                                                                  --------   --------
   Total current liabilities...................................     39,545     36,114
Long-term debt, less current maturities........................     21,321     18,941
Guaranteed Employees' Stock Ownership Plan (RSP)
 obligation....................................................     14,576     16,975
Postretirement benefit liability...............................     13,882     13,512
Minimum pension liability......................................      3,868      1,906
Other long-term liabilities....................................        110        150
Deferred income taxes..........................................        807        791
                                                                  --------   --------
                                                                    94,109     88,389
                                                                  --------   --------
Redeemable convertible preferred stock, at liquidation value
 of $25 per share, 1,700 shares authorized, 960 shares issued..     24,000     24,000
Guaranteed Employees' Stock Ownership Plan (RSP)
 obligation....................................................    (13,790)   (15,733)
Treasury stock, at cost, 151 and 130 shares, respectively......     (3,784)    (3,262)
                                                                  --------   --------
                                                                     6,426      5,005
                                                                  --------   --------
Preferred stock, no par value; 3,300 shares authorized and
 unissued......................................................         --         --
Common stock, no par value; 30,000 shares authorized,
 7,949 shares issued...........................................     19,409     19,410
Guaranteed Employees' Stock Ownership Plan (RSP)
 obligation....................................................       (786)    (1,242)
Minimum pension liability......................................     (3,868)    (1,906)
Foreign currency translation adjustments.......................     (3,542)    (3,543)
Retained earnings..............................................      9,715      9,279
                                                                  --------   --------
                                                                    20,928     21,998
Treasury stock, at cost, 13 and 106 shares, respectively.......       (231)    (1,887)
                                                                  --------   --------
                                                                    20,697     20,111
                                                                  --------   --------
                                                                  $121,232   $113,505
                                                                  ========   ========

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

Inventories valued using the LIFO method amounted to approximately $28,590 and $27,988 on a FIFO basis and $25,490 and $25,242 on a LIFO basis at November 30, 1995 and 1994, respectively.

PROPERTY AND DEPRECIATION -- Depreciation of plant and equipment is determined generally on a straight-line basis over the estimated useful lives of the assets. Upon retirement or sale of assets, the cost of the disposed assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. These gains and losses are accumulated and shown as a component of other expense, net in the statement of earnings and retained earnings.

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

POSTEMPLOYMENT BENEFITS -- The Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," in the first quarter of 1995. This statement requires an accrual method of accounting for the expected cost of benefits to be paid to former or inactive employees and their covered dependents after employment but prior to retirement. The adoption of this statement did not have a material impact on the Company's financial position, cash flows, or results of operations.

PRODUCT WARRANTY COSTS -- Anticipated costs related to product warranty are expensed in the period of sales.

CASH FLOWS -- For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents.

Supplemental disclosures of cash flow information:

                                                             1995    1994    1993
                                                            ------  ------  ------
Cash paid during the year for:
Interest..................................................  $3,060  $2,441  $3,273
Income taxes..............................................     926     894   1,352
Noncash transactions primarily related to the issuance
   of treasury stock in settlement of Retirement Savings
   Plan distributions.....................................     976     612   1,374
Noncash adjustments to certain assets and liabilities
   in connection with the settlement of the corporate
   reorganization.........................................     383     224   1,400

ACCOUNTING PRONOUNCEMENTS

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," is effective for the year ending November 30, 1997. In the opinion of management, this statement is not expected to impact the Company's financial position or results of operations. SFAS No. 123, "Accounting for Stock-Based Compensation," is effective for the year ending November 30, 1997. The Company has not decided how it intends to apply the accounting and disclosure provisions of this statement.

RECLASSIFICATION -- Certain prior year amounts in these financial statements have been reclassified to conform with current year presentation.

2. ACCRUED EXPENSES

Accrued expenses consisted of the following at November 30, 1995 and 1994:

                                                             1995     1994
                                                            -------  -------

Salaries, wages, and commissions..........................  $ 4,308  $ 3,930
Compensated absences......................................    3,480    3,391
Retirement plan contributions.............................      516      915
Postretirement benefits...................................      887      697
Warranty..................................................    2,821    2,506
Legal and professional....................................    1,525    1,274
Taxes, other than United States and foreign income taxes..    1,304    1,487
Insurance.................................................      440      651
Other.....................................................    2,860    2,139
                                                            -------  -------
                                                            $18,141  $16,990
                                                            =======  =======

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

4. TERM DEBT AND GUARANTEED EMPLOYEES' STOCK OWNERSHIP PLAN (RSP) OBLIGATION

Term debt at November 30, 1995 and 1994 consisted of the following:

                                                                          1995     1994
                                                                         -------  -------
Industrial Revenue Bonds, variable rate, maturing in 2006,
 rate of 4.1% at November 30, 1995 (a)(b)..............................  $ 4,000  $ 4,500
3.5% German Bonds, due in $49 semiannual
 installments through 1998 (a).........................................      292      359
Note payable, variable rate, due in monthly installments ranging from
 $4 to $8 through 1999, rate of 18.5% at November 30, 1995(a)..........      253      313
Capital lease obligations, variable rate, due in $1 monthly
 installments through 1998, rate of 18.5% at November 30, 1995(a)......      168       --
9.2% Capital lease obligation, due in $4 monthly
 installments through 1997 (a).........................................       70      114
10.9% Capital lease obligation, due in $2 monthly
 installments though 1997(a)...........................................       44       --
Revolving credit facility, variable rate, maturing April 21, 1997,
 rates ranging from 8.8% to 9.8% at November 30, 1995(b)...............   16,700   14,700
Other, 3% to 14% (a)...................................................      145      203
                                                                         -------  -------
                                                                          21,672   20,189
Less:  Current maturities..............................................      351    1,248
                                                                         -------  -------
                                                                         $21,321  $18,941
                                                                         =======  =======

Guaranteed Employees' Stock Ownership Plan (RSP) obligation at November 30, 1995 and 1994 consisted of the following:

                                                                            1995     1994
                                                                           -------  -------
Guaranteed Employees' Stock Ownership Plan (RSP) obligation, variable rate, annual maturities of $1,506 to $2,845, due in quarterly installments through 2001, rate of  7.5% at November 30, 1995(b)........  $13,790  $15,733
Guaranteed Employees' Stock Ownership Plan (RSP) obligation, variable rate, annual maturities of $484 to $303, through 1997, rate of 8.5% at
 November 30, 1995(b)....................................................      786    1,242
                                                                           -------  -------
                                                                           $14,576  $16,975
                                                                           =======  =======

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

1992 Stock Incentive Plan (SIP)
-------------------------------

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

1982 Incentive Stock Option Plan (ISOP) and
1982 Unqualified Stock Option Plan (USOP)
-----------------------------------------

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

Options granted under the SIP during 1995, 1994, and 1993 are as follows:


                     1992 Stock Incentive Plan
Year of              -------------------------
Grant                   ISO              NSO
-----------             ---              ---
1995                  35,000                --
1994                  19,000                --
1993                 275,162            41,288


Subsequent to November 30, 1995, an additional 43,000 ISO shares were granted under the SIP at an option price of $7.125 per share. These shares become exercisable starting in 1997.

The following table sets forth the status of all outstanding options at November 30, 1995:


     Option                               Exercisable           Total
     Price Per          Options         In The Next One        Options
     Share            Exercisable        To Four Years       Outstanding
     ------------     ------------      ---------------      -----------
       $20.0000            28,225                --            28,225
       $12.3750             3,000                --             3,000
       $12.2500             1,000                --             1,000
       $11.9375             2,875             8,625            11,500
       $ 9.3750            12,500            12,500            25,000
       $ 8.8800           107,470                --           107,470
       $ 8.5000                --            35,000            35,000
       $ 7.8750            15,000                --            15,000
       $ 7.7500            30,000                --            30,000
       $ 6.8750            15,000                --            15,000
       $ 6.8125            95,070           116,076           211,146
                          -------           -------           -------
                          310,140           172,201           482,341
                          =======           =======           =======

Transactions in stock options under these plans are summarized as follows:

                                         Shares
                                         Under
                                         Option     Price Range
                                         -------   ---------------

Outstanding, November 30, 1992......     344,750   $ 6.88 - $20.00

Granted.............................     316,450   $ 6.81 - $ 9.38
Exercised...........................     (14,797)  $ 8.88 - $ 8.88
Canceled or expired.................     (80,675)  $ 7.75 - $20.00
                                         -------

Outstanding, November 30, 1993......     565,728   $ 6.81 - $20.00

Granted.............................      19,000   $10.75 - $11.94
Exercised...........................     (29,950)  $ 6.81 - $ 8.88
Canceled or expired.................     (12,250)  $ 8.88 - $20.00
                                         -------

Outstanding, November 30, 1994......     542,528   $ 6.81 - $20.00

Granted.............................      35,000   $ 8.50
Exercised...........................          --
Canceled or expired.................     (95,187)  $ 6.81 - $20.00
                                         -------

Outstanding, November 30, 1995......     482,341   $ 6.81 - $20.00
                                         =======

 Reserved for options:         Shares
--------------------------     -------

 November 30, 1993........     112,550
 November 30, 1994........      98,550
 November 30, 1995........      95,462

7.  COMMON AND PREFERRED STOCK

Changes in common stock and common treasury stock are shown below:

                                                                            Common Stock              Common Treasury Stock
                                                                 --------------------------------  ---------------------------
                                                                     Shares           Amount           Shares         Amount
                                                                 --------------  ----------------  ------------    -----------
Balance, November 30, 1992.....................................       6,659,000       $ 8,258        352,000          $ 6,335

Shares issued in private placement.............................       1,283,000        11,485             --               --
Shares purchased...............................................              --           --           7,000               81
Stock options exercised........................................              --          (149)       (15,000)            (265)
Redemption of preferred stock..................................              --            --       (132,000)          (2,368)
Employee termination benefits..................................              --            --        (21,000)            (380)
                                                                      ---------       -------       --------          -------
Balance, November 30, 1993.....................................       7,942,000        19,594        191,000            3,403

Shares purchased...............................................              --            --             --                3
Stock options exercised........................................           7,000          (184)       (22,000)            (405)
Redemption of preferred stock..................................              --            --        (48,000)            (852)
Employee termination benefits..................................              --            --        (13,000)            (230)
Other..........................................................              --            --         (2,000)             (32)
                                                                      ---------       -------       --------           -------
Balance, November 30, 1994.....................................       7,949,000        19,410        106,000            1,887

Redemption of preferred stock..................................              --            --        (67,000)          (1,196)
Employee termination benefits..................................              --            --        (24,000)            (427)
Other..........................................................              --            (1)        (2,000)             (33)
                                                                      ---------       -------       --------          -------
Balance, November 30, 1995.....................................       7,949,000       $19,409         13,000          $   231
                                                                      =========       =======       ========          =======

Changes in preferred stock and preferred treasury stock are shown below:

                                                                                                    Preferred
                                                                     Preferred Stock              Treasury Stock
                                                                 -------------------------    ----------------------
                                                                    Shares         Amount       Shares       Amount
                                                                 --------------  ----------   ---------     --------
Balance, November 30, 1992.....................................       960,000     $24,000        66,000      $ 1,658
Shares redeemed................................................            --          --        46,000        1,131
                                                                    ---------     -------       -------      -------

Balance, November 30, 1993.....................................       960,000      24,000       112,000        2,789
Shares redeemed................................................            --          --        22,000          562
RSP contributions.............................................             --          --        (4,000)         (89)
                                                                    ---------     -------       --------      -------

Balance, November 30, 1994.....................................       960,000      24,000       130,000        3,262
Shares redeemed................................................            --          --        29,000          720
RSP contributions..............................................            --          --        (8,000)        (197)
                                                                    ---------     -------       -------       ------

Balance, November 30, 1995.....................................       960,000     $24,000       151,000       $3,785
                                                                    =========     =======       =======       ======

In September 1993, the Company issued an additional 1,283,000 shares of common stock through a private placement offering, resulting in net proceeds of approximately $11,485.

On July 10, 1989, the Company sold 960,000 shares of convertible cumulative preferred stock to the Trust of the Company's Retirement Savings Plan (RSP) at the liquidation value of $25 per share or $24,000. The preferred shares have a dividend rate of 7.75%. The Trustee, who holds the preferred shares, may elect to convert each preferred share to one common share in the event of redemption by Tokheim, certain consolidations or mergers of Tokheim, or a redemption by the Trustee which is necessary to provide for distributions under the RSP. A participant may elect to receive a distribution from the RSP in cash or common stock. If redeemed by the Trustee, the Company is responsible for purchasing the preferred shares at the $25 floor value. The Company may elect to pay the redemption price in cash or an equivalent amount of common stock. Due to the redemption characteristics of the stock, the aggregate amount of future redemptions for the next five years cannot be determined. See footnote 14 for further discussion on the preferred stock.

8.  EARNINGS PER SHARE

Primary earnings per share are based on the weighted average number of shares outstanding during each year and the assumed exercise of dilutive employees' stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock.

The following table presents information necessary to calculate earnings (loss) per share for fiscal years ended November 30, 1995, 1994, and 1993:

                                                                    Primary
                                                          -----------------------------
                                                            1995      1994       1993
                                                          --------  ---------  --------
Shares outstanding (in thousands):
   Weighted average outstanding.........................    7,893      7,801      6,891
   Share equivalents....................................       18         --         49
                                                          -------   --------    -------
   Adjusted outstanding.................................    7,911      7,801      6,940
                                                          =======   ========    =======
Net earnings (loss):
   Before cumulative effect of change in method
       of accounting....................................  $ 2,876   $  1,862    $(5,867)
   Cumulative effect of change in method of accounting
       for postretirement benefits other than pensions..       --    (13,416)        --
                                                          -------   --------    -------
   Net earnings (loss)..................................    2,876    (11,554)    (5,867)
   Preferred stock dividends............................   (1,580)    (1,617)    (1,663)
                                                          -------   --------    -------
   Earnings (loss) applicable to common stock...........  $ 1,296   $(13,171)   $(7,530)
                                                          =======   ========    =======
Net earnings (loss) per common share:
   Before cumulative effect of change in method of
       accounting.......................................  $   .16   $    .03    $ (1.09)
   Cumulative effect of change in method of accounting
       for postretirement benefits other than pensions..       --      (1.72)        --
                                                          -------   --------    -------
   Net earnings (loss)..................................  $   .16   $  (1.69)   $ (1.09)
                                                          =======   ========    =======

For 1994 and 1993, fully diluted earnings per share is considered to be the same as primary earnings per share, since the effect of certain potentially dilutive securities would be antidilutive.

                                                                                        Fully Diluted
                                                                               --------------------------------

                                                                                1995        1994          1993
                                                                               -------    --------      -------
Shares outstanding (in thousands):
  Weighted average outstanding.........................................          7,893       7,801        6,891
  Share equivalents....................................................             18          --           49
  Weighted conversion of preferred stock...............................          1,909          --           --
                                                                               -------    --------      -------
  Adjusted outstanding.................................................          9,820       7,801        6,940
                                                                               =======    ========      =======
Net earnings (loss):
  Before cumulative effect of change in method of
   accounting..........................................................        $ 2,876    $  1,862      $(5,867)
   Cumulative effect of change in method of accounting
    for postretirement benefits other than pensions....................             --     (13,416)          --
                                                                               -------    --------      -------
  Net earnings (loss)..................................................          2,876     (11,554)      (5,867)
  Incremental RSP expense..............................................         (1,580)     (1,617)      (1,663)
                                                                               -------    --------      -------
   Earnings (loss) applicable to common stock..........................        $ 1,296    $(13,171)     $(7,530)
                                                                               =======    ========      =======
Net earnings (loss) per common share:
  Before cumulative effect of change in method of
   accounting..........................................................        $   .13    $   0.03      $ (1.09)
  Cumulative effect of change in method of accounting
   for postretirement benefits other than pensions.....................             --       (1.72)          --
                                                                               -------    --------      -------
  Net earnings (loss)..................................................        $   .13    $  (1.69)     $ (1.09)
                                                                               =======    ========      =======

9.  FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

Consolidated foreign currency translation adjustments are as follows:
                                                                                1995         1994
                                                                               -------    --------

Foreign currency translation adjustments, beginning of year............        $(3,543)   $ (4,037)
Current year adjustments...............................................              1         494
                                                                               -------    --------

Foreign currency translation adjustments, end of year..................        $(3,542)   $ (3,543)
                                                                               =======    ========

The adjustments represent principally the effect of changes in the current rate of exchange from the beginning of the year to the end of the year in translating the net assets, including certain intercompany amounts of foreign subsidiaries.

10.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for 1995 and 1994 is as follows:


                                                1st       2nd      3rd           4th
                                              Quarter   Quarter  Quarter       Quarter        Total
                                             --------   -------  -------       -------      --------
1995
----
Net sales..................................  $ 45,845   $54,127  $52,935       $68,666 (D)  $221,573
Cost of products sold(A)...................    36,413    40,554   40,577        49,785       167,329
Net earnings (loss)........................    (1,363)      526     (941) (B)    4,654 (C)     2,876
Earnings (loss) per share:
  Primary:
     Net earnings (loss)...................      (.22)      .02     (.17)          .54           .16
  Fully diluted:
     Net earnings (loss)...................      (.22)      .01     (.17)          .42           .13
  1994
------
Net sales..................................  $ 45,236   $49,908  $47,931       $59,059 (D)  $202,134
Cost of products sold(A)...................    34,511    37,246   37,610        45,285       154,652
Earnings (loss) before cumulative effect
   of change in accounting.................       155     1,151   (1,473)        2,029         1,862
Cumulative effect of change in method of
   accounting for postretirement benefits
   other than pensions.....................   (13,416)       --       --            --       (13,416)
Net earnings (loss)........................   (13,261)    1,151   (1,473)        2,029       (11,554)
Earnings (loss) per share:
  Primary:
    Before cumulative effect of change
       in accounting.......................      (.03)      .10     (.24)          .21           .03
    Cumulative effect of change in method
       of accounting for postretirement
       benefits other than pensions........     (1.73)       --       --            --         (1.72)
    Net earnings (loss)....................     (1.76)      .10     (.24)          .21         (1.69)
  Fully diluted:
     Before cumulative effect of change
       in accounting.......................      (.03)      .08     (.24)          .17           .03
    Cumulative effect of change in method
       of accounting for postretirement
       benefits other than pensions........     (1.73)       --       --            --         (1.72)
    Net earnings (loss)....................     (1.76)      .08     (.24)          .17         (1.69)

(A) Includes product development expenses and excludes depreciation and amortization.

(B) Includes $0.5 million nonrecurring operating expense in connection with developing and implementing an earnings improvement plan for the Company's international operations.

(C) Includes a net gain of $0.5 million on the sale of a noncore product line and related assets.

(D) Sales of petroleum dispenser equipment have historically been seasonal. Approximately 30% of Tokheim's annual net sales volume is recorded in the fourth quarter of its fiscal year, with no significant variation among the other three quarters.

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

Earnings (loss) before income taxes consist of the following:

                                                               1995       1994      1993
                                                             -------    -------    -------

Domestic...................................................  $ 8,591    $ 6,456    $(5,842)
Foreign....................................................   (5,676)    (4,337)        97
                                                             -------    -------    -------
                                                             $ 2,915    $ 2,119    $(5,745)
                                                             =======    =======    =======

Income tax provision (benefit) consists of the following:

                                                               1995       1994      1993
                                                             -------    -------    -------
Current:
 Federal...................................................  $  (272)   $    --    $    --
 State.....................................................      249        673        723
 Foreign...................................................      132        409         49
Deferred:
 Foreign...................................................      (70)      (825)      (650)
                                                             -------    -------    -------
                                                             $    39    $   257    $   122
                                                             =======    =======    =======

A reconciliation of the reported tax expense and the amount computed by applying the statutory United States federal income tax rate of 35% for November 30, 1995 and 34% for November 30, 1994 and 1993 to earnings before income taxes is as follows:


                                                               1995       1994      1993
                                                             --------   --------  ---------
Computed "expected" tax expense (benefit)..........          $ 1,020    $   721    $(1,953)
Increase (decrease) in taxes resulting from:
   State income taxes net of federal tax benefit...              162        444        477
   Tax effect of dividends paid on stock held in
      Retirement Savings Plan (RSP)................             (553)      (550)      (565)
   Settlement of prior income tax returns and
      adjustments to prior year accruals...........             (599)       237         --
   Difference in foreign and U.S. tax rates........               (6)      (104)       (37)
   Decrease in valuation allowance.................           (2,099)    (1,492)        --
   Earnings with no current tax benefit(expense):
      Domestic.....................................               --         --      1,339
      Foreign......................................            1,985      1,089       (219)
   Repatriation of foreign earnings................               41       (162)       677
   Miscellaneous items, net........................               88         74        403
                                                             -------    -------    -------
                                                             $    39    $   257    $   122
                                                             =======    =======    =======

Prior to the change in accounting method, the nature of temporary differences giving rise to deferred income taxes (benefit) and the tax effect of each during 1993 was as follows:

                                                              1993
                                                            --------
Federal:
  Depreciation............................................  $    149
  Warranty costs..........................................       (14)
  Provision for doubtful accounts.........................        38
  Pension costs...........................................       (37)
  Inventory reserves......................................      (717)
  Insurance reserves......................................       (54)
  Restructuring charge....................................     1,060
  Software development costs..............................      (112)
  Other...................................................      (313)
                                                            --------
     Deferred federal income taxes (benefit) from
       continuing operations..............................  $    --
                                                            ========

Foreign:
  Repatriation of foreign earnings........................  $   (500)
  Other...................................................      (150)
                                                            --------
                                                            $   (650)
                                                            ========

The components of the deferred tax asset and liability as of November 30, 1995 and 1994 were as follows:


                                                              1995      1994
                                                            --------  --------
Gross deferred tax assets:
  Accounts receivable.....................................  $    187   $    322
  Employee compensation and benefit accruals..............     6,198      5,949
  Workers' compensation and other claims..................       153        215
  Other...................................................        58        184
  Warranty accrual........................................       946        818
  EPA accrual.............................................       315        308
  Net operating loss carryforwards........................     9,430     12,171
  General business credit.................................       295          5
  Valuation allowance.....................................   (15,654)   (17,753)
                                                            --------   --------
    Total deferred tax asset..............................  $  1,928   $  2,219
                                                            --------   --------

Gross deferred tax liabilities:
  Property, plant, and equipment..........................  $  1,424   $  1,479
  Pension assets..........................................       253        151
  Inventory...............................................      (217)       201
  Investment in property..................................       214        208
  Foreign earnings not permanently invested...............       202        161
  Foreign exchange........................................       236        236
  Export sales provision..................................       623        574
                                                            --------   --------
    Total deferred tax liability..........................     2,735      3,010
                                                            --------   --------
Net deferred tax liability................................  $   (807)  $   (791)
                                                            ========   ========

For domestic federal income tax purposes, the Net Operating Loss (NOL) carryover amounts to $26,942 and will expire from 2006 to 2008. For purposes of the Alternative Minimum Tax (AMT), the NOL carryover is $13,626 and the credit carryforwards total $295.

12.  GEOGRAPHICAL SEGMENTS

Domestic and foreign operations information for 1995, 1994, and 1993 is as follows:

                                           1995        1994        1993
                                        ----------  ----------  ----------
Net sales--unaffiliated customers:
 Domestic.............................   $126,738    $119,774    $ 99,317
 Export...............................     36,238      28,848      25,036
 Foreign: Europe......................     35,829      34,534      22,858
          Other.......................     22,768      18,978      25,095
                                         --------    --------    --------
                                         $221,573    $202,134    $172,306
                                         ========    ========    ========
Inter-area sales eliminations:
 Domestic.............................   $ 17,732    $ 16,904    $ 11,098
                                         ========    ========    ========
 Foreign, principally Europe..........   $     47    $    207    $    120
                                         ========    ========    ========

Operating income (loss):
 Domestic.............................   $  8,945    $  7,156    $ (4,295)
 Foreign:  Europe.....................     (4,232)     (2,971)     (1,025)
           Other......................       (399)       (882)      1,393
 Adjustments and eliminations.........      1,442       1,314       1,603
                                         --------    --------    --------
                                         $  5,756    $  4,617    $ (2,324)
                                         ========    ========    ========

Identifiable assets:
 Domestic.............................   $107,445    $ 94,466    $102,743
 Foreign:  Europe.....................     22,914      25,189      21,090
           Other......................     14,071      13,102      12,776
 Adjustments and eliminations.........    (23,198)    (19,252)    (19,544)
                                         --------    --------    --------
                                         $121,232    $113,505    $117,065
                                         ========    ========    ========

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

                                                                    1995       1994       1993
                                                                  ---------  ---------  ---------

Working capital.................................................  $ 14,717    $14,828    $15,982
Property, plant, and equipment (net) and other..................     5,997      5,717      5,187
Noncurrent liabilities..........................................   (12,666)    (6,683)    (3,128)
                                                                  --------    -------    -------
Net foreign assets..............................................  $  8,048    $13,862    $18,041
                                                                  ========    =======    =======
Net earnings (loss) of foreign operations.......................  $ (5,620)   $(4,438)   $   161
                                                                  ========    =======    =======

13.  ALLOWANCE FOR DOUBTFUL ACCOUNTS
Changes in the allowance for doubtful accounts are as follows:
                                                                    1995        1994      1993
                                                                  --------    --------   -------

Balance, beginning of year......................................  $  1,295    $ 1,267    $ 1,795
Charged to operations...........................................       367        291        381
Uncollectible accounts written off, less recoveries.............      (519)      (278)      (879)
Foreign currency translation adjustments........................         7         15        (30)
                                                                  --------    -------    -------
Balance, end of year............................................  $  1,150    $ 1,295    $ 1,267
                                                                  ========    =======    =======

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

The following table sets forth the aggregate defined benefit plans' funded status and amounts reflected in the accompanying consolidated balance sheets as of November 30, 1995 and 1994:


                                       Assets Exceed      Accumulated
                                        Accumulated         Benefits
                                         Benefits         Exceed Assets
                                       -------------     ---------------
                                        1995   1994       1995    1994
                                       ------ ------     ------- -------
Actuarial present value of accumulated
 plan benefits:
 Vested..............................  $1,599 $1,196     $10,226 $ 8,720
 Nonvested...........................      57     --         769      --
                                       ------ ------     ------- -------
 Accumulated benefit obligations.....  $1,656 $1,196     $10,995 $ 8,720
                                       ====== ======     ======= =======
Projected benefit obligations........  $1,656 $1,196     $10,995 $ 8,720
Plan assets at fair value,
 principally common stocks, bonds,
 and GIC funds, including $409 in
 1995 and $437 in 1994 of the
 Company's common stock..............   1,924  1,765       7,325   6,790
                                       ------  -----     ------- -------
Plan assets in excess of (less than)
 projected benefit obligations.......     268    569      (3,670) (1,930)
Unrecognized net loss................     516    189       4,002   2,063
Unrecognized net assets at December
 1, 1991 and 1990 being recognized
 over 15 years.......................    (260)  (288)       (134)   (157)

Adjustment required to
  recognize minimum liability........      --     --      (3,868) (1,906)
                                       ------ ------     ------- -------
Prepaid pension cost (pension
 liability) recognized in the
 consolidated balance sheet..........  $  524 $  470     $(3,670)$(1,930)
                                       ====== ======     ======= =======

The net periodic pension expense amounts were based on actuarial assumptions as follows:

                                        1995   1994         1995    1994
                                       -----  -----        -----   -----
Discount rate on plan liabilities....  7.00%  8.50%        7.00%   8.50%
Rate of return on plan assets........  8.00%  8.00%        8.00%   8.00%

In accordance with Statement of Financial Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions," the Company has recorded an additional minimum pension liability for the underfunded plan of $3,868 and $1,906 at November 30, 1995 and 1994, respectively, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities.

The net periodic pension cost of U.S. defined benefit plans for 1995, 1994, and 1993 includes the following components:

                                                    1995     1994    1993
                                                  --------  ------  ------

Interest cost on projected benefit obligations..  $   857   $ 849   $ 851
Return on plan assets...........................   (1,138)     82    (896)
Net amortization and deferral...................      558    (625)    335
                                                  -------   -----   -----
Net periodic pension expense....................  $   277   $ 306   $ 290
                                                  =======   =====   =====

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

The Accounting Standards Division of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 93-6, Employers' Accounting for Employee Stock Ownership Plans, in November, 1993. As allowed by that statement, the Company has elected to continue its current practices which are based on SOP 76-3 and subsequent consensuses of the Emerging Issues Task Force of the Financial Accounting Standards Board. Dividends paid on ESOP shares are reflected as a reduction of retained earnings. All ESOP shares are considered outstanding for earnings per share computations. Preferred ESOP shares which have not been allocated to participants' accounts are assumed to be outstanding based on the stated conversion ratio of one-for-one. Preferred ESOP shares which have been allocated to participants' accounts are included in the computation of earnings per share based on the weighted average market value of the Company's common stock relative to the $25 liquidation value of the preferred stock. The number of allocated preferred ESOP and common ESOP shares at November 30, 1995 was 365,843 and 118,366, respectively. 442,777 preferred shares and 27,179 common shares were held in suspense by the ESOPs at November 30, 1995. At November 30, 1995, the value of the shares allocated to participants was $9,988,550.

The number of preferred shares in the RSP at November 30, 1995 and 1994 was 808,620 and 829,534, respectively, at a cost of $25 per share. The number of common shares in the RSP at November 30, 1995 and 1994 was 145,545 and 153,478, respectively, at an average cost of $21.09 and $21.05 per share. The dividend yield on the preferred stock is 7.75%, and the conversion rate is one share of preferred stock to one share of common stock. Each year, approximately 8% of the preferred stock held by the plan is released from suspense, based on the ratio of the current year's debt service (principal and interest) to the sum of current year and remaining debt service, and allocated to participants' accounts. The Company has guaranteed the RSP loans as described in Note 4. A like amount entitled "Guaranteed Employees' Stock Ownership Plan (RSP) obligation" is recorded as a reduction of stockholders' equity. As the Company makes contributions to the RSP, these contributions, plus the dividends paid on the Company's preferred and common stock held by the RSP, are used to repay the loans. As the principal amounts of the loans are repaid, the "Guaranteed Employees' Stock Ownership Plan (RSP) obligation" in the equity and liability sections of the balance sheet is reduced accordingly. Company contributions in excess of dividends are allocated to interest and compensation expense on a basis proportional to the required debt service on RSP loans. Compensation expense is calculated as the debt service on the RSP debt, less dividends paid to the ESOP, plus additional amounts required to meet the obligations under the RSP, net of the amounts allocated to interest.

The table below sets forth the interest expense, the amounts contributed to the RSP (excluding preferred stock dividends), and the amount of dividends on preferred stock used for debt service by the RSP:

                                                                          1995    1994    1993
                                                                         ------  ------  ------
Interest expense incurred by the Plan Trust(s) on RSP debt...........   $1,265  $1,367  $1,595
Company contributions to the RSP.....................................    2,300   1,719   2,030
Dividends on preferred stock used for service by the RSP.............    1,580   1,617   1,663
Compensation Expense.................................................    1,531     977   1,157
Interest Expense.....................................................      832     746     887

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

The accumulated postretirement benefit obligation as of November 30, 1995 and 1994 consisted of unfunded obligations related to the following:

                                                          1995      1994
                                                        -------   -------
Retirees and dependents...............................  $ 8,333   $ 4,903
Fully eligible active plan participants...............    1,114     1,274
Other active plan participants........................    5,631     6,935
                                                        -------   -------
 Total accumulated postretirement
  benefit obligation..................................   15,078    13,112
Unrecognized net gain (loss)..........................     (309)    1,101
                                                        -------   -------
Accrued postretirement benefit cost...................   14,769    14,213
Less current portion..................................     (887)     (701)
                                                        -------   -------
                                                        $13,882   $13,512
                                                        =======   =======

Postretirement benefit cost for 1995 and 1994 includes the following components:

                                                          1995      1994
                                                        -------   -------
Service cost..........................................  $   422   $   582
Interest cost on accumulated postretirement
 benefit obligation...................................    1,034       916
Amortization (gain) loss..............................      (25)       --
                                                        -------   -------
   Net postretirement benefit cost....................  $ 1,431   $ 1,498
                                                        =======   =======

The assumptions used to develop the net postretirement benefit expense and the present value of benefit obligations are as follows:

                                                          1995      1994
                                                        -------   -------
Discount rate.........................................    7.00%     8.50%
Health care cost trend rate for the next  year........   10.00%    11.00%

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

In the opinion of the Company's Management, amounts accrued for awards or assessments in connection with these matters are adequate and ultimate resolution of environmental, product liability and other legal matters will not have a material effect on the Company's consolidated financial position, results of operations, or cash flow.

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

   NAME, AGE, AND POSITION             BUSINESS EXPERIENCE DURING PAST 5 YEARS
----------------------------        --------------------------------------------

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

CONDELL B. ELLIS, 63                Elected Vice President, Domestic Sales in
Vice President,                     1995; during the last 5 years, also served
Domestic Sales                      as Vice President, as Vice President, Sales
                                    of CANMAX; served in various executive sales officer positions of Tokheim Corporation;
                                    and as Vice President, Sales, Wayne Division of Dresser Industries, Inc.

   NAME, AGE, AND POSITION            BUSINESS EXPERIENCE DURING PAST 5 YEARS
-----------------------------       --------------------------------------------

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

JOHN A. NEGOVETICH, 50              Joined Tokheim as Vice President and Chief
Vice President and                  Financial Officer in 1995; during the last 5
Chief Financial Officer             years, also served as Vice President,
                                    Finance, Chief Financial Officer and
                                    Director of Ardco, Inc. and as Vice
                                    President, Finance, Hawker Siddeley, Inc.

ARTHUR C. PREWITT, 54               Elected Vice President, Technology and
Vice President, Technology          Venture Development in 1995; during the last
and Venture Development             five years, also served as Vice President,
                                    Technology; Vice President, Corporate
                                    Engineering and Marketing; and Vice
                                    President, Product Engineering, of the
                                    Company; and as Manager, Technical Products of Gilbarco, Inc.

NORMAN L. ROELKE, 46                Elected Vice President, Secretary and
Vice President, Secretary           General Counsel in 1995; during the last 5
and General Counsel                 years, also served as Vice President and
                                    General Counsel and as Corporate Counsel of the Company.

SCOTT A. SWOGGER, 43                Elected Vice President, Quality Systems in
Vice President,                     1995; during the last 5 years, also served
Quality Systems                     as Director, Quality Assurance, of the
                                    Company; Corporate Quality Engineer and
                                    Senior Quality Engineer of DePuy, Inc.; and as Senior Manager, Quality Assurance of
                                    Tokheim Corporation.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1. FINANCIAL STATEMENTS:

     Included as outlined in Item 8 of Part II of this report:

           Consolidated Statement of Earnings and Retained Earnings for
           each of the three years in the period ended November 30, 1995......   Page 14

           Consolidated Statement of Cash Flows for each of the three years
           in the period ended November 30, 1995..............................   Page 15

           Consolidated Balance Sheet as of November 30, 1995 and 1994........   Page 16

           Notes to Consolidated Financial Statements.........................   Page 18

           Report of Independent Accountants..................................   Page 35

(a)  2. SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULES:

     Included as outlined in Item 8 of Part II of this report:

           Quarterly Financial Information (Unaudited) in Note 10 to the
           Consolidated Financial Statements..................................   Page 27

There are no schedules included in Part IV of this report as they are not required, are not applicable, or the information is shown in the Notes to the Consolidated Financial Statements.

(a)  3. EXHIBITS:


        Exhibit
        Number                                                  Description
        -------                                                 -----------
         3.1   Restated  Articles of Incorporation of the Registrant, as filed with the Indiana Secretary of State on August 17,
               1990.

         3.2   Bylaws of the Registrant, as restated on July 12, 1995.

         4     Rights Agreement, dated as of January 28, 1987, between the Registrant and Harris Trust and Savings Bank,, as Rights
               Agent (incorporated by reference to the Registrant's Registration Statement on Form 8-A, File No. 1-6018, dated
               February 10, 1987).

         10.1  Tokheim Corporation 1992 Stock Incentive Plan, established December 15, 1992 (incorporated by reference to the
               Registrant's Registration Statement on Form S-8, File No. 33-52167, dated February 4, 1994).

         10.2  Retirement Savings Plan for Employees of Tokheim Corporation and Subsidiaries (incorporated by reference to Amendment
               No. 1 to the Registrant's Registration Statement on Form S-8, File No. 33-29710, dated August 1, 1989).

         10.3  Employment Agreement, dated September 22, 1995, between the Registrant and Douglas K. Pinner.

         10.4  Employment Agreement dated September 22, 1995, between the Registrant and Terry M. Fulmer.

         11    Statement re: Computation of Per Share Earnings.

         21    List of the Subsidiaries of the Registrant.

         23    Consent of Coopers & Lybrand L.L.P.

         27    Financial Data Schedule

(b)     REPORTS ON FORM 8-K:

           None.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 20, 1996                             TOKHEIM CORPORATION
                                  ----------------------------------------------
                                                  (Registrant)

                              By:   Douglas K. Pinner
                                  ----------------------------------------------
                                    Chairman of the Board,
                                    President and Chief Executive Officer
                                    and Director


                              By:   John A. Negovetich
                                  ----------------------------------------------
                                    President, Tokheim, North America and
                                    Acting Chief Financial Officer


                                                           EXHIBIT INDEX

        Exhibit
        Number                                                  Description
        -------                                                 -----------
         3.1   Restated  Articles of Incorporation of the Registrant, as filed with the Indiana Secretary of State on August 17,
               1990.

         3.2   Bylaws of the Registrant, as restated on July 12, 1995.

         4     Rights Agreement, dated as of January 28, 1987, between the Registrant and Harris Trust and Savings Bank,, as Rights
               Agent (incorporated by reference to the Registrant's Registration Statement on Form 8-A, File No. 1-6018, dated
               February 10, 1987).

         10.1  Tokheim Corporation 1992 Stock Incentive Plan, established December 15, 1992 (incorporated by reference to the
               Registrant's Registration Statement on Form S-8, File No. 33-52167, dated February 4, 1994).

         10.2  Retirement Savings Plan for Employees of Tokheim Corporation and Subsidiaries (incorporated by reference to Amendment
               No. 1 to the Registrant's Registration Statement on Form S-8, File No. 33-29710, dated August 1, 1989).

         10.3  Employment Agreement, dated September 22, 1995, between the Registrant and Douglas K. Pinner.

         10.4  Employment Agreement dated September 22, 1995, between the Registrant and Terry M. Fulmer.

         11    Statement re: Computation of Per Share Earnings.

         21    List of the Subsidiaries of the Registrant.

         23    Consent of Coopers & Lybrand L.L.P.

         27    Financial Data Schedule
