Form 10-Q/A
period 1996-02-29
TOKHEIM CORP
filed 1996-11-20
CIK 98559

                                  FORM 10-Q/A

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      February 29, 1996
                                -------------------------
Commission File Number 1-6018
                      --------

                              TOKHEIM CORPORATION
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)


          INDIANA                                          35-0712500
-----------------------------------                    ------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


  10501 CORPORATE DR., FORT WAYNE, IN                           46845
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

(Registrant's telephone number including area code)  (219) 470-4600
                                                     --------------

                                NOT APPLICABLE
------------------------------------------------------------------------------
(Former name, former address, and former fiscal year if changed since last report)

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

                                                      Three Months Ended
                                                   --------------------------
                                                   February 29,  February 28,
                                                      1996           1995
                                                   --------------------------
NET SALES........................................     $49,548      $45,845
Cost of sales, exclusive of items listed below...      37,860       36,414
Selling, general and administrative expenses.....      10,982        9,234
Depreciation and amortization....................       1,070        1,161
Interest expense (net of interest income of
 $97 and $46 in 1996 and 1995, respectively).....         748          794
Foreign currency gains...........................        (290)        (178)
Other expense, net...............................           1          (67)
                                                      -------      -------
Loss before income taxes.........................        (823)      (1,513)
Income taxes.....................................        (155)        (150)
                                                      -------      -------
NET LOSS.........................................     $  (668)     $(1,363)
                                                      =======      =======
Preferred stock dividends........................     $   389      $   401

Net loss applicable to common stock..............     $(1,057)     $(1,764)

Primary loss per common share:
  Net loss.......................................     $ (0.13)     $ (0.22)
                                                      =======      =======
  Weighted average shares outstanding............       7,937        7,852

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

CONSOLIDATED CONDENSED BALANCE SHEET
(IN THOUSANDS)

                                                                                February 29,   November 30,
                                                                                    1996           1995
                                                                                ------------   ------------
ASSETS
Current assets:
Cash and cash equivalents.....................................................     $  4,501      $  2,966
Receivables, net..............................................................       32,619        45,649
Inventories:
  Raw materials and supplies..................................................        9,103         7,649
  Work in process.............................................................       25,972        25,535
  Finished goods..............................................................        5,682         4,911
                                                                                   --------      --------
                                                                                     40,757        38,095
  Less amount necessary to reduce certain
    inventories to LIFO method................................................        3,155         3,100
                                                                                   --------      --------
                                                                                     37,602        34,995
Prepaid expenses..............................................................        2,911         3,188
                                                                                   --------      --------
Total current assets..........................................................       77,633        86,798
Property, plant, and equipment, net...........................................       27,413        28,558
Other assets and deferred charges.............................................        6,662         5,876
                                                                                   --------      --------
Total assets..................................................................     $111,708      $121,232
                                                                                   ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt..........................................     $    327      $    351
Notes payable, banks..........................................................        3,167         2,364
Accounts payable..............................................................       14,313        18,689
Accrued expenses..............................................................       14,106        18,141
                                                                                   --------      --------
Total current liabilities.....................................................       31,913        39,545
Long-term debt................................................................       21,205        21,321
Guaranteed Employees' Stock Ownership
  Plan Obligation.............................................................       13,583        14,576
Postretirement benefit liability..............................................       14,096        13,882
Minimum pension liability.....................................................        3,868         3,868
Other long-term liabilities...................................................          110           110
Deferred income taxes.........................................................          739           807
                                                                                   --------      --------
                                                                                     85,514        94,109
                                                                                   --------      --------
Redeemable convertible preferred stock........................................       24,000        24,000
Guaranteed Employees' Stock Ownership
  Plan Obligation.............................................................      (13,280)      (13,790)
Treasury stock, at cost.......................................................       (3,934)       (3,784)
                                                                                   --------      --------
                                                                                      6,786         6,426
                                                                                   --------      --------

Common stock..................................................................       19,409        19,409
Guaranteed Employees' Stock Ownership
  Plan Obligation.............................................................         (303)         (786)
Minimum pension liability.....................................................       (3,868)       (3,868)
Foreign currency translation adjustments......................................       (4,272)       (3,542)
Retained earnings.............................................................        8,645         9,715
                                                                                   --------      --------
                                                                                     19,611        20,928
Treasury stock, at cost.......................................................         (203)         (231)
                                                                                   --------      --------
                                                                                     19,408        20,697
                                                                                   --------      --------
Total liabilities and stockholders' equity....................................     $111,708      $121,232
                                                                                   ========      ========

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(IN THOUSANDS)



                                                                                      Three Months Ended
                                                                                 ---------------------------
                                                                                 February 29,   February 28,
                                                                                     1996           1995
                                                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss......................................................................      $  (668)       $(1,363)
Adjustments to reconcile net loss to net cash
 provided from (used in) operations:
   Depreciation and amortization..............................................        1,070          1,161
   Gain on sale of property, plant, and equipment.............................          (27)           (40)
   Deferred income taxes......................................................          (55)            --
   Changes in assets and liabilities:
    Receivables, net..........................................................       12,692            616
    Inventories...............................................................       (2,800)        (2,059)
    Prepaid expenses..........................................................          262         (1,143)
    Accounts payable..........................................................       (4,170)         3,098
    Accrued expenses..........................................................       (3,614)        (2,215)
    U.S. and foreign income taxes.............................................         (177)          (141)
    Other.....................................................................       (1,567)            33
                                                                                    -------        -------
Net cash provided from (used in) operations...................................          946         (2,053)
                                                                                    -------        -------
CASH FLOWS FROM INVESTING AND OTHER ACTIVITIES:
Plant and equipment additions.................................................         (787)        (1,948)
Proceeds from sale of property, plant, and equipment..........................          850             60
                                                                                    -------        -------
Net cash provided from (used in) investing and
 other activities.............................................................           63         (1,888)
                                                                                    -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in term debt.........................................................          230            310
Increase in notes payable, banks..............................................          848            236
Treasury stock, net...........................................................         (139)           168
Preferred stock dividends.....................................................         (389)          (401)
                                                                                    -------        -------
Net cash provided from financing activities...................................          550            313
                                                                                    -------        -------
EFFECT OF TRANSLATION ADJUSTMENT ON CASH......................................          (24)            14

CASH AND CASH EQUIVALENTS:
Increase (decrease) in cash...................................................        1,535         (3,614)
Beginning of year.............................................................        2,966          3,933
                                                                                    -------        -------
End of period.................................................................      $ 4,501        $   319
                                                                                    =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TO OUR STOCKHOLDERS: Our sharply narrowed fiscal 1996 first quarter loss puts us squarely on the path for the fourth consecutive year of improved operating performance. This improving trend was recently acknowledged by Dunn & Bradstreet's reinstating its credit quality rating of the Company with a 4A2 designation.

SALES: Sales for the first quarter were $49,548,000, approximately 8% above sales for the year ago period of $45,845,000. The sales increase is attributable principally to the continued effects of successful new product introductions and the expansion in the number of point-of-sale networks served.

EARNINGS: The Company incurred a reduced net loss of $668,000 or $0.13 per common share, a significant improvement over the net loss of $1,363,000 or $.22 per common share reported in the year-ago first quarter period, which is traditionally a seasonal low point for the industry.

COSTS AND EXPENSES: Cost of goods sold as a percent of sales for the three-month period decreased 3 percentage points relative to 1995, yielding a higher operating margin primarily due to higher sales volumes, actions taken to improve the Company's cost structure and a favorable product sales mix. Selling, general, and administrative expenses as a percentage of sales were 2 percentage points higher than the comparable 1995 period. Net interest expense was slightly lower than the prior year due to interest income earned on higher cash balances during the 1996 first quarter. Amortization of debt restructuring expense included in interest expense was $134,000 and $158,000 in 1995 and 1994, respectively.

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

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
  3.1      Restated Articles of Incorporation of the Registrant, as filed with the Indiana Secretary of State on August 17, 1990 (incor-
           porated by reference to the Registrant's 10-K/A, for the year ended November 30, 1995, filed November 20, 1996).

  3.2 Bylaws of the Registrant, as restated on July 12, 1995 (incor-porated by reference to the Registrant's 10-K/A, for the year ended November 30, 1995, filed November 20, 1996).

  4        Rights Agreement, dated as of January 28, 1987, between the
           Registrant and Harris Trust and Savings Bank, as Rights Agent
           (incorporated by reference to the Registrant's Registration
           Statement on Form 8-A, File No. 1-6018, dated February 10,
           1987).

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

 10.3      Tokheim Corporation 1996 Key Management Incentive Bonus Plan.

 10.4      Employment Agreement, dated September 22, 1995, between the
           Registrant and Douglas K. Pinner (incorporated by reference to the Registrant's 10-K/A, for the year ended November 30, 1995, filed November 20, 1996).

 10.5      Employment Agreement, dated September 22, 1995, between the
           Registrant and Terry M. Fulmer (incorporated by reference to the Registrant's 10-K/A, for the year ended November 30, 1995, filed November 20, 1996).

 11        Statement re:  Computation of Per Share Earnings.

 27        Financial Data Schedule

(b)  Reports on Form 8-K - None.

                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    TOKHEIM CORPORATION
                                                   --------------------------



Date: November 20, 1996                             DOUGLAS K. PINNER
     ------------------                            --------------------------
                                                    Chairman of the Board,
                                                    President and Chief
                                                    Executive Officer and
                                                    Director





Date: November 20, 1996                             JOHN A. NEGOVETICH
     ------------------                            --------------------------
                                                    President, Tokheim, North
                                                    America and Acting
                                                    Chief Financial Officer

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
  3.1      Restated Articles of Incorporation of the Registrant, as filed with the Indiana Secretary of State on August 17, 1990 (incor-
           porated by reference to the Registrant's 10-K/A, for the year ended November 30, 1995, filed November 20, 1996).

  3.2 Bylaws of the Registrant, as restated on July 12, 1995 (incor-porated by reference to the Registrant's 10-K/A, for the year ended November 30, 1995, filed November 20, 1996).

  4        Rights Agreement, dated as of January 28, 1987, between the
           Registrant and Harris Trust and Savings Bank, as Rights Agent
           (incorporated by reference to the Registrant's Registration
           Statement on Form 8-A, File No. 1-6018, dated February 10,
           1987).

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

 10.3      Tokheim Corporation 1996 Key Management Incentive Bonus Plan.

 10.4      Employment Agreement, dated September 22, 1995, between the
           Registrant and Douglas K. Pinner (incorporated by reference to the Registrant's 10-K/A, for the year ended November 30, 1995, filed November 20, 1996).

 10.5      Employment Agreement, dated September 22, 1995, between the
           Registrant and Terry M. Fulmer (incorporated by reference to the Registrant's 10-K/A, for the year ended November 30, 1995, filed November 20, 1996).

 11        Statement re:  Computation of Per Share Earnings.

 27        Financial Data Schedule