Form 10-Q/A
period 1996-05-31
TOKHEIM CORP
filed 1996-11-20
CIK 98559

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
                              TOKHEIM CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           INDIANA                                          35-0712500
-------------------------------                        --------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)


   10501 CORPORATE DR., FORT WAYNE, IN                               46845
------------------------------------------                      --------------
  (Address of principal executive offices)                        (Zip Code)

(Registrant's telephone number including area code)  (219) 470-4600
                                                      --------------
                                NOT APPLICABLE
----------------------------------------------------------------------------
(Former name, former address, and former fiscal year if changed since last report)

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

The exhibit index is located on page 7.

                        PART I.  FINANCIAL INFORMATION

                             TOKHEIM CORPORATION


ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(AMOUNTS IN THOUSANDS EXCEPT AMOUNTS PER SHARE)

                                                     Three Months Ended              Six Months Ended
                                                   -----------------------        -----------------------
                                                   May 31,         May 31,        May 31,         May 31,
                                                    1996            1995           1996            1995
                                                   -----------------------        -----------------------
NET SALES.................................          $57,620         $54,127        $107,167      $99,972
Cost of sales, exclusive of items
 listed below.............................           43,497          40,554          81,356       76,967
Selling, general, and administrative
 expenses.................................           12,071          10,730          23,054       19,964
Depreciation and amortization.............            1,067           1,167           2,137        2,327
Interest expense (net of interest
  income of $75 and $172 in 1996 and $60
  and $107 in 1995 for the three-month
  and six-month periods, respectively)....              718             907           1,466        1,701
Foreign currency (gains) losses...........               40               1            (250)        (177)
Other expenses, net.......................               42             153              42           89
                                                    -------         -------        --------      -------
Earnings (loss) before income taxes.......              185             615            (638)        (899)
Income taxes..............................             (351)             89            (506)         (62)
                                                    -------         -------        --------      -------
NET EARNINGS (LOSS).......................          $   536         $   526        $   (132)     $  (837)
                                                    =======         =======        ========      =======
Preferred stock dividends.................          $   385         $   395        $    774      $   796
Net earnings (loss) applicable to
  common stock............................          $   151         $   131        $   (906)     $(1,633)

Earnings (loss) per common share:
  Primary:
    Net earnings (loss)...................          $  0.02         $  0.02        $  (0.11)     $ (0.21)
                                                    =======         =======        ========      =======
    Weighted average shares outstanding...            8,009           7,904           7,938        7,864

  Fully Diluted:
    Net earnings (loss)...................          $  0.02         $  0.01        $  (0.11)     $ (0.21)
                                                    =======         =======        ========      =======
    Weighted average shares outstanding...            9,681           9,659           7,938        7,864


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly its financial position as of May 31, 1996 and the results of operations and cash flows for the three month and six month periods ended May 31, 1996 and 1995.

Amounts for interim periods are unaudited. Amounts for the year ended November 30, 1995 were derived from audited financial statements included in the 1995 Annual Report to Stockholders.

Certain prior year amounts in these financial statements have been reclassified to conform with current year presentations.

See financial statements and accompanying notes in the Company's 1995 Annual Report.

CONSOLIDATED CONDENSED BALANCE SHEET
(IN THOUSANDS)


                                                                May 31,            November 30,
                                                                 1996                 1995
                                                              -----------          ------------
ASSETS
Current assets:
Cash and cash equivalents................................        $  2,005              $  2,966
Receivables, net.........................................          37,530                45,649
Inventories:
  Raw materials and supplies.............................           9,329                 7,649
  Work in process........................................          25,935                25,535
  Finished goods.........................................           6,617                 4,911
                                                                 --------              --------
                                                                   41,881                38,095
  Less amount necessary to reduce certain
    inventories to LIFO method...........................           3,105                 3,100
                                                                 --------              --------
                                                                   38,776                34,995
Prepaid expenses.........................................           2,519                 3,188
                                                                 --------              --------
Total current assets.....................................          80,830                86,798
Property, plant, and equipment, net......................          27,372                28,558
Other assets and deferred charges........................          10,695                 5,876
                                                                 --------              --------
Total assets.............................................        $118,897              $121,232
                                                                 ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt.....................        $    441              $    351
Notes payable, banks.....................................           2,969                 2,364
Accounts payable.........................................          19,473                18,689
Accrued expenses.........................................          14,489                18,141
                                                                 --------              --------
Total current liabilities................................          37,372                39,545
Long-term debt...........................................          23,468                21,321
Guaranteed Employees' Stock Ownership
  Plan Obligation........................................          13,064                14,576
Postretirement benefit liability.........................          14,202                13,882
Minimum pension liability................................           3,868                 3,868
Other long-term liabilities..............................              --                   110
Deferred income taxes....................................             717                   807
                                                                 --------              --------
                                                                   92,691                94,109
                                                                 --------              --------

Redeemable convertible preferred stock...................          24,000                24,000
Guaranteed Employees' Stock Ownership
  Plan Obligation........................................         (12,761)              (13,790)
Treasury stock, at cost..................................          (4,105)               (3,784)
                                                                 --------              --------
                                                                    7,134                 6,426
                                                                 --------              --------

Common stock.............................................          19,409                19,409
Guaranteed Employees' Stock Ownership
  Plan Obligation........................................            (303)                 (786)
Minimum pension liability................................          (3,868)               (3,868)
Foreign currency translation adjustments.................          (4,759)               (3,542)
Retained earnings........................................           8,796                 9,715
                                                                 --------              --------
                                                                   19,275                20,928
Treasury stock, at cost..................................            (203)                 (231)
                                                                 --------              --------
                                                                   19,072                20,697
                                                                 --------              --------
Total liabilities and stockholders' equity...............        $118,897              $121,232
                                                                 ========              ========

CONSOLIDATED CONDENSED
STATEMENT OF CASH FLOWS
(IN THOUSANDS)


                                                                Six Months Ended
                                                           ---------------------------
                                                            May 31,           May 31,
                                                             1996              1995
                                                           ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.................................................  $   (132)         $   (837)
Adjustments to reconcile net loss to net cash
 provided from (used in) operations:
   Depreciation and amortization.........................     2,137             2,327
   Gain on sale of property, plant, and equipment........       (65)              (73)
   Deferred income taxes.................................       (55)             (151)
   Changes in assets and liabilities:
      Receivables, net...................................     7,289               399
      Inventories........................................    (4,262)           (2,168)
      Prepaid expenses...................................       639            (1,254)
      Accounts payable...................................     1,277             3,355
      Accrued expenses...................................    (2,604)           (1,206)
      U.S. and foreign income taxes......................      (663)               35
      Other..............................................    (6,444)              (21)
                                                           --------          --------
Net cash provided from (used in) operations..............    (2,883)              406
                                                           --------          --------
CASH FLOWS FROM INVESTING AND OTHER ACTIVITIES:
Plant and equipment additions............................    (1,986)           (3,613)
Proceeds from sale of property, plant, and equipment.....       977               106
                                                           --------          --------
Net cash used in investing and other activities..........    (1,009)           (3,507)
                                                           --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in term debt....................................     3,295             1,379
Increase in notes payable, banks.........................       725               712
Treasury stock, net......................................      (310)              185
Preferred Stock dividends................................      (774)             (796)
                                                           --------          --------
Net cash provided from financing activities..............     2,936             1,480
                                                           --------          --------

EFFECT OF TRANSLATION ADJUSTMENT ON CASH.................        (5)               81

CASH AND CASH EQUIVALENTS:
Decrease in cash.........................................      (961)           (1,540)
Beginning of year........................................     2,966             3,933
                                                           --------          --------
End of period............................................  $  2,005          $  2,393
                                                           ========          ========

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

EARNINGS: Consolidated net earnings in the fiscal 1996 second quarter were $536,000, or $0.02 per common share on a primary basis, compared to earnings of $526,000, or $0.02 per common share, reported in the previous year's second quarter. A net loss of $132,000, or $0.11 per share on a primary basis, was reported for the first six months of 1996 compared to a net loss of $837,000, or $0.21 per share, incurred for the same period last year.


COSTS AND EXPENSES:
Gross margin as a percent of sales was 24.5% compared to 25.1% reported in the fiscal 1995 second quarter. This decrease was due to product development costs primarily attributable to work on the three-year supply contract announced April 3, with Royal Dutch Shell for the Asian region. Sales related to this contract are estimated at $50 to $70 million over a three year period. The Company expects to begin realizing the financial benefit of this contract in the third quarter. Gross margin as a percent of sales for the six month periods ended May 31, 1996 and 1995 were 24.1% and 23.0%, respectively. This increase is attributable to the favorable first quarter results primarily due to higher sales volumes, actions taken to improve the Company's cost structure and a favorable product sales mix, partially offset by the costs described above.

Selling, general, and administrative expenses increased as a percent of sales by
1.1 percentage points and 1.5 percentage points over comparable 1995 levels for the three month and six month periods, respectively. These increases are generally attributable to legal fees to defend the Company against certain pending cases, wages and fringe benefits, and costs associated with a customer satisfaction program related to previously sold dispensers.

Net interest expense decreased by $189,000 and $235,000 from the prior year for the three and six month periods ended May 31, 1996 due to a decrease in average borrowings through most of the six month period. Amortization of debt restructuring charges included in interest expense was $112,000 and $243,000 in 1996 and $107,000 and $241,000 in 1995 for the three month and six month periods, respectively.

Depreciation and amortization decreased $100,000 and $190,000 for the three and six month periods ended May 31, 1996 from the same periods one year ago. These decreases were largely due to certain assets becoming fully depreciated in recent periods and utilization of operating leases to finance the current capital needs.

Foreign currency and other expenses as a percent of sales did not change significantly compared to the three and six month periods ended May 31, 1995.

OTHER: Cash used in operations for the six month period ended May 31, 1996 was $2,883,000 versus $406,000 provided from operations in the prior year's second quarter. The decrease relative to the prior year reflects the financial effect of deposits made on the purchase of manufacturing equipment to be installed at the Fort Wayne, Indiana manufacturing facility during the third and fourth quarters of 1996. The equipment purchase is part of the previously announced $12.8 million capital expenditure program to improve plant productivity and manufacturing, capacity, product design capability and quality of both products and processes. Deposits related to the proposed acquisition of the fuel pump business of Sofitam S.A. discussed below are also included in quarterly cash usage. These items are classified under the caption "other assets and deferred charges" in the Balance Sheet.

Funds used in investing and other activities were $1,009,000 in 1996, representing $1,986,000 in capital expenditures less $977,000 in proceeds from the sale of property and equipment. Cash used in investing and other activities in the 1995 second quarter was $3,507,000 reflecting capital expenditures of $3,613,000 offset by proceeds from the sale of equipment of $106,000.

Cash generated from financing activities of $2,936,000 in 1996 and $1,480,000 in 1995 principally represented increases in debt less preferred stock dividend payments. The aggregate increase in 1996 Borrowings is an increase due to deposits on machinery and equipment and deposits for the Acquisition.

DIVIDENDS:  No cash dividends on common stock were declared during the period.

OTHER DEVELOPMENTS: On June 25, 1996, Tokheim announced an agreement to purchase the fuel pump business of Paris, France-based Sofitam S.A. in a transaction having an aggregate purchase price of approximately $107.4 million, subject to post-closing adjustments.

The Sofitam acquisition has major strategic significance to Tokheim in that the merged businesses create the world's largest independent designer, manufacturer and servicer of electronic and mechanical petroleum dispensing marketing systems, including service station equipment, point-of-sale control systems and cash-and-credit card-activated transaction systems. The combined global entity would have proforma revenues of approximately $399.0 million and have complementary facilities throughout Europe, the United Kingdom, Africa, the United States and Canada. The acquisition is anticipated to be completed by the early fall.

This combination of two companies, who have enjoyed strong industry positions on two separate continents, consolidates our respective relative strengths in Northern and Southern Europe and Africa. It represents a significant augmentation to Tokheim's recently established strong base in Asia Pacific and Eastern and Central Europe by creating and combining an unparalleled global service network, we are creating a structure that is congruent with the globalization strategies of our major oil customers. It also creates the requisite critical infrastructure to support broader and more advanced technological development. Sofitam International and Satam are highly respected names in our industry with good management, and we look forward to realizing the full potential of this global partnership.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
  2        Option Agreement, dated as of May 7, 1996, between the
           Registrant and Sofitam S.A. (incorporated by reference to the
           Registrant's Current Report on Form 8-K, File No. 96-633231,
           dated September 6, 1996).

  3.1 Restated Articles of Incorporation of the Registrant, as filed with the Indiana Secretary of State on August 17, 1990 (incor-porated by reference to the Registrant's Annual Report on Form
           10-K/A for the year ended November 30, 1995, filed November
           20, 1996.)

  3.2      Bylaws of the Registrant, as restated on Annual Report on FormJuly
           12, 1995 (incorporated by reference to the Registrant's 10-K/A for the year ended November 30, 1995, filed November 20, 1996).

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

 10.3      Tokheim Corporation 1996 Key Management Incentive Bonus Plan
           (incorporated by reference to the Registrant's Report on Form
           10-Q/A, for the quarter ended February 29, 1996, filed November
           20, 1996).

 10.4      Employment Agreement, dated September 22, 1995, between the
           Registrant and Douglas K. Pinner (incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended November 30, 1995, filed November 20, 1996).

 10.5      Employment Agreement dated April 1, 1996, between the
           Registrant and C. B. Ellis, Jr.

 10.6      Employment Agreement dated September 22, 1995, between the
           Registrant and Terry M. Fulmer (incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended November 30, 1995, filed November 20, 1996).

 11        Statement re:  Computation of Per Share Earnings.

 27        Financial Data Schedule

(b)  Reports on Form 8-K

A Current Report on Form 8-K was filed on April 12, 1996. This Form was filed to report a significant strengthening of the Company's relationship with the Royal Dutch Shell Group of companies through having been chosen as the exclusive supplier of fuel dispensing equipment for Shell's operating companies in 6 Asian countries, including Hong Kong, Malaysia, Pakistan, the Philippines, Singapore, and Thailand. The report was dated April 3, 1996.

A Current Report on Form 8-K was filed on July 9, 1996. This Form was filed to report the signing of an agreement to acquire the petroleum dispensing marketing and service business of Paris-based Sofitam International in a transaction having an aggregate purchase price of approximately $108 million, subject to post-closing adjustments. The report was dated June 26, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                TOKHEIM CORPORATION
                                          -------------------------------


Date:  November 20, 1996                          DOUGLAS K. PINNER
      ------------------                  --------------------------------
                                          Chairman of the Board, President and
                                            Chief Executive Officer and Director


Date:  November 20, 1996                         JOHN A. NEGOVETICH
      ------------------                  --------------------------------
                                          President, Tokheim, North
                                            America and Acting
                                            Chief Financial Officer

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                             DESCRIPTION
  -------                            -----------
  2        Option Agreement, dated as of May 7, 1996, between the
           Registrant and Sofitam S.A. (incorporated by reference to the
           Registrant's Current Report on Form 8-K, File No. 96-633231,
           dated September 6, 1996).

  3.1 Restated Articles of Incorporation of the Registrant, as filed with the Indiana Secretary of State on August 17, 1990 (incor-porated by reference to the Registrant's Annual Report on Form
           10-K/A for the year ended November 30, 1995, filed November
           20, 1996.)

  3.2      Bylaws of the Registrant, as restated on Annual Report on FormJuly
           12, 1995 (incorporated by reference to the Registrant's 10-K/A for the year ended November 30, 1995, filed November 20, 1996).

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

 10.3      Tokheim Corporation 1996 Key Management Incentive Bonus Plan
           (incorporated by reference to the Registrant's Report on Form
           10-Q/A, for the quarter ended February 29, 1996, filed November
           20, 1996).

 10.4      Employment Agreement, dated September 22, 1995, between the
           Registrant and Douglas K. Pinner (incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended November 30, 1995, filed November 20, 1996).

 10.5      Employment Agreement dated April 1, 1996, between the
           Registrant and C. B. Ellis, Jr.

 10.6      Employment Agreement dated September 22, 1995, between the
           Registrant and Terry M. Fulmer (incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended November 30, 1995, filed November 20, 1996).

 11        Statement re:  Computation of Per Share Earnings.

 27        Financial Data Schedule