Form 10-Q/A
period 1996-08-31
TOKHEIM CORP
filed 1996-11-20
CIK 98559

                                   FORM 10-Q/A

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           August 31, 1996
                                         ---------------
Commission File Number 1-6018
                       ------
                              TOKHEIM CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           INDIANA                                          35-0712500
-------------------------------                        --------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)


   10501 CORPORATE DR., FORT WAYNE, IN                        46845
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

(Registrant's telephone number including area code)  (219) 470-4600
                                                      -------------
                                NOT APPLICABLE
----------------------------------------------------------------------------
(Former name, former address, and former fiscal year if changed since last report)

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

In addition, 794,839 shares of convertible preferred stock were held by the Retirement Savings Plan for Employees of Tokheim Corporation and Subsidiaries.

The exhibit index is located on page 7.

                        PART I.  FINANCIAL INFORMATION

                              TOKHEIM CORPORATION


ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(AMOUNTS IN THOUSANDS EXCEPT AMOUNTS PER SHARE)

                                                 Three Months Ended                    Nine Months Ended
                                              August 31,      August 31,           August 31,      August 31,
                                                 1996           1995                 1996            1995
                                              --------------------------           --------------------------
NET SALES..................................     $59,044         $52,935             $166,212         $152,907
Cost of sales, exclusive of items
 listed below..............................      45,451          40,577              126,809          117,544
Selling, general, and administrative
 expenses..................................      11,152          10,799               34,205           30,763
Depreciation and amortization..............         989           1,165                3,126            3,492
Interest expense (net of interest
  income of $172 and $344 in 1996 and $75
  and $182 in 1995 for the three-month
  and nine-month periods, respectively)....         838             825                2,304            2,526
Foreign currency (gains) losses............          39             227                 (211)              50
Other expenses, net........................         421             190                  463              278
                                                -------         -------             --------         --------
Earnings (loss) before income taxes........         154            (848)                (484)          (1,746)
Income taxes...............................         266              93                 (240)              32
                                                -------         -------             --------         --------
NET LOSS...................................     $  (112)        $  (941)            $   (244)        $ (1,778)
                                                =======         =======             ========         ========
Preferred stock dividends..................     $   385         $   392             $  1,159         $  1,188
Net loss applicable to
  common stock.............................     $  (497)        $(1,333)            $ (1,403)        $ (2,966)

Loss per common share:
  Primary:
    Net loss...............................     $ (0.06)        $ (0.17)            $  (0.18)        $  (0.38)
                                                =======         =======             ========         ========
    Weighted average shares outstanding....       7,939           7,913                7,938            7,880

  Fully diluted:
    Net loss...............................     $ (0.06)        $ (0.17)            $  (0.18)        $  (0.38)
                                                =======         =======             ========         ========
    Weighted average shares outstanding....       7,939           7,913                7,938            7,880


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring items) necessary to present fairly its financial position as of August 31, 1996 and the results of operations and cash flows for the three month and nine month periods ended August 31, 1996 and 1995.

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

CONSOLIDATED CONDENSED BALANCE SHEET
(IN THOUSANDS)


                                                                    August 31,            November 30,
                                                                       1996                   1995
                                                                    -----------           ------------
ASSETS
Current assets:
Cash and cash equivalents................................             $  6,974               $  2,966
Receivables, net.........................................               38,148                 45,649
Inventories:
  Raw materials and supplies.............................                7,859                  7,649
  Work in process........................................               27,716                 25,535
  Finished goods.........................................                5,661                  4,911
                                                                      --------               --------
                                                                        41,236                 38,095
  Less amount necessary to reduce certain
    inventories to LIFO method...........................                3,180                  3,100
                                                                      --------               --------
                                                                        38,056                 34,995
Prepaid expenses.........................................                2,411                  3,188
                                                                      --------               --------
Total current assets.....................................               85,589                 86,798
Restricted cash held in escrow...........................               96,401                    ---
Property, plant, and equipment, net......................               26,375                 28,558
Other assets and deferred charges........................                9,363                  5,876
                                                                      --------               --------
Total assets.............................................             $217,728               $121,232
                                                                      ========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt.....................             $    386               $    351
Notes payable, banks.....................................                3,153                  2,364
Accounts payable.........................................               17,900                 18,689
Accrued expenses.........................................               15,149                 18,141
                                                                      --------               --------
Total current liabilities................................               36,588                 39,545
Long-term debt...........................................              123,392                 21,321
Guaranteed Employees' Stock Ownership
  Plan Obligation........................................               12,535                 14,576
Postretirement benefit liability.........................               14,351                 13,882
Minimum pension liability................................                3,868                  3,868
Other long-term liabilities..............................                  ---                    110
Deferred income taxes....................................                  822                    807
                                                                      --------               --------
                                                                       191,556                 94,109
                                                                      --------               --------

Redeemable convertible preferred stock...................               24,000                 24,000
Guaranteed Employees' Stock Ownership
  Plan Obligation........................................              (12,232)               (13,790)
Treasury stock, at cost..................................               (4,129)                (3,784)
                                                                      --------               --------
                                                                         7,639                  6,426
                                                                      --------               --------

Common stock.............................................               19,409                 19,409
Guaranteed Employees' Stock Ownership
  Plan Obligation........................................                 (303)                  (786)
Minimum pension liability................................               (3,868)                (3,868)
Foreign currency translation adjustments.................               (4,800)                (3,542)
Retained earnings........................................                8,298                  9,715
                                                                      --------               --------
                                                                        18,736                 20,928
Treasury stock, at cost..................................                 (203)                  (231)
                                                                      --------               --------
                                                                        18,533                 20,697
                                                                      --------               --------
Total liabilities and stockholders' equity...............             $217,728               $121,232
                                                                      ========               ========

CONSOLIDATED CONDENSED
STATEMENT OF CASH FLOWS
(IN THOUSANDS)


                                                                               Nine Months Ended
                                                                       --------------------------------
                                                                       August 31,             August 31,
                                                                          1996                   1995
                                                                       --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.................................................              $   (244)              $ (1,778)
Adjustments to reconcile net loss to net cash
 used in operations:
   Depreciation and amortization.........................                 3,126                  3,492
   Gain on sale of property, plant, and
     equipment...........................................                   (70)                   (62)
   Deferred income taxes.................................                    35                   (134)
   Changes in assets and liabilities:
      Receivables, net...................................                 6,648                  4,369
      Inventories........................................                (3,489)                (3,821)
      Prepaid expenses...................................                   766                 (1,387)
      Accounts payable...................................                  (301)                   (53)
      Accrued expenses...................................                (1,682)                  (125)
      U.S. and foreign income taxes......................                  (788)                  (150)
      Other..............................................                (5,125)                  (366)
                                                                       --------               --------
Net cash used in operations..............................                (1,124)                   (15)
                                                                       --------               --------
CASH FLOWS FROM INVESTING AND OTHER ACTIVITIES:
Restricted cash held in escrow...........................               (96,401)                   ---
Plant and equipment additions............................                (1,887)                (4,204)
Proceeds from sale of property, plant, and
  equipment..............................................                 1,007                    106
                                                                       --------               --------
Net cash used in investing and other activities..........               (97,281)                (4,098)
                                                                       --------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in term debt....................................               103,071                  1,370
Increase in notes payable, banks.........................                   848                  1,315
Treasury stock, net......................................                  (334)                   278
Preferred stock dividends................................                (1,159)                (1,188)
                                                                       --------               --------

Net cash provided from financing activities..............               102,426                  1,775
                                                                       --------               --------

EFFECT OF TRANSLATION ADJUSTMENT ON CASH.................                   (13)                   110

CASH AND CASH EQUIVALENTS:
Increase (Decrease) in cash..............................                 4,008                 (2,228)
Beginning of year........................................                 2,966                  3,933
                                                                       --------               --------
End of period............................................              $  6,974               $  1,705
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

Selling, general, and administrative expenses increased as a percent of sales
1.5 and 0.5 percentage points over comparable 1995 levels for the three month and nine month periods, respectively. These increases are generally attributable to legal fees to defend the Company against certain pending cases, increased employee cost, and a recently implemented customer satisfaction program related to previously sold dispensers.

Net interest expense for the fiscal 1996 third quarter was $838,000 versus $825,000 reported in the comparable period in 1995. This increase was attributable to eight days of interest on the recently issued 11.5% Senior Subordinated Notes partially offset by the interest income from the Senior Notes proceeds held in escrow. Net interest expenses of $2,304, for the first nine months decreased from net interest expense of $2,526, reported in the same period last year. This decrease is due to reduced average borrowings throughout most of the first nine month period offset by an increase in interest income. Amortization of debt restructuring charges included in interest expense was $355,000 and $112,000 in 1996 and $371,000 and $129,000 in 1995 for the nine month and three month periods, respectively.

Depreciation and amortization decreased $176,000 and $366,000, respectively, for the three and nine month periods ended August 31, 1996 from the same periods one year ago. These decreases were due to certain assets becoming fully depreciated in previous periods and utilization of operating leases to finance current capital needs.

Foreign currency loss for the three months ended August 31, 1996 decreased considerably from the same period one year ago. In the prior year devaluation of the major European currencies caused an adverse effect on the European subsidiaries. The favorable impact in the nine month period ended August 31, 1996 is due to the overall strengthening of those same European currencies during the current year.

Other expenses,net as a percent of sales or in dollars did not significantly change compared to the three and nine month periods ended August 31, 1995.

OTHER: Cash used in operations for the nine month period ended August 31, 1996 was $1,124,000 versus $15,000 in the prior year's third quarter. The decrease relative to the prior year reflects the financial effect of deferred charges related to the acquisition of Sofitam. These items are reflected under the caption "Other assets and deferred charges" in the balance sheet.

Funds used in investing and other activities were $97,281,000 for the nine months ended August 31, 1996, representing $1,887,000 in capital expenditures less $1,007,000 in proceeds from the sale of property and equipment. In addition, $96,401,000 net proceeds from the issuance of 11.5% Senior Subordinated Notes was held in escrow to fund the purchase of the fuel pump business of Sofitam. Cash used in investing and other activities in the 1995 third quarter was $4,098,000 reflecting capital expenditures of $4,204,000 offset by proceeds from the sale of equipment of $106,000.

Cash generated from financing activities of $102,426,000 for the nine months ended August 31, 1996, and $1,775,000 for the same period in 1995 principally represented increases in debt less preferred stock dividend payments. The 1996 increase in debt is due to the placement of $100,000,000 11.5% Senior Subordinated Notes maturing in the year 2006 and deferred charges for the acquisition.

DIVIDENDS:  No cash dividends on common stock were declared during the period.

OTHER DEVELOPMENTS: The recent acquisition of the fuel pump business of Sofitam, a Paris, France based corporation, launches the Company to a leadership position in the petroleum dispensing industry with approximately $399.0 million in combined product and service support revenues from around the world.

The $107.4 million purchase transaction was financed by the private placement of $100 million principal amount of Tokheim Corporation 11.5% Senior Subordinated Notes due 2006, and the utilization of a portion of an $80 million bank credit facility.

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

  3.1 Restated Articles of Incorporation of the Registrant, as filed with the Indiana Secretary of State on August 17, 1990 (incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended November 30, 1995, filed November 20, 1996).

  3.2      Bylaws of the Registrant, as restated on July 12, 1995
           (incorporated by reference to the Registrant's Annual
           Report on Form 10-K/A for the year ended November 30, 1995, filed November 20, 1996).

  4.1 Rights Agreement, dated as of January 28, 1987, between the Registrant and Harris Trust and Savings Bank, as
           Rights Agent (incorporated by reference to the Registrant's Registration Statement on Form 8-A, File
           No. 1-6018, dated February 10, 1987).

  4.2 Indenture, dated as of August 23, 1996, betweem the Registrant and Harris Trust and Savings Bank, as Trustee
           (incorporated by reference to the Registrant's Current
           Report on Form 8-K, File No. 96-633231, dated
           September 6, 1996).

  4.3 Registration Rights Agreement, dated as of August 23, 1996, among the Registrant, BT Securities Corporation and First
           Chicago Capital Markets, Inc.

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

 10.3      1996 Tokheim Corporation Key Management Incentive Bonus Plan
           (incorporated by reference to the Registrant's Report on Form 10-Q/A, for the quarter ended February 29, 1996, filed
           November 20, 1996).

 10.4      Employment Agreement dated September 22, 1995, between the
           Registrant and Douglas K. Pinner (incorporated by reference to the Registrant's Annual Report on Form 10-K/A, for the year ended November 30, 1995, filed November 20, 1996).

 10.6      Employment Agreement dated April 1, 1996, between the
           Registrant and C. B. Ellis, Jr. (incorporated by reference to the Registrant's Report on Form 10-Q/A, for the quarter ended May 31, 1996, filed November 20, 1996).

 10.7      Employment Agreement dated September 22, 1995, between the
           Registrant and Terry M. Fulmer (incorporated by reference to the Registrant's Annual Report on Form 10-K/A, for the year ended November 30, 1995, filed November 20, 1996).

 11        Statement re:  Computation of Per Share Earnings.

 27        Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 TOKHEIM CORPORATION
                                          --------------------------------

Date: November 20, 1996                          DOUGLAS K. PINNER
      -----------------                   --------------------------------
                                                 Chairman of the Board,
                                             President and Chief Executive
                                                 Officer and Director

Date: November 20, 1996                          JOHN A. NEGOVETICH
      -----------------                   --------------------------------
                                                 President, Tokheim, North
                                                    America, and Acting
                                                  Chief Financial Officer

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

The following table presents information necessary to calculate earnings per share for the three month and nine month periods ended August 31, 1996 and August 31, 1995:

                                                   PRIMARY
                                    --------------------------------------------
                                     Three Months Ended      Nine Months Ended
                                    ---------------------  ---------------------
                                    August 31, August 31,  August 31, August 31,
                                     1996        1995        1996       1995
                                    --------------------------------------------
Shares outstanding (in thousands):
 Weighted average outstanding.....     7,939      7,913       7,938      7,880
 Share equivalents................       --         --          --         --
                                      ------    -------     -------    -------
 Adjusted outstanding.............     7,939      7,913       7,938      7,880
                                      ======    =======     =======    =======
Net loss..........................    $ (112)   $  (941)    $  (244)    (1,778)
Preferred stock dividends.........      (385)      (392)     (1,159)    (1,188)
                                      ------    -------     -------    -------
Loss applicable to common stock...    $ (497)   $(1,333)    $(1,403)   $(2,966)
                                      ======    =======     =======    =======

Net loss per common share.........    $(0.06)   $ (0.17)    $ (0.18)   $ (0.38)
                                      ======    =======     =======    =======

For financial reporting purposes, the loss per share, assuming full dilution, is considered to be the same as primary since the effect of the common stock equivalents would be antidilutive.

                                                   FULLY DILUTED
                                    --------------------------------------------
                                     Three Months Ended      Nine Months Ended
                                    --------------------   ---------------------
                                    August 31, August 31,  August 31, August 31,
                                      1996       1995        1996       1995
                                    --------------------------------------------
Shares outstanding (in thousands):
 Weighted average outstanding.....     7,939      7,913       7,938      7,880
 Share equivalents................        63         16          63         26
 Weighted conversion of preferred
  stock...........................     1,705      1,905       1,711      1,810
                                      ------    -------     -------    -------
 Adjusted outstanding.............     9,707      9,834       9,712      9,716
                                      ======    =======     =======    =======

Net loss..........................    $ (112)   $  (941)    $  (244)   $(1,778)
Incremental RSP expense...........      (385)      (392)     (1,159)    (1,188)
                                      ------    -------     -------    -------
Loss applicable to common
 stock............................    $ (497)   $(1,333)    $(1,403)   $(2,966)
                                      ======    =======     =======    =======

Net loss per common share.........    $(0.05)   $ (0.14)    $ (0.14)   $ (0.31)
                                      ======    =======     =======    =======

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

  3.1 Restated Articles of Incorporation of the Registrant, as filed with the Indiana Secretary of State on August 17, 1990 (incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended November 30, 1995, filed November 20, 1996).

  3.2      Bylaws of the Registrant, as restated on July 12, 1995
           (incorporated by reference to the Registrant's Annual
           Report on Form 10-K/A for the year ended November 30, 1995, filed November 20, 1996).

  4.1 Rights Agreement, dated as of January 28, 1987, between the Registrant and Harris Trust and Savings Bank, as
           Rights Agent (incorporated by reference to the Registrant's Registration Statement on Form 8-A, File
           No. 1-6018, dated February 10, 1987).

  4.2 Indenture, dated as of August 23, 1996, betweem the Registrant and Harris Trust and Savings Bank, as Trustee
           (incorporated by reference to the Registrant's Current
           Report on Form 8-K, File No. 96-633231, dated
           September 6, 1996).

  4.3 Registration Rights Agreement, dated as of August 23, 1996, among the Registrant, BT Securities Corporation and First
           Chicago Capital Markets, Inc.

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

 10.3      1996 Tokheim Corporation Key Management Incentive Bonus Plan
           (incorporated by reference to the Registrant's Report on Form 10-Q/A, for the quarter ended February 29, 1996, filed
           November 20, 1996).

 10.4      Employment Agreement dated September 22, 1995, between the
           Registrant and Douglas K. Pinner (incorporated by reference to the Registrant's Annual Report on Form 10-K/A, for the year ended November 30, 1995, filed November 20, 1996).

 10.6      Employment Agreement dated April 1, 1996, between the
           Registrant and C. B. Ellis, Jr. (incorporated by reference to the Registrant's Report on Form 10-Q/A, for the quarter ended May 31, 1996, filed November 20, 1996).

 10.7      Employment Agreement dated September 22, 1995, between the
           Registrant and Terry M. Fulmer (incorporated by reference to the Registrant's Annual Report on Form 10-K/A, for the year ended November 30, 1995, filed November 20, 1996).

 11        Statement re:  Computation of Per Share Earnings.

 27        Financial Data Schedule.