Form 10-K
period 1996-11-30
TOKHEIM CORP
filed 1997-02-28
CIK 98559

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    For fiscal year ended November 30, 1996

                         COMMISSION FILE NUMBER 1-6018

                              TOKHEIM CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                                     35-0712500
                INDIANA                      (I.R.S. EMPLOYER I.D. NO.)
       (STATE OF INCORPORATION)

                                                        46801
   10501 CORPORATE DR., P.O. BOX 360                 (ZIP CODE)
          FORT WAYNE, INDIANA
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (219) 470-4600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                          NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                               ON WHICH REGISTERED
         -------------------                             -----------------------
      Common Stock, no par value........................ New York Stock Exchange
      Preferred Stock Purchase Rights................... New York Stock Exchange

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of February 7, 1997, 7,945,474 shares of voting common stock were outstanding. The aggregate market value of shares held by non-affiliates was $70.9 million (based on the closing price of these shares on the New York Stock Exchange on such date).

  In addition, 793,160 shares of convertible preferred stock were held by the Trustee of the Retirement Savings Plan for Employees of Tokheim Corporation and subsidiaries. The liquidation value is $25 per share with an aggregate liquidation value of $19.8 million. For a complete discussion regarding the attributes of this preferred stock, see Item 5 on page 7.

                      DOCUMENTS INCORPORATED BY REFERENCE

        DOCUMENT                                               FORM 10-K
        --------                                        -----------------------
      Proxy Statement.................................. Part III, Item(s) 10-13

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              TOKHEIM CORPORATION

                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

 Item  1. Business.......................................................     3
 Item  2. Properties.....................................................     6
 Item  3. Legal Proceedings..............................................     7
 Item  4. Submission of Matters to a Vote of Security Holders............     7

                                    PART II

                    Market for the Registrant's Common Equity and Related
 Item  5. Stockholder Matters............................................     7
 Item  6. Selected Financial Data........................................     9
          Management's Discussion and Analysis of Financial Condition and
 Item  7. Results of Operation...........................................    10
 Item  8. Financial Statements and Supplementary Data....................    15
 Item  9. Disagreements on Accounting and Financial Disclosure...........    42

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............    42
 Item 11. Executive Compensation.........................................    43
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    43
 Item 13. Certain Relationships and Related Transactions.................    44

                                    PART IV

           Exhibits, Financial Statement Schedules, and Reports on Form
 Item 14.  8-K...........................................................    44

                                    PART I

ITEM 1. BUSINESS.

 (a) General:

  Tokheim Corporation and its subsidiaries (the "Company") are engaged in the design, manufacture and servicing of electronic and mechanical petroleum dispensing marketing systems, including service station equipment, point-of-sale (POS) control systems, and card- and cash-activated transaction systems for customers around the world.

  Sales of the Company's products can be affected by a variety of factors, such as environmental regulations, retail petroleum construction, the price of oil, interest rates, weather conditions, political stability in foreign markets, and general economic conditions.

  The information that follows should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes included elsewhere in this Form 10-K.

  On September 6, 1996, the Company completed the acquisition of the petroleum dispenser business ("Sofitam") of Sofitam S.A., a French corporation. The Company purchased Sofitam's equity for $107.4 million, less Sofitam's debt of $58.4 million and other adjustments. The transaction was financed by the private placement of senior subordinated notes (which were subsequently exchanged for registered senior subordinated Notes) and by the use of a portion of a bank credit facility. The acquisition of Sofitam materially impacted the financial position of the Company, increasing sales as well as debt and leverage ratios.

  Headquartered in France, Sofitam is the leading manufacturer and servicer of petroleum dispensers in France and northern Africa, and a leading manufacturer in southern Europe. This coverage complements Tokheim's recently-strengthened positions in the U.S., the Asia Pacific and in eastern and central Europe. The combination of Tokheim and Sofitam has thus created one of the world's largest manufacturers and servicers of petroleum dispensing systems, with an ability to provide its products and services globally. Management believes that the Company's reach, expanded product offerings and customer relationships has made it one of the strongest competitors in the industry.

  The continuing improvement during 1996 in industry demand for petroleum marketing equipment was driven by the development of emerging markets, compliance with U.S. Federal Clean Air Act amendments requiring Stage II vapor recovery, and the increased demand for automated equipment, including dispenser payment terminals and point-of-sale systems. In addition, Tokheim's operating performance continued to benefit from new product introductions, strengthened distribution channels, increased international market penetration, and cost-reduction programs which more than offset price deterioration.

  The Board of Directors approved a program to consolidate the Company's existing European operations with those recently acquired from Sofitam. The capital expenditures necessary to accomplish the European consolidation are estimated to be $6.3 million over 1997 and 1998. In addition, the Company expects to incur $9.7 million of cost to close redundant Sofitam operations. Cost savings from this investment are expected to be realized over the next two to three years. In 1996, the Company completed most of a $12.8 million capital expenditure program at the Company's U.S. facilities, which the Board of Directors authorized in 1995. The program, which was financed through operating leases, made important improvements to plant productivity and capacity, product design, and quality of both products and processes.

  During the year, Tokheim achieved a quality milestone--ISO 9000 certification for all of Tokheim operations (excluding Sofitam) that were not previously certified. This important accomplishment indicates the high quality standards applied throughout Tokheim's operations and should help the Company continue its expansion into markets recognizing this certification, especially European markets.

  The International Standards Organization (ISO), in Geneva, Switzerland, was founded in 1946 to develop a common set of standards in manufacturing, trade and communications. It is composed of the national standards institutes and organizations of 97 countries worldwide. First published in 1987, the standards have been rapidly adopted by organizations in Europe, Asia, and North America. In addition, there is a movement towards adoption by several industries in the European Union, where ISO certification is now a prerequisite to product certification. The standards have been endorsed by the American Society of Quality Control, the European Standards Institutes, and the Japanese Industrial Committee.

  The standards are designed to: establish consistent language and terminology; provide baseline quality practices that are accepted internationally; and reduce the need for costly on-site supplier assessments. The standards require: a standard language for documenting quality practices; a system to track and manage evidence that these practices are instituted throughout the organization; and a third-party auditing model to review, certify, and maintain certification of organizations.

  In this Report, forward-looking statements are made that are subject to risks and uncertainties. Forward-looking statements include information concerning possible or assumed future results of the Company, including statements preceded by, followed by, or including the words "believes," "expects," "anticipates," or similar expressions. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. The following factors, in addition to those discussed elsewhere in this Report, could affect the future results of the Company, and could cause those results to differ materially from those expressed in the forward-looking statements made herein: materially adverse changes in the economic conditions in the market for petroleum dispensing equipment or for petroleum products; a drop in retail petroleum service station construction; loss of several major customers; environmental regulatory actions; failure to consolidate Sofitam as anticipated, in terms of costs, benefits and timing; impairment of cash flows from foreign subsidiaries; and competition from others in the petroleum dispensing equipment market.

 (b) Financial Information About Industry Segments:

  In fiscal years 1996, 1995 and 1994, the Company had only one reportable industry segment--manufacturing and sales of petroleum dispensing marketing systems.

 (c) Narrative Description of Business:

  Petroleum Dispensing Equipment, Systems, and Services--This market is served by: (a) Tokheim Corporation, United States; Tokheim Europe B.V., the Netherlands; Tokheim and Gasboy of Canada Limited, Canada; Tokheim GmbH, Germany; Tokheim Limited, the United Kingdom; and Tokheim South Africa (Proprietary) Limited, South Africa; Sofitam Equipment, Sogen, and Sofitam International located in France; and Sofitam International subsidiaries located throughout Europe and Africa, which are involved in the design, manufacture, and marketing of petroleum dispensing equipment and services, point-of-sale systems, card- and cash-activated transaction systems, and commercial dispensers, and (b) Gasboy International, Inc., United States, which designs, manufactures, and distributes petroleum dispensing equipment for the consumer, fleet, and commercial markets. Gasboy also designs and manufactures vehicle fleet management and control systems and point-of-sale terminals for dual purpose, retail, and fleet applications.

  In 1996, 1995, and 1994, the petroleum industry accounted for all of the Company's sales. Approximately 86%, 85%, and 83%, respectively, of the Company's sales were derived from the sale of service station gasoline dispensers, parts, accessories, and service contracts. These items are sold to major oil companies for use at their own gasoline stations, and to independent retail station owners through the Company's distributor and manufacturers' representative organization.

  International sales by foreign subsidiaries and exports from the U.S. totaled approximately 47%, 38%, and 36% of consolidated net sales in 1996, 1995, and 1994, respectively. While risks attendant to operations in foreign countries vary widely from country to country, the Company is of the opinion that, considered in the aggregate, the risks attendant to its operations in foreign countries are not significantly greater than the risks attendant to operations in the United States. The acquisition of Sofitam has significantly extended the Company's international distribution network, reducing its reliance on (and the risks from) third-party distributors.

  Products are distributed in the United States by a sales organization which operates from national account offices, district sales offices, petroleum equipment firms, industrial suppliers, and distributors in major cities across the United States. In areas outside the United States, product distribution is accomplished by the International Division through foreign subsidiaries, distributors, and special sales representatives. In addition to its widespread sales organization, there are more than 1,400 trained field service representatives acting as independent contractors, many of whom maintain service parts inventory. The Company's Customer Service Division maintains a Help Desk which is available 24 hours a day, 365 days a year, for immediate response to service needs. Additionally, the Customer Service Division maintains a continuing program of service clinics for personnel of customers and distributors, both in the field and at the Company's training centers. The business is somewhat seasonal, primarily relating to the construction season and increased purchase activity by major oil companies toward the end of the calendar year.

  The market for the Company's products is highly competitive. The Company competes with a number of companies, some of which may have greater sales and assets than the Company. Domestically, the Company competes against four manufacturers of service station dispensers. Internationally, the Company competes against the same four domestic competitors plus several regional competitors in Europe and the Far East.

  Environmental regulations and service station automation are expected to continue to impact favorably the future growth of the Company's business both domestically and internationally. The Company's belief that environmental regulations will have a favorable impact is based upon experience and analysis. For example, a significant number of retail service stations across the United States were impacted by Stage II Vapor Recovery Control regulations effective in stages through 1996. A study of such regulations, done by an independent consultant to the Company, indicated that while the majority of service stations will retrofit existing dispensers, requiring purchase of a retrofit kit from a dispenser manufacturer, a large number of older dispensers will be replaced.

  The dollar amount of backlog as of the end of fiscal year 1996 was approximately $28.1 million, compared to approximately $21.0 million and $16.6 million at the end of fiscal years 1995 and 1994, respectively. The Company expects that the entire backlog will be filled in fiscal year 1996. Backlog amounts at any fiscal year-end are not an indicator of sales during the forthcoming year. Factors impacting backlog levels at any point in time include such events as the timing of purchases by the major oil companies, announcements of price adjustments, sales promotions, and production delays. These factors mitigate against comparisons of one period to another.

  In fiscal 1996, no one customer accounted for as much as ten percent of the Company's consolidated sales. The principal raw materials essential to the Company's business are flat sheet steel, aluminum, copper tubing, iron castings, and electronic components, all of which are available through several competitive sources of supply.

  The Company holds a number of patents, none of which is considered essential to its overall operations. The Company relies primarily on its engineering, production, marketing, and service capabilities to maintain its established position within the industry. At November 30, 1996, the Company employed approximately 3,400 persons at its various locations.

  New Products--The Company spent approximately $15.9 million in 1996, $12.7 million in 1995, and $10.2 million in 1994 on activities related to the support and improvement of existing products, manufacturing methods, the development of new products, and other applied research and development. Research and development projects are evaluated on cash payback and return on investment.

  During 1996, the Company introduced or implemented a number of new products. The Company introduced debit card capability, in addition to existing credit card capabilities, at the pump. These features allow a customer to use either a debit or credit card at the pump, including utilization of a customer PIN (personal identification number) as part of a high security system.

  The Columbus Point-of-Sale (POS) system was recently implemented on the Conoco network, and other networks will be added during 1997. Columbus offers high-end functionality with mid-range affordability. It uses an Intel Pentium(R) processor and an open architecture, Microsoft Windows(R) NT operating system. Columbus features a user-friendly touch screen and allows for full integration of other functions, such as back office, fuel tank monitoring, and additional software integration tools.

  During 1996, Gasboy, a wholly-owned subsidiary, introduced the TopKAT, a low-cost card activation fuel management system that mounts directly on the top of a single or twin dispenser, updating the dispenser's capabilities and extending the dispenser's useful life.

  Gasboy's new Model 9850 became the first high-speed, electronic, commercial pump in the petroleum industry. This addition to Gasboy's extensive commercial line gives the fleet operator a modern electronic pump capable of delivering up to 50 gallons (180 liters) of fuel per minute.

  The new inexpensive Model 8800 Series electronic models were developed for the emerging dispenser markets in Africa, South America, and Southeast Asia. The 8800 series offers a simple electronic register mounted in an explosion proof chamber. The pump is also capable of manual operation on the event of a power interruption.

  A number of new products were introduced by the Company during 1995. Major enhancements were made to the POS systems product line including introduction of the Windows(R) PC-based Columbus system, an island payment terminal, a card reader upgrade for the Multi-Modular Dispenser, a retrofit head for Tokheim Convenience Systems. In 1996, the Tokheim Ruby POS system was installed on 20 major oil company networks.

  Products introduced in the commercial and fleet market segments during 1995 included ASTRA, a unique electronic commercial dispenser with a remote display designed specifically for the above-ground market; Fuel Point, a fully automated fuel management system which captures vehicle identification and odometer information at the dispenser nozzle; and Oilex, a fully automated oil change device capable of changing the oil in a commercial truck in less than ten minutes through a single connection.

 (d) Financial Information About Foreign and Domestic Operations and Export
Sales:

  Financial information about foreign and domestic operations and export sales for the years ended November 30, 1996, 1995, and 1994 is set forth in Item 8 of this Report in Note 15 to the Consolidated Financial Statements, captioned "Geographical Segments."

ITEM 2. PROPERTIES.

  The Company owns properties in: Fort Wayne, Indiana; Fremont, Indiana; Washington, Indiana; Lansdale, Pennsylvania; Brighton, Ontario, Canada; Kya Sand, Randburg, South Africa; Glenrothes, Scotland; Weilheim, Germany; Grentheville, France; Falaise, France; Roche-Les-Beaupre, France; Friorg, Switzerland; Scurzolengo, Italy; Casablanca, Morocco; Abidjan, Ivory Coast; and Halstenbek, Germany. Tokheim owns an engineering and design center and a corporate office building with an adjacent 116-acre tract of unimproved land located north of Fort Wayne, Indiana. The Jasper, Tennessee and Atlanta, Georgia facilities are currently being held for sale. The Company leases properties in Tremblay, France; Asnieres, France; Solothurn, Switzerland; West Sussex, United Kingdom; Volvoorde, Belgium; Barcelona, Spain; La Sourka, Tunisia; Dakar, Senagal; Doula, Cameroon; Leiderdorp, the Netherlands; and Hamburg, Germany. Management anticipates that the Company will have sufficient capacity to meet future demand over the next several years. The Company intends to sell or close several properties in fiscal 1997 and 1998 as part of its European consolidation.

ITEM 3. LEGAL PROCEEDINGS.

  As more fully described in Item 8 of this Report in Note 19 to the Consolidated Financial Statements, captioned "Contingent Liabilities", the Company is defending various claims and legal actions, including environmental and product liability actions, which are common to its operations. These legal actions primarily involve claims for damages arising out of the Company's manufacturing operations, the use of the Company's products, and allegations of patent infringement.

  In the opinion of the Company's management, amounts accrued for awards or assessments in connection with environmental, product liability and other legal matters are adequate, and ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

  The Company's common stock is traded on the New York Stock Exchange under the symbol "TOK". The approximate number of record shareholders of the Company's common stock as of November 30, 1996, was 7,000. No dividends were paid on common stock in 1996, 1995, and 1994, in accordance with restrictive covenants under the Company's loan agreements. The high-low sales prices for the Company's common stock are set forth as follows:

                        QUARTERLY HIGH-LOW SHARE PRICES

                                                            1996        1995
                                                        ------------ -----------
                                                        SHARE PRICE  SHARE PRICE
      QUARTER                                             HIGH-LOW    HIGH-LOW
      -------                                           ------------ -----------
      1................................................  9 1/2-6 1/8 9 5/8-7 1/4
      2................................................ 10 3/4-8 3/4 9 1/4-7 1/2
      3................................................    10 -7 1/2    9 -6 1/2
      4................................................  9 7/8-8 1/2 7 1/4-6 5/8

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

  On August 23, 1996, the Company sold $100 million in aggregate principal amount of its 11 1/2% senior subordinated Notes due 2006 in a private placement pursuant to Rule 144A. The offering of the Notes was made in connection with the Company's acquisition of Sofitam. The initial purchasers of the Notes were BT Securities Corporation and First Chicago Capital Markets, Inc., who in turn were to sell the Notes to Accredited Investors and Qualified Institutional Buyers. The initial purchasers' discount on the transaction was 3.00%.

  On January 14, 1997, the Company completed an offer to exchange the original Notes for its 11 1/2% Series B Senior Subordinated Notes due 2006 (the "New Notes"). The terms of the New Notes are substantially similar in all material respects to those of the original Notes, except that the New Notes are registered under the Securities Act of 1933, as amended, and thus do not bear legends restricting transfer. All of the original Notes were exchanged for New Notes before the expiration of the exchange offer.

  On January 22, 1997, the Board of Directors of the Company approved the extension of the benefits afforded by the Company's then-existing rights plan by adopting a new shareholder rights plan. The new plan, like its predecessor, is intended to promote continuity and stability, deter coercive or partial offers which will not provide fair value to all shareholders, and enhance the Board's ability to represent all shareholders and thereby maximize shareholder values.

  Pursuant to the new Rights Agreement, dated as of January 22, 1997, by and between the Company and Harris Bank and Trust Company, as Rights Agent, one Right was issued for each outstanding share of common stock, without par value, of the Company upon the expiration of the Company's existing rights (February 9, 1997). Each of the new Rights entitle the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, without par value, at a price of $44.00 per one-thousandth of a share. The Rights will not become exercisable, however, unless and until, among other things, any person acquires 15% or more of the outstanding common stock of the Company or the Board of Directors determines that a person is an Adverse Person.

  A person who beneficially owns 10% or more of the outstanding common stock of the Company will be declared an Adverse Person if the Board of Directors determines (a) that such beneficial ownership is intended to cause the Company to repurchase the common stock beneficially owned by such person or to pressure the Company to take action or enter into transactions intended to provide such person with short-term financial gain that are not in the best long-term interests of the Company and its shareholders or (b) such beneficial ownership is causing or reasonably likely to cause a material adverse impact on the Company to the detriment of the Company's shareholders, employees, suppliers, customers or community. If a person acquires 15% or more of the outstanding common stock of the Company or is declared an Adverse Person (subject to certain conditions and exceptions more fully described in the Rights Agreement), each Right will entitle the holder (other than the person who acquired 15% or more of the outstanding common stock or is declared an Adverse Person) to purchase common stock of the Company having a market value equal to twice the exercise price of a Right. The new Rights are redeemable under certain circumstances at $0.01 per Right and will expire, unless earlier redeemed, on February 9, 2007.

  The foregoing summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, a copy of which is incorporated by reference as Exhibit 4.1 to this Report.

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected financial data is not covered by the Independent Accountant's Report, but should be read in conjunction with the Consolidated Financial Statements and related Notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                            SELECTED FINANCIAL DATA
                (AMOUNTS IN THOUSANDS EXCEPT AMOUNTS PER SHARE)

                                         YEAR ENDED NOVEMBER 30,
                               ------------------------------------------------
                                1996(A)    1995      1994      1993      1992
                               --------  --------  --------  --------  --------
STATEMENT OF OPERATIONS DATA:
  Net Sales..................  $279,799  $221,573  $202,134  $172,306  $162,089
  Operating income (loss)(B).     6,356     5,811     3,780    (2,324)  (12,709)
  Interest expense, net......     7,191     3,319     2,806     3,443     4,169
  Earnings (loss) from
   continuing operations
   before income taxes.......    (1,229)    3,270     1,932    (5,745)  (33,801)
  Earnings (loss) from
   continuing operations.....    (2,009)    3,231     1,675    (5,867)  (33,184)
  Preferred stock dividends..     1,543     1,580     1,617     1,663     1,790
  Earnings (loss) from
   continuing operations
   applicable to common
   stock(C)..................    (3,552)    1,651        58    (7,530)  (36,974)
  Earnings (loss) from
   continuing operations per
   common share:
  Primary....................     (0.45)     0.21      0.01     (1.09)    (5.86)
  Fully diluted..............     (0.45)     0.17      0.01     (1.09)    (5.86)
BALANCE SHEET DATA (AT PERIOD
 END):
  Working capital............  $ 55,627  $ 50,353  $ 47,040  $ 32,346  $ 28,315
  Property, plant and
   equipment.................    41,010    28,558    27,425    29,004    32,851
  Total assets...............   300,128   124,332   116,251   119,997   124,349
  Total debt(D)..............   146,012    38,612    38,825    44,501    57,895
  ESOP Preferred Stock, net..     8,137     6,426     5,005     3,678     3,141
  Common shareholders'
   equity, net...............    17,678    23,797    22,857    32,894    28,241
OTHER DATA:
  Cash flows from operating
   activities................     5,897     3,347     2,069    (5,039)    7,360
  Cash flows for financing
   activities................   (54,079)   (4,910)   (2,562)      (76)   18,405
  Cash flows from investing
   activities................    49,779       555    (5,063)   (1,093)  (24,543)
  Capital expenditures.......     3,061     5,559     2,757     2,503     2,045
  Depreciation and
   amortization..............     5,028     4,857     4,672     5,233     7,202
  Interest expense and
   preferred stock dividends.     9,336     5,168     4,675     5,475     6,812
  EBITDA (as defined)(E).....    17,842    14,126    10,230     2,931    (7,277)

--------
(A) Fiscal year 1996 includes the balance sheet of Sofitam and three months of operating activity since the date of acquisition. In addition, the financial statements presented have been restated for an accounting change in the method of valuing inventory, as more fully described in Item 8 of this Report in Note 1 to the Consolidated Financial Statements, captioned "Summary of Significant Accounting Policies."
(B) Operating income equals net sales less cost of sales, selling, general and administrative expenses, merger and acquisition cost and other unusual items, and depreciation and amortization.
(C) Excludes cumulative effect of change in method of accounting for postretirement benefits other than pensions of $13,416 in the fiscal year ended November 30, 1994.
(D) Total debt includes senior subordinated notes, long-term debt, current maturities of long-term debt, notes payable bank, capitalized lease obligations and the Guaranteed ESOP Obligation.

(E) EBITDA (as used herein) represents earnings (loss) from continuing operations before income taxes and cumulative effect of change in method of accounting, net interest expense, depreciation and amortization, merger and acquisition costs and other unusual items and minority interest. Management uses EBITDA as a financial indicator of a Company's ability to service debt, although the precise definition of EBITDA is subject to variation among companies. EBITDA should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." For additional information concerning the Company's historical cash flows, see the Consolidated Statement of Cash Flows included elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The continuing improvement during fiscal 1996 in industry demand for petroleum marketing equipment was driven by the development of emerging markets, compliance with U.S. Federal Clean Air Act amendments requiring Stage II vapor recovery, and the demand for more automated equipment, including dispenser payment terminals and point-of-sale systems. In addition, Tokheim's operating performance continued to benefit from new product introductions, strengthened distribution channels, increased international market penetration, and cost-reduction programs which more than offset price deterioration.

  Results of operations in 1996, after merger and acquisition cost and other unusual items of $6.5 million, were a loss of $2.0 million, or $0.45 per fully diluted share, versus earnings of $3.2 million, or $0.17 per share, in 1995. In 1994, the net loss amounted to $11.7 million, or $1.71 net loss per share. Fiscal 1996 operating earnings were favorably impacted principally by a $58.2 million increase in sales (mostly from the Sofitam acquisition) and by improved gross margins on product sales resulting from cost control measures, new product introductions, and product mix improvements. Sofitam accounted for $46.2 million of the 1996 sales.

  Restructuring expenses relating to the Sofitam acquisition were $1,043 in fiscal 1996. The expenses occurred due to excess and redundant manufacturing and service operations. In 1997 and 1998, restructuring expenses charged to operating expenses are expected to total $2,100. In addition, under liquidity and capital resources, the Company describes additional financial commitments relating to the restructuring following the Sofitam acquisition. Fiscal 1995 operating earnings were favorably impacted, mainly by a $19.4 million increase in sales and improved gross margin on product sales.

  Consolidated sales were $279.7 million in 1996, an increase of 26.3% from $221.6 million in 1995 and an increase of 38.4% from 1994 sales of $202.1 million. In addition to the acquisition of Sofitam, the sales increase from 1995 to 1996 was due to unit volume increases. Both domestic and international sales contributed to this gain. Domestic sales of petroleum dispensing equipment and systems increased 7.6% from $137.5 million in fiscal 1995 to $147.8 million in fiscal 1996. International sales were $132.0 million in fiscal 1996, up 56.9% from fiscal 1995 sales of $84.1 million. 1995 domestic sales increased $8.7 million, or 6.7%, from 1994, while international sales increased $10.8 million, or 12.8%. These increases are attributable to sales promotion efforts to penetrate new markets.

  The gross margin on product sales for 1996 was 24.8%, up from the prior year's 24.6%. The increase is due primarily to higher sales volume and improvements in the Company's cost structure, offset, in part, by lower prices. For similar reasons, the gross margin on product sales for 1995 had increased from the 1994 level of 23.4%.

  Selling, general, and administrative expenses as a percentage of net sales were 18.5% in 1996, compared to 18.6% in 1995, and 18.8% in 1994. Selling, general, and administrative expenses actually increased to $51.7 million from $41.3 million in 1995, reflecting the expenses associated with the Sofitam operations since the date of acquisition. However, the percentage decreased in 1996 because of the increase in sales following the Sofitam acquisition. The decrease from 1994 to 1995 was due to cost reduction efforts and higher sales levels.

  The combined domestic and international operations incurred operating income of $6.4 million in 1996 compared to $5.8 million in 1995 and $3.8 million in 1994.

  Net interest expense of $7.2 million in 1996 increased over 1995's interest expense of $3.3 million, reflecting increased borrowings to finance the acquisition of Sofitam. Interest expense in 1995 was $0.5 million greater than 1994, reflecting higher rates.

  A net foreign currency exchange loss of $0.2 million incurred in fiscal 1996 was a change from a gain of $0.1 million in 1995. The loss was due principally to the devaluation of the French franc against the U.S. dollar during the last three months of the fiscal year, affecting intercompany accounts. A net foreign currency exchange gain of $0.2 million was incurred in fiscal 1994. The Company's long-term investment in foreign subsidiaries, when translated at fiscal 1996 conversion rates, resulted in a translation adjustment reflected as a reduction against shareholders' equity of $7.3 million in 1996 and $3.5 million in 1995. The adjustments represent principally the effect of changes from the beginning to the end of the year in the current rate of exchange used to translate the net assets, including certain intercompany amounts of foreign subsidiaries. The majority of the 1996 adjustment is a result of long-term loans to foreign affiliates, primarily in connection with the acquisition of Sofitam.

  Minority interest for 1996, which reflects minority shareholders in Sofitam entities, was $0.4. No minority interest was recorded in either 1995 or 1994.

  Income tax expense for 1996 was $0.8 million, an increase from $0.04 million in 1995. The increase was due to income tax expense recorded in the newly-acquired Sofitam subsidiaries. In addition, at the end of 1996, the Company has not recorded a net deferred tax asset due largely to uncertainties associated with the Company's future results of operations on a consolidated basis, including the results of the newly acquired Sofitam. In 1997, the Company plans to evaluate the likelihood that all or part of the deferred tax asset will be realized through the generation of future taxable earnings, and, if so, the net deferred tax asset will be adjusted. See Note 14 to the Consolidated Financial Statements for additional information about the Company's income tax position at November 30, 1996.

  Fully diluted results of operations, after merger and acquisition cost and other unusual items of $6.5 million, were a loss $0.45 per share in 1996 versus 1995 earnings per share of $0.17, and a 1994 net loss of $1.71 per share after accounting change. The weighted average shares outstanding used in computing fully-diluted earnings per share were 7,981,000 in 1996, 9,820,000 in 1995, and 7,801,000 in 1994. For fiscal years 1996 and 1994, fully diluted earnings per share is considered to be the same as primary earnings per share, since the effect of certain potentially dilutive securities would be antidilutive.

  In fiscal 1995, the Company sold a non-core product line and related assets. Net proceeds from the sale were $0.5 million, and a net gain of $0.5 million was realized. The gain has been included in other income, net in the statement of earnings and retained earnings.

  No dividends were paid on common stock during fiscal years 1994 through 1996 in accordance with restrictive covenants under the Company's loan agreement. The number of shareholders as of November 30, 1996 was approximately 7,000.

  Inflation has not had a significant impact on the Company's results of operations.

LITIGATION AND ENVIRONMENTAL MATTERS

  Claims have been brought against the Company and its subsidiaries for various legal matters. In addition, the Company's operations are subject to international, federal, state, and local environmental laws and regulations. Additional information is set forth in Item 8 of this Report in Note 19 to the Consolidated Financial Statements, captioned "Contingent Liabilities."

OTHER

  During fiscal 1996, the Company changed its method of valuing domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The change was made because the Company had begun to realize and expects to continue to experience cost reductions as a result of technological improvements in its manufacturing process. The Company believes that the FIFO method is preferable to the LIFO method as the change conforms the inventories of domestic and foreign subsidiaries to the same cost method, inventories are reflected in the Company's balance sheet at their most recent value; and revenues are better matched with expenses. Also the FIFO method is the predominant method used in the industry in which the Company operates. This change in the method of valuing inventories has been applied retroactively, and comparative amounts for the two prior periods presented have been restated to apply the FIFO method. The change was applied as of the beginning of 1994, increasing inventories, as previously reported, by $2,932, at December 1, 1993, and increasing retained earnings from $22,829 to $25,761 at that date.

  In the first quarter of 1994, the Company adopted a mandatory noncash accounting change pursuant to Statement of Financial Accounting Standards
(SFAS) No. 106, which governs accounting for non-pension retiree benefit costs. SFAS No. 106 requires companies to project the future cost of providing retiree medical, dental, and life insurance benefits and to recognize that cost as benefits are earned during the employee's career. Tokheim's actuarially-determined liability was $13.4 million. The Company elected to record that amount as a one-time, noncash accounting adjustment versus the alternative of amortizing the amount over a period not to exceed 20 years. At November 30, 1996, the Company's accrual was $16.9 million. Adoption of the new accounting standard had no cash flow effect, nor did it represent a change with respect to previous fiscal years in the benefit levels provided to employees.

  SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" is effective for the year ending November 30, 1997. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In the opinion of management, this statement is not expected to materially impact the Company's financial position or results of operations.

  SFAS No. 123, "Accounting for Stock-Based Compensation," is effective for the year ending November 30, 1997. This statement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on a fair value method of accounting. Companies that choose not to adopt the new expense recognition rules of SFAS No. 123 will continue to apply the existing accounting rules of Accounting Principles Board Opinion (APBO) No. 25, but will be required to provide pro forma disclosure of the compensation expense determined under the fair value provisions of SFAS No. 123, if material. APBO No. 25 requires that there be no recognition of compensation expense for the stock-based compensation arrangements provided by the Company, where the exercise price is equal to or greater than the market price at the date of grant. The Company expects to continue to follow the accounting provisions of APBO No. 25 for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 123, if material.

  SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," is effective for the year ending November 30, 1998. In the opinion of management, this statement will not have a material impact on the Company's financial position or results of operations.

  American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities," is effective for the year ending November 30, 1998. Management has not yet determined the impact that adoption of this statement will have on the Company's financial position or results of operations, but does not anticipate that material liabilities will need to be recorded in addition to those already provided for under the provisions of generally accepted accounting principles as prescribed by SFAS No. 5, "Accounting for Contingencies."

LIQUIDITY AND CAPITAL RESOURCES

  The Company has available to it a variety of sources of liquidity and capital resources, both internal and external. These resources provide funds required for current operations, interest payments, debt retirement, capital expenditures, and other requirements.

  On August 23, 1996, the Company sold $100 million in aggregate principal amount of its 11 1/2% senior subordinated Notes due 2006 in a private placement pursuant to Rule 144A. The offering of the Notes was made in connection with the Company's acquisition of Sofitam.

  On September 3, 1996, Tokheim entered into an $80 million bank credit agreement with five domestic and international banks for a six-year term. This facility allows the Company to borrow in several currencies. The Company has pledged as collateral principally all of its assets, including intercompany notes, receivables and intangibles such as patents and trademarks. The facility includes numerous covenants, including maintaining minimum levels of earnings and interest coverage, and restrictions on capital expenditures and rentals. The Company must be in compliance with the terms and conditions of the facility before making interest and principal payments on the senior subordinated Notes. Availability of credit under the bank agreement is subject to borrowing base requirements and compliance with the facility's covenants. The Company was in full compliance with all covenants as of November 30, 1996.

  Cash provided from operations was $5.9 million in 1996, compared to $3.3 million in 1995 and $2.1 million in 1994. 1996 cash flow from operations was enhanced by improved collection of receivables and increased accrued expenses. The increases in 1995 and 1994, in each case relative to the previous year, reflect an increase in operating earnings and continued improvement in working capital management.

  The Company's investing activities are generally for capital expenditures, which amounted to $3.1 million in 1996, $5.6 million in 1995, and $2.8 million in 1994. In addition, 1996 activities reflected the acquisition of Sofitam. The Company purchased Sofitam for $52.1 million, net of cash acquired. In 1996, the Company received proceeds from sales of property, plant, and equipment of $1.1 million versus $0.6 million and $0.2 million in 1995 and 1994, respectively. At November 30, 1996, no significant contractual commitments existed for future capital expenditures. The Company plans, however, to consolidate its European operations, as described in detail elsewhere in this Report.

  Financing activities in 1996 reflect the impact of the Sofitam acquisition. The $100 million raised through the sale of senior subordinated Notes was used to make payments of $32.3 million of term debt and to cover debt issuance costs of $11.5 million. Financing activities in 1995 were limited to normal business transactions. Financing activities in 1994 primarily resulted in a $5.7 million reduction in debt, which aggregated $38.8 million at November 30, 1994 versus $44.5 million at November 30, 1993. Peak short-term borrowings were $35.5 million in 1996, $19.9 million in 1995, and $18.4 million in 1994. The weighted average interest rate for short-term borrowings was approximately 8.8% in 1996, 8.6% in 1995, and 8.1% in 1994. Preferred stock dividends paid were $1.5 million, $1.6 million, and $1.6 million in 1996, 1995, and 1994, respectively.

  Cash and cash equivalents at November 30, 1996 aggregated $0.1 million versus $3.0 million at November 30, 1995. This decrease is due primarily to use of most of the Company's cash reserves to pay down $17.7 million of the amount outstanding under the credit facility at November 30, 1996. Working capital at November 30, 1996 increased $5.3 million principally due to the Sofitam acquisition. The Company's current ratio at November 30, 1996 and 1995 was 1.5 and 2.3, respectively.

  The Company has guaranteed loans to its Retirement Savings Plan in the amounts of $12.0 million and $14.6 million at November 30, 1996 and 1995, respectively. The Company has guaranteed a $25 per share value for its convertible preferred stock. At conversion, the Company is responsible for any difference between the market value of the underlying common stock and the $25 guaranteed value of the preferred stock.

  Total interest-bearing debt as a percent of equity for 1996 was 565.6% compared to 200.1% for 1995. The increase in 1996 is primarily due to an increase in debt following the acquisition of Sofitam, a decrease in retained earnings, and an increase in the currency reserve offset by a decrease in Guaranteed Employees' Stock Ownership Plan Obligation, and a reduction in common treasury stock.

  In conjunction with the Sofitam acquisition, the Company expects to incur the following commitments: the Company will spend $9.8 million to close redundant Sofitam operations in Europe. This expenditure will be charged against the acquisition accruals. The Company will also spend $6.3 million for capital assets to expand the Normandy, France plant and upgrade information systems. Finally, the Company anticipates incurring expenses of $2.1 million against operating income to close certain existing operations.

  The Company anticipates making between $2.0 million and $3.0 million in capital expenditures for existing operations. The Company intends to complete improvements to the paint line at its Fort Wayne, Indiana plant for $4.8 million, which were approved by the Board of Directors in 1995.

  Beyond the current year, the substantial credit available on the bank facility ($51.6 million at year end) should meet working capital and liquidity needs in the future. Moreover, the Company has experienced strong internal cash flow in the first three months of 1997, having made a $5.1 million interest payment on the senior subordinated notes from cash flow without resorting to the bank facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

            CONSOLIDATED STATEMENT OF EARNINGS AND RETAINED EARNINGS
             FOR THE YEARS ENDED NOVEMBER 30, 1996, 1995, AND 1994
                (AMOUNTS IN THOUSANDS EXCEPT AMOUNTS PER SHARE)

                                                     1996      1995      1994
                                                   --------  --------  --------
Net sales........................................  $279,733  $221,573  $202,134
Cost of sales, exclusive of items listed below...   210,223   166,974   154,839
Selling, general, and administrative expenses....    51,667    41,251    38,023
Depreciation and amortization....................     5,028     4,857     4,672
Merger and acquisition cost and other unusual
 items...........................................     6,459     2,680       820
                                                   --------  --------  --------
Operating profit.................................     6,356     5,811     3,780
Interest expense (net of interest income of $602,
 $269, and $252, respectively)...................     7,191     3,319     2,806
Foreign currency (gain) loss.....................       159      (143)     (172)
Minority interest in subsidiaries................       393       --        --
Other income, net................................      (158)     (635)     (786)
                                                   --------  --------  --------
Earnings (loss) before income taxes and
 cumulative effect of change in accounting.......    (1,229)    3,270     1,932
Income taxes.....................................       780        39       257
                                                   --------  --------  --------
Earnings (loss) before cumulative effect of
 change in accounting............................    (2,009)    3,231     1,675
Cumulative effect of change in accounting........                       (13,416)
                                                   --------  --------  --------
Net earnings (loss)..............................    (2,009)    3,231   (11,741)
Preferred stock dividends ($1.94 per share)......    (1,543)   (1,580)   (1,617)
                                                   --------  --------  --------
Earnings (loss) applicable to common stock.......    (3,552)    1,651   (13,358)
Retained earnings, beginning of year.............    12,815    12,024    25,761
Treasury stock transactions......................       (23)     (860)     (379)
                                                   --------  --------  --------
Retained earnings, end of year...................  $  9,240  $ 12,815  $ 12,024
                                                   ========  ========  ========
Earnings (loss) per common share:
 Primary
  Before cumulative effect of change in method of
   accounting....................................  $  (0.45) $   0.21  $   0.01
  Cumulative effect of change in method of
   accounting....................................       --        --      (1.72)
                                                   --------  --------  --------
  Net earnings (loss)............................  $  (0.45) $   0.21  $  (1.71)
                                                   ========  ========  ========
  Weighted average shares outstanding............     7,981     7,911     7,801
                                                   ========  ========  ========
 Fully diluted
  Before cumulative effect of change in method of
   accounting....................................  $  (0.45) $   0.17  $   0.01
  Cumulative effect of change in method of
   accounting....................................       --        --      (1.72)
                                                   --------  --------  --------
  Net earnings (loss)............................  $  (0.45) $   0.17  $  (1.71)
                                                   ========  ========  ========
  Weighted average shares outstanding............     7,981     9,820     7,801
                                                   ========  ========  ========

    The accompanying notes are an integral part of the financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE YEARS ENDED NOVEMBER 30, 1996, 1995, AND 1994
                (AMOUNTS IN THOUSANDS EXCEPT AMOUNTS PER SHARE)

                                                     1996     1995      1994
                                                   --------  -------  --------
Cash Flows From Operating Activities:
 Net earnings (loss).............................. $ (2,009) $ 3,231  $(11,741)
 Adjustments to reconcile net earnings (loss) to
  net cash provided from operations:
  Cumulative effect of change in method of
   accounting for postretirement benefits other
   than pensions..................................      --       --     13,416
  Depreciation and amortization...................    5,028    4,857     4,672
  Gain on sale of property, plant, and equipment..      (59)    (436)      (23)
  Deferred income taxes...........................     (251)     (33)     (903)
  Changes in assets and liabilities, net of assets
   acquired and liabilities assumed:
  Receivables, net................................    2,363   (6,140)   (1,260)
  Inventories.....................................   (2,626)      89      (113)
  Prepaid expenses................................    2,187     (877)      229
  Accounts payable................................   (1,425)   1,648    (3,694)
  Accrued expenses................................    4,249    2,132     2,486
  U.S. and foreign income taxes...................     (912)    (349)       55
  Other...........................................     (648)    (775)   (1,054)
                                                   --------  -------  --------
 Net cash provided from operations................    5,897    3,347     2,069
                                                   --------  -------  --------
Cash Flows From Investing and Other Activities:
 Acquisition of Sofitam, net of cash acquired.....  (52,105)     --        --
 Property, plant, and equipment additions.........   (3,061)  (5,559)   (2,757)
 Proceeds from sale of property, plant and
  equipment.......................................    1,087      649       195
                                                   --------  -------  --------
 Net cash used in investing and other activities..  (54,079)  (4,910)   (2,562)
                                                   --------  -------  --------
Cash Flows From Financing Activities:
 Proceeds from senior subordinated notes..........  100,000      --        --
 Proceeds from term debt..........................      490    2,122       485
 Payments on term debt............................  (32,290)    (819)   (3,889)
 Net increase (decrease) notes payable, banks.....   (5,044)     559      (522)
 Debt issuance cost...............................  (11,506)     --        --
 Proceeds from issuance of common stock...........       42      --         49
 Treasury stock, net..............................     (370)     273       431
 Preferred stock dividends........................   (1,543)  (1,580)   (1,617)
                                                   --------  -------  --------
 Net cash provided from (used in) financing
  activities......................................   49,779      555    (5,063)
                                                   --------  -------  --------
Effect of Translation Adjustment on Cash..........   (4,482)      41       392
                                                   --------  -------  --------
Cash and Cash Equivalents:
 Decrease in cash.................................   (2,885)    (967)   (5,163)
 Beginning of year................................    2,966    3,933     9,097
                                                   --------  -------  --------
 End of year...................................... $     81  $ 2,966  $  3,934
                                                   ========  =======  ========

    The accompanying notes are an integral part of the financial statements.

                           CONSOLIDATED BALANCE SHEET
                        AS OF NOVEMBER 30, 1996 AND 1995
                (AMOUNTS IN THOUSANDS EXCEPT AMOUNTS PER SHARE)

                                                                1996     1995
                                                              -------- --------
ASSETS
Current assets:
  Cash and cash equivalents.................................. $     81 $  2,966
  Accounts receivable, less allowance for doubtful accounts
   of $3,752 and $1,150, respectively........................   94,402   45,649
  Inventories:
   Raw materials and supplies................................   30,689    5,840
   Work in process...........................................   33,080   27,344
   Finished goods............................................   11,145    4,911
                                                              -------- --------
                                                                74,914   38,095
  Prepaid expenses...........................................    5,056    3,188
                                                              -------- --------
    Total current assets.....................................  174,453   89,898
Property, plant, and equipment, at cost:
 Land and land improvements..................................    4,982    3,311
 Buildings and building improvements.........................   29,867   22,716
 Machinery and equipment.....................................   64,473   57,138
 Construction in progress....................................    1,285    2,867
                                                              -------- --------
                                                               100,607   86,032
    Less accumulated depreciation............................   59,597   57,474
                                                              -------- --------
                                                                41,010   28,558
                                                              -------- --------
Other tangible assets........................................    3,836    3,150
Goodwill, net................................................   62,692      --
Other non-current assets and deferred charges, net...........   18,137    2,726
                                                              -------- --------
    Total assets............................................. $300,128 $124,332
                                                              ======== ========


    The accompanying notes are an integral part of the financial statements.

                           CONSOLIDATED BALANCE SHEET
                        AS OF NOVEMBER 30, 1996 AND 1995
                (AMOUNTS IN THOUSANDS EXCEPT AMOUNTS PER SHARE)

                                                                  RESTATED
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
ASSETS
Current assets:
  Cash and cash equivalents.................................. $     81 $  2,966
  Accounts receivable, less allowance for doubtful accounts
   of $3,752 and $1,150, respectively........................   94,402   45,649
  Inventories:
    Raw materials and supplies...............................   30,689    5,840
    Work in process..........................................   33,080   27,344
    Finished goods...........................................   11,145    4,911
                                                              -------- --------
                                                                74,914   38,095
  Prepaid expenses...........................................    5,056    3,188
                                                              -------- --------
      Total current assets...................................  174,453   89,898
Property, plant, and equipment, at cost:
  Land and land improvements.................................    4,982    3,311
  Buildings and building improvements........................   15,386   22,716
  Machinery and equipment....................................   52,892   57,138
  Construction in progress...................................    1,285    2,867
                                                              -------- --------
                                                                74,545   86,032
  Less accumulated depreciation..............................   33,535   57,474
                                                              -------- --------
                                                                41,010   28,558
                                                              -------- --------
Other tangible assets........................................    3,836    3,150
Goodwill, net................................................   62,692      --
Other non-current assets and deferred charges................   18,137    2,726
                                                              -------- --------
Total assets................................................. $300,128 $124,332
                                                              ======== ========


    The accompanying notes are an integral part of the financial statements.

                           CONSOLIDATED BALANCE SHEET
                        AS OF NOVEMBER 30, 1996 AND 1995
                (AMOUNTS IN THOUSANDS EXCEPT AMOUNTS PER SHARE)

                                                              1996      1995
                                                            --------  --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt.....................  $  4,447  $    351
 Notes payable to banks...................................     7,168     2,364
 Accounts payable.........................................    53,593    18,689
 Accrued expenses.........................................    53,618    18,141
                                                            --------  --------
    Total current liabilities.............................   118,826    39,545
Senior subordinated notes.................................   100,000       --
Long-term debt, less current maturities...................    22,402    21,321
Guaranteed Employees' Stock Ownership Plan (RSP)
 obligation...............................................    11,995    14,576
Post-retirement benefit liability.........................    16,051    13,882
Minimum pension liability.................................     3,248     3,868
Other long-term liabilities...............................       342       110
Deferred income taxes.....................................       524       807
Minority Interest.........................................       925       --
                                                            --------  --------
                                                             274,313    94,109
                                                            --------  --------
Redeemable convertible preferred stock, at liquidation
 value of $25 per share, 1,700 shares authorized, 960
 shares issued............................................    24,000    24,000
Guaranteed Employees' Stock Ownership Plan (RSP)
 obligation...............................................   (11,692)  (13,790)
Treasury stock, at cost, 167 and 151 shares, respectively.    (4,171)   (3,784)
                                                            --------  --------
                                                               8,137     6,426
                                                            --------  --------
Preferred stock, no par value; 3,300 shares authorized and
 unissued.................................................       --        --
Common stock, no par value; 30,000 shares authorized,
 7,954 shares issued......................................    19,452    19,409
Guaranteed Employers' Stock Ownership Plan (RSP)
 obligation...............................................      (303)     (786)
Minimum pension liability.................................    (3,248)   (3,868)
Foreign currency translation adjustments..................    (7,271)   (3,542)
Retained earnings.........................................     9,240    12,815
                                                            --------  --------
                                                              17,870    24,028
Treasury stock, at cost, 11 and 13 shares, respectively...      (192)     (231)
                                                            --------  --------
                                                              17,678    23,797
                                                            --------  --------
    Total liabilities and shareholders' equity............  $300,128  $124,332
                                                            ========  ========

    The accompanying notes are an integral part of the financial statements.

                           CONSOLIDATED BALANCE SHEET
                        AS OF NOVEMBER 30, 1996 AND 1995
                (AMOUNTS IN THOUSANDS EXCEPT AMOUNTS PER SHARE)

                                                                RESTATED
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt....................  $  4,447  $    351
  Notes payable to banks..................................     7,168     2,364
  Accounts payable........................................    53,593    18,689
  Accrued expenses........................................    53,618    18,141
                                                            --------  --------
    Total current liabilities.............................   118,826    39,545
Senior subordinated notes.................................   100,000       --
                                                            --------  --------
Long-term debt, less current maturities...................    22,402    21,321
Guaranteed Employees' Stock Ownership Plan (RSP)
 obligation...............................................    11,995    14,576
Post-retirement benefit liability.........................    16,051    13,882
Minimum pension liability.................................     3,248     3,868
Other long-term liabilities...............................       342       110
Deferred income taxes.....................................       524       807
Minority Interest.........................................       925       --
                                                            --------  --------
                                                             274,313    94,109
                                                            --------  --------
Redeemable convertible preferred stock, at liquidation
 value of $25 per share, 1,700 shares authorized, 960
 shares issued............................................    24,000    24,000
Guaranteed Employees' Stock Ownership Plan (RSP)
 obligation...............................................  (11,692)  (13,790)
Treasury stock, at cost, 167 and 151 shares, respectively.   (4,171)   (3,784)
                                                            --------  --------
                                                               8,137     6,426
                                                            --------  --------
Preferred stock, no par value; 3,300 shares authorized and
 unissued.................................................       --        --
Common stock, no par value; 30,000 shares authorized,
 7,954 shares issued......................................    19,452    19,409
Guaranteed Employers' Stock Ownership Plan (RSP)
 obligation...............................................      (303)     (786)
Minimum pension liability.................................    (3,248)   (3,868)
Foreign currency translation adjustments..................    (7,271)   (3,542)
Retained earnings.........................................     9,240    12,815
                                                            --------  --------
                                                              17,870    24,028
Treasury stock, at cost, 11 and 13 shares, respectively...      (192)     (231)
                                                            --------  --------
                                                              17,678    23,797
                                                            --------  --------
    Total liabilities and shareholders' equity............  $300,128  $124,332
                                                            ========  ========

    The accompanying notes are an integral part of the financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (DOLLAR AMOUNTS IN THOUSANDS EXCEPT DOLLARS PER SHARE)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Operations--Tokheim Corporation and its subsidiaries are principally engaged in the design, manufacture and servicing of electronic and mechanical petroleum dispensing marketing systems, including service station equipment, point-of-sale control systems, and card-and cash-activated transaction systems for customers around the world. The Company markets its products through subsidiaries located throughout the world. The Company has major facilities in the United States, France, Canada, Germany, The Netherlands, Scotland, and South Africa.

  Principles of Consolidation--The Consolidated Financial Statements include the accounts of Tokheim Corporation and its wholly- and majority-owned subsidiaries (the "Company"). In addition, Bennett Sauser S.A., a 47%-owned subsidiary in which the Company can directly influence a controlling financial interest, has been consolidated. The Consolidated Financial Statements include 100% of the assets and liabilities of these subsidiaries, with the ownership interest of minority participants recorded as "Minority interest" in the Consolidated Balance Sheet. All significant intercompany accounts and transactions have been eliminated in consolidation. On September 6, 1996, the Company acquired the petroleum dispenser business ("Sofitam") of Sofitam, S.A., which is included in the Consolidated Financial Statements since that date. (See Note 2).

  Translation of Foreign Currency--The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Translation gains and losses are deferred as a separate component of shareholders' equity, unless there is a sale or liquidation of the underlying foreign investments. Aggregate foreign currency transaction gains and losses are included in determining earnings.

  Risks and Uncertainties--Because of its diversity, the Company believes that the risk of loss from non-insurable events in any one country would not have a material adverse affect on the Company's operations as a whole. The Company is not dependent on any single customer, group of customers, market, geographic area or supplier of materials, labor or services. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The more significant areas requiring the use of management's estimates relate to allowances for obsolete inventory and uncollectible receivables, warranty claims, sales commissions, environmental and product liabilities, postretirement pension, and other employee benefits, valuation allowances for deferred tax assets, future obligations associated with the Company's restructuring, future cash flows associated with assets, and useful lives for depreciation and amortization. Actual results could differ from these estimates, making it reasonably possible that a change in certain of these estimates could occur in the near term. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with high credit quality financial institutions. At times, cash in banks may exceed FDIC insurance limits. Concentration of credit risk with respect to trade receivables is minimal due to the Company's large customer base and ongoing control procedures, which monitor the credit worthiness of customers.

  Fair Value of Financial Instruments--The fair value of cash and cash equivalents, trade receivables, and accounts payable approximates the carrying value because of the short-term maturities of these financial instruments.

  The interest rate on the Company's bank debt and short-term notes payable fluctuates with current market rates. Consequently, the carrying value of the bank debt and short-term notes payable approximates the market prices for the same or similar issues in future periods. The estimated fair value of the Company's senior subordinated Notes was approximately equal to the carrying value at November 30, 1996, since the Notes were recently issued and not traded in the open market until December 1996.

  The fair value of the Company's convertible cumulative preferred stock, which is held in the Trust of the Company's Retirement Savings Plan, approximates the carrying value, as such stock is not traded in the open market, and the value at conversion is equal to a fixed redemption value in cash or equivalent amounts of common stock.

  Inventory Valuation--Inventories are valued at the lower of cost and market. Cost is determined using the first-in, first-out (FIFO) method (see accounting change note below).

  Accounting Change--During fiscal 1996, the Company changed its method of valuing domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The change was made because the Company had begun to realize and expects to continue to experience cost reductions as a result of technological improvements in its manufacturing process. The Company believes that the FIFO method is preferable to the LIFO method as the change conforms the inventories of domestic and foreign subsidiaries to the same cost method, inventories are reflected in the Company's balance sheet at their most recent value; and revenues are better matched with expenses. Also the FIFO method is the predominant method used in the industry in which the Company operates. This change in the method of valuing inventories has been applied retroactively, and comparative amounts for the two prior periods presented have been restated to apply the FIFO method. The change was applied as of the beginning of 1994, increasing inventories, as previously reported, by $2,932, at December 1, 1993, and increasing retained earnings from $22,829 to $25,761 at that date.

  The effect of the accounting change on income for the years ended November 30, 1995 and 1994 is as follows (see also quarterly financial information Note
13):

                                                                1995    1994
                                                               ------ --------
Net income (loss), as previously reported....................  $2,876 $(11,554)
Increase to income or loss...................................     355     (187)
                                                               ------ --------
Net income (loss) after change...............................  $3,231 $(11,741)
                                                               ====== ========
PER SHARE BASIS: (SEE ALSO STATEMENT OF EARNINGS AND RETAINED
EARNINGS)
-------------------------------------------------------------
Primary......................................................  $ 0.05 $  (0.02)
Fully diluted................................................  $ 0.04 $  (0.02)

  The effect of the accounting change on earnings for the year ended November 30, 1996, was to increase the net loss by $186 or $0.02 per share on a primary and fully diluted basis.

  There was no tax effect from the accounting change for the three years presented in the statement of earnings and retained earnings due to the Company's domestic tax position and net operating loss carryforwards. The tax effects of the accounting change did not impact net income or retained earnings because the Company's net deferred tax asset increased or decreased with the corresponding changes in the offsetting valuation allowance.

  Property and Depreciation--Depreciation of plant and equipment is determined generally on a straight-line basis over the estimated useful lives of the assets. Upon retirement or sale of assets, the cost of the disposed assets and related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income. These gains and losses are accumulated and shown as a component of other expense, net in the statement of earnings and retained earnings. Buildings are generally depreciated over 40 years. Machinery and equipment are depreciated over periods ranging from five to ten years.

  Software, and Research and Development Costs--Amortization of capitalized software development costs is provided over the estimated economic useful life of the software product on a straight-line basis, generally three years. Unamortized software costs included in other non-current assets were $479 and $543 at November 30, 1996 and 1995, respectively. The amounts amortized and charged to expense in 1996, 1995, and 1994 were $163, $109, and $220, respectively.

  All other product development expenditures are charged to research and development expense in the period incurred. These expenses amounted to $15,909, $12,746, and $10,239 in 1996, 1995, and 1994, respectively. In 1996 the Company entered into a non-cancelable technology and licensing agreement related to vapor recovery. Under the terms of the agreement, the Company is obligated to pay $825 in each of 1997 and 1998 for the use of this technology.

  Goodwill and Other Intangible Assets--Goodwill is amortized on a straight-line basis over 40 years. The Company will continue to review whether the facts and circumstances indicate that the remaining estimated useful life of goodwill may warrant revision or that the carrying amount may not be recoverable, using profitability projections to assess whether future operating income on a non-discounted basis is likely to exceed the amortization over the remaining life of the goodwill. The amount amortized and charged to expense in 1996 was approximately $420.

  Other non-current assets and deferred charges consist primarily of debt issuance costs. These costs are amortized over the terms of the related debt agreements on a straight-line basis, periods ranging from six to ten years. Amortization included in interest expense at November 30, 1996 and 1995 was $401 and $504, respectively. During 1996, the Company wrote-off approximately $233 of deferred debt issuance costs and capitalized approximately $11,506 of costs incurred in connection with the refinancing of the Company's preexisting debt and issuance of senior subordinated Notes for the acquisition of Sofitam.

  Advertising and Promotion--All costs associated with advertising and product promotion are expensed in the period incurred. These expenses amounted to $2,268, $1,579, and $1,544 in 1996, 1995, and 1994, respectively.

  Income Taxes--The provision for income taxes includes federal, foreign, state and local income taxes currently payable and taxes deferred because of temporary differences between the financial statement and the tax basis of assets and liabilities. No additional U.S. income taxes or foreign withholding taxes have been provided on earnings of foreign subsidiaries which are expected to be reinvested indefinitely. Additional income and withholding taxes are provided, however, on planned repatriations of foreign earnings. (See Note 14).

  In the first quarter of 1994, the Company adopted a mandatory noncash accounting change pursuant to Statement of Financial Accounting Standards
(SFAS) No. 106, which governs accounting for non-pension retiree benefit costs. SFAS No. 106 requires companies to project the future cost of providing retiree medical, dental, and life insurance benefits and to recognize that cost as benefits are earned during the employee's career. Tokheim's actuarially-determined liability was $13.4 million. The Company elected to record that amount as a one-time noncash accounting adjustment versus the alternative of amortizing the amount over a period not to exceed 20 years. At November 30, 1996, the Company's accrual was $16.9 million. Adoption of the new accounting standard had no cash flow effect, nor did it represent a change with respect to previous fiscal years in the benefit levels provided to employees.

  Accounting Pronouncements--SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" is effective for the year ending November 30, 1997. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In the opinion of management, this statement is not expected to materially impact the Company's financial position or results of operations.

  SFAS No. 123, "Accounting for Stock-Based Compensation," is effective for the year ending November 30, 1997. This statement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on a fair value method of accounting. Companies that choose not to adopt the new expense recognition rules of SFAS No. 123 will continue to apply the existing accounting rules of Accounting Principles Board Opinion (APBO) No. 25, but will be required to provide pro forma disclosure of the compensation expense determined under the fair value provisions of SFAS No. 123, if material. APBO No. 25 requires that there be no recognition of compensation expense for the stock-based compensation arrangements provided by the Company, where the exercise price is equal to or greater than the market price at the date of grant. The Company expects to continue to follow the accounting provisions of APBO No. 25 for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 123, if material.

  SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," is effective for the year ending November 30, 1998. In the opinion of management, this statement will not have a material impact on the Company's financial position or results of operations.

  American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities," is effective for the year ending November 30, 1998. Management has not yet determined the impact that adoption of this statement will have on the Company's financial position or results of operations, but does not anticipate that material liabilities will need to be recorded in addition to those already provided for under the provisions of generally accepted accounting principles as prescribed by SFAS No. 5, "Accounting for Contingencies."

  Product Warranty Costs--Anticipated costs related to product warranty are expensed in the period of sales.

  Cash Flows--For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents. At November 30, 1996, $566 of cash was restricted for the purchase of minority interest shares related to the acquisition of Sofitam. This amount is included in "Other tangible assets" on the balance sheet.

  Supplemental disclosures of cash flow information:

Cash paid during the year for:

                                                           1996    1995   1994
                                                         -------- ------ ------
  Interest.............................................. $  4,918 $3,060 $2,441
  Income taxes..........................................    1,013    976    894
  Noncash transactions primarily related to the issuance
   of treasury stock in settlement of Retirement Savings
   Plan distributions...................................       23    976    612
  Noncash adjustments to certain assets and liabilities
   in connection with the settlement of the corporate
   reorganization.......................................      --     383    224
  Liabilities assumed...................................  113,776    --     --
  Deferred merger and acquisition cost..................    9,799    --     --

  Reclassifications--Certain prior year amounts in these financial statements have been reclassified to conform with current year presentation.

2. ACQUISITION

  On September 6, 1996, the Company acquired the petroleum dispenser business ("Sofitam") of Sofitam S.A., for $107,400. The acquisition was financed through the issuance of $100,000 in aggregate principal amount of 11 1/2% senior subordinated Notes due 2006, and by an $80,000 revolving credit facility. Sofitam, which is based in Paris, France, designs and manufactures products that are similar to those produced by the Company. Sofitam's operations are included in the Company's African and European geographical segments.

  The acquisition has been accounted for as a purchase, and Sofitam's financial results have been included in the Consolidated Financial Statements since the date of acquisition. The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market values at the date of acquisition. The purchase price exceeded the fair value of net assets acquired by $63,113. This amount is recognized as goodwill and is being amortized on a straight-line basis over 40 years. The amount amortized and charged to expense in 1996 was approximately $420.

  Included in the $63,113 goodwill amount are certain costs the Company believes will be spent to close down redundant operations in connection with the reorganization and rationalization of Sofitam's operations. The table below summarizes the deferred costs included in goodwill and accrued expenses as they relate to the redundancy plan for Sofitam. The amounts do not include costs associated with consolidation of previously-existing Tokheim subsidiaries, which will be expensed as incurred, nor do these costs benefit production in future periods. (See Note 3).

ITEM                     AMOUNT                       DESCRIPTION
----                     ------                       -----------
Employee termination
 benefits............... $6,651 Approximately 300 employees (principally at 2 locations)
Asset write-off and
 disposal cost..........  2,108 Up to 10 locations
Other plant closing
 cost...................  1,040 Leases and other contract terminations
                         ------
                         $9,799
                         ======

  In 1996, the Company charged $1,043 of restructuring expenses associated with the Company's plan for merging the operations of Tokheim and Sofitam. These items were charged to operating expenses as "Merger and acquisition cost and other unusual items." The Company estimates future non-accruable restructuring charges related to the merger plan at approximately $2,000 in fiscal year 1997. In addition, normal operating charges associated with the plan, which will be expensed as incurred, are estimated at $2,100 in total for fiscal years 1997 and 1998.

  The following unaudited pro forma information summarizes consolidated results of operations of Tokheim and Sofitam as if the acquisition had occurred at the beginning of 1996 and 1995. These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and other intangible assets, and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operation which actually would have resulted had the combination been in effect on December 1, 1994 or 1995, or the future results of operations of the consolidated entities. The Company is in the process of closing several manufacturing, sales, service and administrative operations in Europe, consolidating these operations into its administrative center in Tremblay, France and into its manufacturing facility in Normandy, France. Anticipated efficiencies from the merger of Tokheim and Sofitam are not fully determinable and therefore have been excluded from the amounts included in the pro forma summary presented below.

                                                                 UNAUDITED
                                                                YEARS ENDED
                                                               NOVEMBER 30,
                                                             ------------------
(IN THOUSANDS, EXCEPT PER COMMON SHARE AMOUNTS)                1996      1995
-----------------------------------------------              --------  --------
Revenues.................................................... $413,143  $399,023
Merger and acquisition cost and other unusual items.........    6,459     4,294
Net income (loss)...........................................   (4,999)   (5,208)
Net income (loss) per common share..........................    (0.82)    (0.86)

  Merger and acquisition cost and other unusual items included in pro forma net loss for 1996 and 1995 was $6,459 and $4,294, respectively. The $4,294 figure represents a one-time charge to prepare Sofitam for sale.

3. MERGER AND ACQUISITION COST AND OTHER UNUSUAL ITEMS

  At November 30, 1996, the Company had identified expenses brought about by the acquisition of Sofitam, costs associated with the restructuring of the Company, pending and settled litigation, and policy adjustments above and beyond the normal recurring amounts. These cost have been aggregated and shown as a single operating line item, "Merger and acquisition cost and other unusual items," in the Statement of Earnings and Retained Earnings.

  Merger and acquisition cost/Restructuring--During 1996, the Company implemented several corporate realignment initiatives, including work force reductions and reorganization of its domestic and international operations related to the consolidation of Sofitam. In addition, during 1995, the Company reorganized its European operations to improve manufacturing and service efficiencies and to reduce cost. Amounts charged to operations for the years ended November 30, 1996 and 1995 approximated $2,035 and $842, respectively.

  Litigation/Other--During 1996, the Company settled claims related to prior divestitures and to the termination of an exclusive sales representative agreement with a foreign distributor. The Company also accrued and charged to operations the potential adverse outcome of a Pension Benefit Guaranty Corporation inquiry with respect to a terminated benefit plan payout in 1991. In 1995 and 1994 the Company settled two environmental related matters in the amounts of $300 and $650, respectively. In addition, the Company incurred charges in 1996, 1995, and 1994 in connection with customer satisfaction programs relating to previously-sold dispensers. Total amounts charged to operations relating to litigation/other for fiscal years 1996, 1995, and 1994 were $4,680, $1,838, and $820, respectively

  The above costs, although not uncommon to the Company's industry, are considered by management to be significant in size and nature, and warrant separate disclosure. Amounts within the Consolidated Statement of Earnings and Retained Earnings have been reclassified for all periods presented, including the quarterly financial information in Note 13, to reflect the reclassification of these cost for 1995 and 1994, to "Merger and acquisition cost and other unusual items."

4. ACCRUED EXPENSES

  Accrued expenses consisted of the following at November 30, 1996 and 1995:

                                                                 1996    1995
                                                                ------- -------
Deferred acquisition cost...................................... $ 9,799     --
Salaries, wages, and commissions...............................   9,240 $ 4,308
Compensated absences...........................................   6,833   3,480
Warranty.......................................................   5,193   2,821
Retirement benefits and profit sharing.........................   4,659   1,403
Interest.......................................................   3,294     418
Employee payroll taxes.........................................   3,091     132
Taxes (sales, VAT, and other)..................................   2,924     972
Legal and professional.........................................   2,393   1,783
Deferred revenue...............................................   1,989     309
Other..........................................................   4,203   2,515
                                                                ------- -------
                                                                $53,618 $18,141
                                                                ======= =======

5. NOTES PAYABLE TO BANKS

  Notes payable to banks represent short-term borrowings under domestic and foreign lines of credit. At November 30, 1996, aggregate amounts outstanding under these lines were $23,300. $16,144 of this amount has been classified as long-term debt since the Company has the ability (under the terms of the agreement) and the intent to finance these obligations beyond one year. Domestic and foreign credit lines totaled approximately $75,311, of which $52,011 was unused at November 30, 1996. The weighted average annual interest rate was 8.8% for fiscal 1996. The range of domestic and foreign rates at November 30, 1996 was 8.2% to 10.0% and 4.4% to 6.7%, respectively.

  On September 3, 1996 the parent Company (the "Parent") and certain of its French subsidiaries (the "French Borrowing Subsidiaries") entered into a six-year $80,000 credit facility (the "Bank Credit Agreement"). The agreement consists of a working capital/letter of credit facility in the amount of $67,768 (the "Credit Agreement") and an Employee Stock Ownership plan assignment facility in the amount of $12,232 (the "ESOP Credit Agreement").

  The Credit Agreement can be drawn down by the Parent and/or the French Borrowing Subsidiaries if they are in compliance with a borrowing base limitation. The borrowing base is calculated on specified percentages of eligible receivables and inventories and is determined independently for the Parent and the French Borrowing Subsidiaries. The unused portion of this commitment is subject to a commitment fee ranging from 0.375% to 0.5%, depending on the aggregate leverage ratio of the Parent and the French Borrowing Subsidiaries. The Credit Agreement permits borrowings in U.S. dollars, French francs, British pounds sterling, German deutsche marks and other currencies which are freely available and convertible into U.S. dollars. At November 30, 1996, the aggregate amount outstanding under the Credit Agreement was $16,144. This amount has been classified as long-term debt, since the Company has the ability under the terms of the agreement, which expires on September 3, 2002, and the intent, to finance these obligations beyond one year.

  The ESOP Credit Agreement was used to assign existing indebtedness of the Parent and the Tokheim Employee Stock Ownership Plan (the "ESOP"). The unused portion of the ESOP Credit Agreement can not be reclaimed as part of the Credit Agreement, nor can any amounts be re-borrowed by the Parent or the French Borrowing Subsidiaries. The principal amount outstanding at November 30, 1996 aggregated to $11,692 and is amortized over the remaining life of the pre-existing agreement. (See Note 7, captioned "Term Debt and Guaranteed Employees' Stock Ownership Plan (RSP) Obligation").

  Indebtedness of the Parent under the Bank Credit Agreement is collateralized by (i) a first perfected security interest in and lien on certain of the real and personal assets of the Parent (including claims against subsidiaries to which the Parent has made an intercompany loan) and each of the Parent's direct and indirect wholly-owned United States subsidiaries, (ii) a pledge of 100% of the stock of the Parent's direct and indirect wholly-owned United States subsidiaries, (iii) a pledge of 65% of the stock of the French holding company, and (iv) a guarantee by all of the Parent's direct and indirect wholly-owned United States subsidiaries. Indebtedness of the French Borrowing Subsidiaries under the Bank Credit Agreement is collateralized by (i) a first perfected security interest in certain of the real and personal assets of the French Borrowing Subsidiaries, the Parent and all of the Parent's direct and indirect wholly-owned United States subsidiaries, (ii) a pledge of 100% of the stock of the French Borrowing Subsidiaries, and (iii) a guarantee by the Parent, the French holding company, and all of the Parent's direct and indirect wholly-owned United States subsidiaries. Any lien on the real property in France will be limited to the fair market value of such property.

  Indebtedness under the Bank Credit Agreement bears interest based (at the applicable borrower's option) upon (i) the Base Rate in the case of U.S. dollar-denominated loans (defined as the higher of the applicable prime rate and the federal funds rate plus 0.5%) plus an applicable margin based upon the Company's leverage ratio (with a range of 0.5% to 1.75%) or (ii) the applicable Eurocurrency rate for one, two, three, or six months, plus an applicable margin based upon the Company's leverage ratio (with a range of 1.50% to 2.75%). The Bank Credit Agreement contains customary provisions relating to yield protection, availability and capital adequacy. In the event of an occurrence and the continuation of a default, the agent or the bank may increase the interest rate payable to the otherwise applicable rate plus 2%.

  The Bank Credit Agreement requires the Company to meet certain consolidated financial tests, including minimum levels of consolidated net worth, minimum levels of consolidated EBITDA (as defined), minimum consolidated interest coverage, maximum consolidated leverage ratio and minimum consolidated fixed charge coverage ratio. The Bank Credit Agreement also contains certain covenants common to such agreements, which among other things, limit the incurrence of additional indebtedness and guarantees, dividends, transactions with affiliates, significant asset sales, investments and acquisitions, mergers and consolidations, prepayments and amendments to other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

  The Bank Credit Agreement contains events of default, including payment defaults, breaches of representation and warranties, covenant defaults, cross default to certain other indebtedness, certain events of bankruptcy and insolvency, ERISA defaults, a change in control default, judgment defaults and failure of any guaranty or security agreement supporting the Bank Credit Agreement to be in full force and effect.

  In 1995, the aggregate amount outstanding under revolving credit agreements was $19,064, of which $16,700 was classified as long-term debt since the Company had the ability, under the terms of the agreement, and at that time the intent, to finance these obligations beyond one year. The weighted average annual interest rate was 8.6% for fiscal 1995. The range of domestic and foreign rates at November 30, 1995 was 7.1% to 9.8%.

6. SENIOR SUBORDINATED NOTES

  During 1996 the Company issued senior subordinated Notes (Notes) to finance the acquisition of Sofitam.

  The aggregate principal amount of the Notes, which mature on August 1, 2006 is $100 million. Interest on the Notes accrues at the rate of 11 1/2% per annum and is payable semi-annually in cash on each February 1 and August 1 commencing on February 1, 1997, to the registered holders at the close of business on the January 15 and July 15 immediately preceding the applicable interest payment date.

  The Notes are general unsecured obligations of the Company, subordinate in right of payment to all existing and future senior debt of the Company, including the Company's obligations under the Bank Credit Agreement, and to all indebtedness and other obligations of the Company's subsidiaries. Evidence of default under the Bank Credit Agreement could prevent payment of principal and interest on the Notes.

  The Notes are redeemable, at the Company's option, in whole at any time or in part from time to time, on and after August 1, 2001, upon not less than 30 nor more than 60 days' notice, at the following redemption prices (expressed as percentages of the principal amount thereof), if redeemed during the twelve-month period commencing on August 1 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption.

      YEAR                                                            PERCENTAGE
      ----                                                            ----------
      2001...........................................................  105.750%
      2002...........................................................  103.833%
      2003...........................................................  101.917%
      2004 and thereafter............................................  100.000%

On or prior to August 1, 1999, the Company may, at its option, use the net cash proceeds of one or more public equity offerings to redeem up to an aggregate of 35% of the principal amount of the Notes originally issued at the following redemption prices (expressed as percentages of the principal amount thereof), if redeemed during the twelve-month period ending on August 1 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

      YEAR                                                            PERCENTAGE
      ----                                                            ----------
      1997...........................................................  111.500%
      1998...........................................................  109.857%
      1999...........................................................  108.214%

  To effect the foregoing redemption with the proceeds of any public equity offering, the Company must make such redemption not more than 120 days after the consummation of any such public equity offering.

  The indenture under which the Notes are issued provides that, upon the occurrence of a "Change of Control," each Note holder will have the right to require that the Company purchase all or a portion of the holder's Notes at a purchase price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of purchase.

  The indenture also contains restrictions common to such agreements, including among others: limitation on incurrence of additional indebtedness; limitation on restricted payments; limitation on asset sales; limitation on dividend and other payment restrictions affecting subsidiaries; limitation on preferred stock of subsidiaries; limitation on liens, merger, consolidation and sale of assets; and limitations on transactions with affiliates.

7. TERM DEBT AND GUARANTEED EMPLOYEES' STOCK OWNERSHIP PLAN (RSP) OBLIGATION

  Term debt at November 30, 1996 and 1995 consisted of the following:

                                                                1996    1995
                                                               ------- -------
0.0% Belgian government note, maturing $25, due in quarterly installments switching to $25, due in annual installments
 through 1999 (a)............................................. $   129 $   --
3.5% German bonds, maturing $46, due in semiannual
 installments through 1998 (a)................................     184     292
5.0% to 9.6% notes payable, maturing $561 to $992, due in
 annual installments through 1997 (a).........................   1,553     --
8.1% notes payable, maturing $7 to $12, due in semiannual
 installments through
 2001 (a).....................................................      85     --
11.0% notes payable, maturing $1 to $27, due in quarterly
 installments through
 2006 (a).....................................................     327     --
11.5% notes payable, maturing $53 to $66, due in quarterly
 installments through
 1998 (a).....................................................     346     --
12.0% to 15.0% notes payable, maturing $15 to $26, due in
 quarterly installments through 2002 (a)......................     879     --
14.3% notes payable, maturing $4 to $7, due in monthly
 installments through
 2000 (a).....................................................     223     --
18.5% note payable, maturing $6, due in monthly installments
 through 1999 (a).............................................     153     253
10.5% to 12.5% capital lease obligations, maturing $1 to $4,
 in annual installments through 2000 (a)......................   3,300     --
9.15% capital lease obligation, maturing $280 to $543, in
 annual installments through 2004 (a).........................   3,230     --
Credit Agreement, variable rate, due 2002, rates ranging from
 8.18% to 10.0% at November 30, 1996 (b)......................  16,144     --
Other.........................................................     296     259
Industrial Revenue Bonds, variable rate, paid in full during
 1996, rate of 4.1% at
 November 30, 1995 (a)........................................     --    4,000
Capital lease obligations, variable rate, maturing $1 each,
 due in monthly installments through 1996, rate of 18.5% at
 November 30, 1995 (a)........................................     --      168
Revolving credit facility, variable rate, refinanced in 1996,
 rates ranging from 8.8% to 9.8% at November 30, 1995 (c).....     --   16,700
                                                               ------- -------
                                                                26,849  21,672
Less: Current maturities......................................   4,447     351
                                                               ------- -------
                                                               $22,402 $21,321
                                                               ======= =======

  Guaranteed Employees' Stock Ownership Plan (RSP) obligation at November 30, 1996 and 1995 consisted of the following:

                                                                1996    1995
                                                               ------- -------
Guaranteed Employees' Stock Ownership Plan (RSP) obligation, variable rate, maturing $550 to $760 quarterly through 2001, rate of 7.013% at November 30, 1996 (b)...................... $11,692 $13,790
Guaranteed Employees' Stock Ownership Plan (RSP) obligation, variable rate maturing $303 annually through 1997, rate of
 8.075% at November 30, 1996 (b)..............................     303     786
                                                               ------- -------
                                                               $11,995 $14,576
                                                               ======= =======

--------
(a) Aggregate cost of plant and equipment pledged as collateral under revenue bonds and lease obligations is $13,258
(b) Per the Bank Credit Agreement as described in Note 5, the term obligation matures on September 3, 2002.
(c) Per the domestic revolving credit agreement as described in Note 5. This agreement was paid in full through utilization of proceeds from the Company's existing Bank Credit Agreement.

  Aggregate scheduled maturities of the above term debt and Guaranteed Employees' Stock Ownership Plan (RSP) obligation during the ensuing five years approximate $7,013, $4,679, $3,775, $3,521, and $2,146 respectively.

8. OPERATING LEASES

  The Company leases certain manufacturing and office equipment, vehicles, and office and warehousing space under operating leases. These leases generally expire in periods ranging from one to eight years.

  In 1996 the Company executed various operating leases for manufacturing equipment. The leases are effective for a term of eight years with interest rates ranging from 9.7% to 10.4% and monthly rentals ranging from $3 to $72. The leases contain early purchase options based on estimated fair market value. The options are exercisable at the Company's discretion beginning in the fifth and seventh years.

  In 1995 the Company leased a CAD/CAM system. The lease is effective for a term of three years with an interest rate of 12% and monthly rentals ranging from $55 to $65. The lease contains a fair market value purchase option at the end of the lease term.

  Amounts charged to expenses under operating leases in 1996, 1995, and 1994 were $2,835, $1,986, and $1,077, respectively. Future minimum rental payments under noncancelable operating leases during the ensuing five years approximate $3,030, $1,984, $1,592, $1,472, and $1,458.

9. STOCK OPTION PLANS

  The Company has three separate Stock Option Plans, as outlined below:

 1992 Stock Incentive Plan (SIP)

  The Plan contains both incentive stock options (ISOs) and non-qualified stock options (NSOs). The price of each share under this Plan for an ISO or NSO shall not be less than the fair market value of Tokheim Common Stock on the date the option is granted.

  Options granted under the SIP become exercisable at the rate of approximately 25% of the total options granted per year, beginning one year after the grant date. All options expire within ten years from the date on which they were granted.

  In addition, the SIP provides for the granting of Stock Appreciation Rights
(SARs) and Restricted Stock Awards (RSAs). At November 30, 1996 no SARs or RSAs had been granted.

 1982 Incentive Stock Option Plan (ISOP) and 1982 Unqualified Stock Option Plan (USOP)

  Effective January 21, 1992, no additional shares could be granted under these plans. All options expire within ten years from the date on which they were granted.

  The price of each share under the ISOP was not less than fair market value of Tokheim Common Stock on the date the option was granted, and under the USOP was not less than 85% of the fair market value of Tokheim Common Stock on the date the option was granted.

  Options granted under the respective plans during 1996, 1995, and 1994, are as follows:

                                                      1992 STOCK INCENTIVE PLAN
                                                      -------------------------
      YEAR OF GRANT                                        ISO           NSO
      -------------                                   -------------- ------------
       1996.........................................          45,000         --
       1995.........................................          35,000         --
       1994.........................................          19,000         --

  The following table sets forth the status of all outstanding options at November 30, 1996:

                                                    EXERCISABLE IN
      OPTION PRICE                        OPTIONS    THE NEXT ONE  TOTAL OPTIONS
      PER SHARE                         EXERCISABLE TO FOUR YEARS   OUTSTANDING
      ------------                      ----------- -------------- -------------
      $20.0000........................     23,550          --          23,550
      $12.3750........................      3,000          --           3,000
      $12.2500........................        500          --             500
      $11.9375........................      4,500        4,500          9,000
      $ 9.3750........................     11,250        3,750         15,000
      $ 9.0000........................        --         2,000          2,000
      $ 8.8800........................     90,870          --          90,870
      $ 8.5000........................      3,750       11,250         15,000
      $ 7.8750........................     15,000          --          15,000
      $ 7.7500........................     30,000          --          30,000
      $ 7.1250........................        --        43,000         43,000
      $ 6.8750........................     15,000          --          15,000
      $ 6.8125........................    137,968       52,366        190,334
                                          -------      -------        -------
                                          335,388      116,866        452,254
                                          =======      =======        =======

  Transactions in stock options under these plans are summarized as follows:

                                                        SHARES
                                                         UNDER
                                                        OPTION    PRICE RANGE
                                                        -------  --------------
      Outstanding, November 30, 1993................... 565,728  $ 6.81- $20.00
      Granted..........................................  19,000  $10.75- $11.94
      Exercised........................................ (29,950) $ 6.81- $ 8.88
      Canceled or expired.............................. (12,250) $ 8.88- $20.00
                                                        -------
      Outstanding, November 30, 1994................... 542,528  $ 6.81- $20.00
      Granted..........................................  35,000  $ 8.50
      Exercised........................................     --
      Canceled or expired.............................. (95,187) $ 6.81- $20.00
                                                        -------
      Outstanding, November 30, 1995................... 482,341  $ 6.81- $20.00
      Granted..........................................  45,000  $ 7.13- $ 9.00
      Exercised........................................  (5,000) $ 8.75
      Canceled or expired.............................. (70,087) $ 6.81- $20.00
                                                        -------
      Outstanding, November 30, 1996................... 452,254  $ 6.81- $20.00
                                                        =======
                                                        SHARES
                                                        -------
      Reserved for options:
        November 30, 1994..............................  98,550
        November 30, 1995..............................  95,462
        November 30, 1996..............................  98,774

10. COMMON AND PREFERRED STOCK

  Changes in common stock and common treasury stock are shown below:

                                              COMMON                COMMON
                                               STOCK            TREASURY STOCK
                                             ---------          ---------------
                                              SHARES   AMOUNT   SHARES   AMOUNT
                                             --------- -------  -------  ------
   Balance, November 30, 1993............... 7,942,000 $19,594  191,000  $3,403
   Shares purchased.........................       --      --       --        3
   Stock options exercised..................     7,000    (184) (22,000)   (405)
   Redemption of preferred stock............       --      --   (48,000)   (852)
   Employee termination benefits............       --      --   (13,000)   (230)
   Other....................................       --      --    (2,000)    (32)
                                             --------- -------  -------  ------
   Balance, November 30, 1994............... 7,949,000  19,410  106,000   1,887
   Redemption of preferred stock............       --      --   (59,000) (1,057)
   Employee termination benefits............       --      --   (24,000)   (427)
   RSP Diversification......................       --      --    (8,000)   (139)
   Other....................................       --      (1)   (2,000)    (33)
                                             --------- -------  -------  ------
   Balance, November 30, 1995............... 7,949,000  19,409   13,000     231
   Stock options exercised..................     5,000      43      --      --
   Employee termination benefits............       --      --    (1,000)    (11)
   Other....................................       --      --    (1,000)    (28)
                                             --------- -------  -------  ------
   Balance, November 30, 1996............... 7,954,000 $19,452   11,000  $  192
                                             ========= =======  =======  ======

  Changes in preferred stock and preferred treasury stock are shown below:

                                                                  PREFERRED
                                                PREFERRED STOCK TREASURY STOCK
                                                --------------- ---------------
                                                SHARES  AMOUNT  SHARES   AMOUNT
                                                ------- ------- -------  ------
   Balance, November 30, 1993.................. 960,000 $24,000 112,000  $2,789
   Shares redeemed.............................     --      --   22,000     562
   RSP Contributions...........................     --      --   (4,000)    (89)
                                                ------- ------- -------  ------
   Balance, November 30, 1994.................. 960,000  24,000 130,000   3,262
   Shares redeemed.............................     --      --   29,000     720
   RSP Contributions...........................     --      --   (8,000)   (198)
                                                ------- ------- -------  ------
   Balance, November 30, 1995.................. 960,000  24,000 151,000   3,784
   Shares redeemed.............................     --      --   31,000     771
   RSP Contributions...........................     --      --  (15,000)   (384)
                                                ------- ------- -------  ------
   Balance, November 30, 1996.................. 960,000 $24,000 167,000  $4,171
                                                ======= ======= =======  ======

  On July 10, 1989, the Company sold 960,000 shares of convertible cumulative preferred stock to the Trust of the Company's Retirement Savings Plan (RSP) at the liquidation value of $25 per share or $24,000. The preferred shares have a dividend rate of 7.75%. The Trustees, who hold the preferred shares, may elect to convert each preferred share to one common share in the event of redemption by Tokheim, certain consolidations or mergers of Tokheim, or a redemption by the Trustees which is necessary to provide for distributions under the RSP. A participant may elect to receive a distribution from the RSP in cash or common stock. If redeemed by the Trustees, the Company is responsible for purchasing the preferred shares at the $25 floor value. The Company may elect to pay the redemption price in cash or an equivalent amount of common stock. Due to the redemption characteristics of the stock, the aggregate amount of future redemptions for the next five years cannot be determined. See Note 17 to the Consolidated Financial Statements, captioned "Retirement Plan Cost," for further discussions on the preferred stock.

11. EARNINGS PER SHARE

  Primary earnings per share are based on the weighted average number of shares outstanding during each year and the assumed exercise of dilutive employees' stock options, less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock.

  The following table presents information necessary to calculate earnings
(loss) per share for fiscal years ended November 30, 1996, 1995, and 1994:

                                                             PRIMARY
                                                     -------------------------
                                                                 RESTATED
                                                              ----------------
                                                      1996     1995     1994
                                                     -------  ------  --------
Shares outstanding (in thousands):
  Weighted average outstanding......................   7,939   7,893     7,801
  Share equivalents.................................      42      18       --
                                                     -------  ------  --------
  Adjusted outstanding..............................   7,981   7,911     7,801
                                                     =======  ======  ========
Net earnings (loss):
  Before cumulative effect of change in method of
   accounting....................................... $(2,009) $3,231  $  1,675
  Cumulative effect of change in method of
   accounting.......................................     --      --    (13,416)
                                                     -------  ------  --------
  Net earnings (loss)...............................  (2,009)  3,231   (11,741)
  Preferred stock dividends.........................  (1,543) (1,580)   (1,617)
                                                     -------  ------  --------
  Earnings (loss) applicable to common stock........ $(3,552) $1,651  $(13,358)
                                                     =======  ======  ========
Net earnings (loss) per common share:
  Before cumulative effect of change in method of
   accounting....................................... $ (0.45) $ 0.21  $   0.01
  Cumulative effect of change in method of
   accounting.......................................     --      --      (1.72)
                                                     -------  ------  --------
  Net earnings (loss)............................... $ (0.45) $ 0.21  $  (1.71)
                                                     =======  ======  ========

  For 1996 and 1994, fully diluted earnings per share is considered to be the same as primary earnings per share, since the effect of certain potentially dilutive securities would be antidilutive.

                                                          FULLY DILUTED
                                                     -------------------------
                                                                 RESTATED
                                                              ----------------
                                                      1996     1995     1994
                                                     -------  ------  --------
Shares outstanding (in thousands):
  Weighted average outstanding......................   7,939   7,893     7,801
  Share equivalents.................................      42      18       --
  Weighted conversion of preferred stock............     --    1,909       --
                                                     -------  ------  --------
  Adjusted outstanding..............................   7,981   9,820     7,801
                                                     =======  ======  ========
Net earnings (loss):
  Before cumulative effect of change in method of
   accounting....................................... $(2,009) $3,231  $  1,675
  Cumulative effect of change in method of
   accounting.......................................     --      --    (13,416)
                                                     -------  ------  --------
  Net earnings (loss)...............................  (2,009)  3,231   (11,741)
  Incremental RSP expense...........................  (1,543) (1,580)   (1,617)
                                                     -------  ------  --------
  Earnings (loss) applicable to common stock........ $(3,552) $1,651  $(13,358)
                                                     =======  ======  ========
Net earnings (loss) per common share:
  Before cumulative effect of change in method of
   accounting....................................... $ (0.45) $ 0.17  $   0.01
  Cumulative effect of change in method of
   accounting.......................................     --      --      (1.72)
                                                     -------  ------  --------
  Net earnings (loss)............................... $ (0.45) $ 0.17  $  (1.71)
                                                     =======  ======  ========

12. FOREIGN CURRENCY TRANSLATION ADJUSTMENTS

  Consolidated foreign currency translation adjustments are as follows:

                                                               1996     1995
                                                              -------  -------
      Foreign currency translation adjustments, beginning of
       year.................................................  $(3,542) $(3,543)
      Current year adjustments..............................   (3,729)       1
                                                              -------  -------
      Foreign currency translation adjustments, end of year.  $(7,271) $(3,542)
                                                              =======  =======

  The adjustments represent principally the effect of changes from the beginning to the end of the year in the current rate of exchange translating the net assets, including certain intercompany amounts of foreign Subsidiaries. The majority of the 1996 adjustment is a result of long-term loans to foreign affiliates, principally to execute the acquisition of Sofitam.

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  During the fourth quarter of fiscal year 1996, the Company changed its inventory valuation method to first-in, first-out for those inventories previously accounted for under the last-in, first-out method. As such, all previously reported quarterly financial information for fiscal years 1996 and 1995 has been restated.

Restated quarterly financial information for 1996 and 1995 is as follows:

                                               1996
                           ------------------------------------------------------
                             1ST      2ND      3RD           4TH
                           QUARTER  QUARTER  QUARTER     QUARTER (A)    TOTAL (A)
                           -------  -------  -------     -----------    ---------
Net sales................  $49,548  $57,620  $59,044      $113,521 (D)  $279,733
Cost of products sold
 (B).....................   37,805   43,547   45,221        83,650       210,223
Net earnings (loss)......     (613)     486      (37)(C)    (1,845)(E)    (2,009)
Earnings (loss) per
 share:
  Primary:
    Net earnings (loss)..    (0.13)    0.01    (0.05)        (0.28)        (0.45)
  Fully dilutive:
    Net earnings (loss)..    (0.13)    0.01    (0.05)        (0.28)        (0.45)
Earnings (loss) impact of
 inventory valuation
 change..................  $    55  $   (50) $    75      $   (266)     $   (186)

--------
(A) Includes the results of operations for the three-month period ended November 30, 1996, of Sofitam.
(B) Includes product development expenses and excludes depreciation and amortization.
(C) Includes approximately $254 charged to operations for employee termination benefits related to corporate restructuring brought on by the acquisition and $669 for a litigation settlement.
(D) Sales of petroleum dispenser equipment have historically been seasonal. Approximately 30% of Tokheim's annual net sales volume is recorded in the fourth quarter of its fiscal year, with no significant variation among the other three quarters. Amounts include approximately $46,228 of sales from Sofitam.
(E) Includes approximately $387 charged to operations for employee termination benefits related to corporate restructuring brought on by the acquisition, $455 for various other acquisition charges, $780 for product/service exit and $866 of accruals for a legal settlement and a possible adverse outcome related to Pension Benefit Guaranty Corporation inquiries.

                                                 1995
                               ------------------------------------------------
                                 1ST      2ND     3RD         4TH
                               QUARTER  QUARTER QUARTER     QUARTER     TOTAL
                               -------  ------- -------     -------    --------
Net sales..................... $45,845  $54,127 $52,935     $68,666(C) $221,573
Cost of products sold (A).....  36,324   40,464  40,487      49,699     166,974
Net earnings (loss)...........  (1,273)     616    (851)(B)   4,739(D)    3,231
Earnings (loss) per share:
  Primary:
    Net earnings (loss).......   (0.21)    0.03   (0.16)       0.55        0.21
  Fully dilutive:
    Net earnings (loss).......   (0.21)    0.02   (0.16)       0.43        0.17
Earnings (loss) impact of
 inventory valuation change... $    90  $    90 $    90     $    85    $    355

--------
(A) Includes product development expenses and excludes depreciation and amortization.
(B) Includes $500 nonrecurring operating expense in connection with developing and implementing an earnings improvement plan for the Company's international operations.
(C) Sales of petroleum dispenser equipment have historically been seasonal. Approximately 30% of the Company's annual net sales volume is recorded in the fourth quarter of its fiscal year, with no significant variation among the other three quarters.
(D) Includes a net gain of $500 on the sale of a non-core product line and related assets.

14. INCOME TAXES

  The Company accounts for income taxes using the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is established to reduce the deferred tax assets when it is considered "more likely than not" that some portion or all of the deferred tax assets will not be realized. Tokheim Corporation acquired Sofitam, a French based Company, and its subsidiaries, also foreign-based companies, on September 6, 1996. Included in current foreign income tax provision is $904 and in current foreign income tax payable is $(258) that relates to Sofitam and its subsidiaries.

  Earnings (loss) before provision for (benefit from) income taxes consist of the following:

                                                       1996     1995     1994
                                                      -------  -------  -------
      Domestic....................................... $  (542) $ 8,946  $ 6,269
      Foreign........................................    (687)  (5,676)  (4,337)
                                                      -------  -------  -------
                                                      $(1,229) $ 3,270  $ 1,932
                                                      =======  =======  =======

  Income tax provision (benefit) consist of the following:

                                                            1996   1995   1994
                                                            -----  -----  -----
      Current:
        Federal............................................ $(460) $(272) $ --
        State..............................................   277    249    673
        Foreign............................................   906    132    409
      Deferred:
        Foreign............................................    57    (70)  (825)
                                                            -----  -----  -----
          Total tax provision.............................. $ 780  $  39  $ 257
                                                            =====  =====  =====

  A reconciliation of the reported tax expense (benefit) from continuing operations and the amount computed by applying the statutory United States federal income tax rate of 35% for November 30, 1996, 1995 and 34% for November 30, 1994 to earnings before income taxes is as stated below. This information has been restated for 1995 and 1994 to account for the change in the method of valuing inventories from the LIFO method to the FIFO method as more fully disclosed in Note 2.

                                                        1996    1995     1994
                                                       ------  -------  -------
      Computed "expected" tax expense (benefit)......  $ (430) $ 1,144  $   657
      Increase (decrease) in taxes resulting from:
        State income taxes net of federal tax
         benefit.....................................     180      162      444
        Tax effect of dividends paid on stock held in
         Retirement Savings Plan (RSP)...............    (540)    (553)    (550)
        Settlement of prior income tax returns and
         adjustments to prior year accruals..........    (111)    (572)     326
        Difference in foreign and U.S. tax rates.....     (78)      (6)    (104)
        Change in book method of valuing inventories.     --       --       933
        Increase (decrease) in valuation allowance...     316   (2,250)  (2,425)
      Earnings with no current tax benefit/(expense):
        Domestic.....................................     --       --       --
        Foreign......................................   1,201    1,985    1,089
        Repatriation of foreign earnings.............     125       41     (162)
        Miscellaneous items, net.....................     117       88       49
                                                       ------  -------  -------
      Provision (benefit)............................  $  780  $    39  $   257
                                                       ======  =======  =======

  The components of the deferred tax assets and liabilities as of November 30, 1996, 1995, and 1994 were as follows:

                                                     1996      1995      1994
                                                   --------  --------  --------
   Gross deferred tax assets:
     Accounts receivable.......................... $    215  $    187  $    322
     Employee compensation & benefit accruals.....    7,107     6,198     5,949
     Workers' compensation and other claims.......      242       153       215
     Other........................................       14        58       184
     Warranty accrual.............................    1,032       946       818
     EPA accrual..................................      322       315       307
     Net operating loss carryforwards.............    7,137     9,430    12,171
     Alternative Minimum Tax credit...............      331       295         5
     Valuation allowance..........................  (14,885)  (14,569)  (16,819)
                                                   --------  --------  --------
       Total deferred tax asset................... $  1,515  $  3,013  $  3,152
                                                   ========  ========  ========
   Gross deferred tax liabilities:
     Property, plant and equipment................    1,158     1,425     1,479
     Pension assets...............................      524       253       151
     Inventory....................................     (707)     (867)    1,134
     Investment in property.......................      214       214       208
     Foreign earnings not permanently invested....      327       202       161
     Foreign exchange.............................      235       236       236
     Export sales provision.......................      288       623       574
                                                   --------  --------  --------
       Total deferred tax liability...............    2,039     3,820     3,943
                                                   --------  --------  --------
   Net deferred tax liability..................... $   (524) $   (807) $   (791)
                                                   ========  ========  ========

  For domestic federal income tax purposes, the Net Operating Loss (NOL) carryover amounts to $20,378, which will expire from 2006 to 2008. For purposes of the Alternative Minimum Tax (AMT), the NOL carryover is $10,570 and the credit carryforward is $331.

15. GEOGRAPHICAL SEGMENTS

  As a result of the acquisition of Sofitam and realignment of the Company in 1996, geographical segment information for 1995 and 1994 has been restated. Amounts included in "Other" in prior year financial statements have been reclassified to "North America." In addition, Merger and acquisition cost and other unusual items have been accounted for in the originating segment.

  Domestic and foreign operations information for 1996, 1995, and 1994 is as follows:

                                                    1996       1995      1994
                                                  ---------  --------  --------
      Net sales--unaffiliated customers:
        North America............................ $ 147,763  $137,470  $128,819
        Export...................................    38,541    36,238    28,848
        Europe...................................    80,370    37,068    35,234
        Other....................................    13,059    10,797     9,233
                                                  ---------  --------  --------
                                                  $ 279,733  $221,573  $202,134
                                                  =========  ========  ========
      Inter-area sales eliminations:
        North America............................ $   9,471  $ 10,778  $  9,917
                                                  =========  ========  ========
        Europe................................... $   1,100  $     47  $    202
                                                  =========  ========  ========
        Other.................................... $     510       --        --
                                                  =========  ========  ========
      Operating income (loss):
        North America............................ $     494  $  8,812  $  5,613
        Europe...................................     2,649    (4,232)   (2,971)
        Other....................................       633       165       141
        Adjustments and eliminations.............     2,580     1,066       997
                                                  ---------  --------  --------
                                                  $   6,356  $  5,811  $  3,780
                                                  =========  ========  ========
      Identifiable assets:
        North America............................ $ 215,939  $121,044  $111,748
        Europe...................................   177,689    22,914    25,189
        Other....................................    14,955     7,025     6,339
        Adjustments and eliminations.............  (108,455)  (26,651)  (27,025)
                                                  ---------  --------  --------
                                                  $ 300,128  $124,332  $116,251
                                                  =========  ========  ========

  The Company's foreign operations are located in Canada; Belgium; France; Germany; Italy; Spain; Switzerland; the Netherlands; the United Kingdom; Cameroon; Ivory Coast; Morocco; Senegal; South Africa; and Tunisia. Transfers between geographical areas are at cost plus an incremental amount intended to provide a reasonable profit margin to the selling enterprises. Amounts relating to foreign operations included in the consolidated financial statements are as follows:

                                                   1996       1995      1994
                                                 ---------  --------  --------
      Working capital........................... $  31,567  $ 14,717  $ 14,828
      Property, plant, and equipment (net) and
       other....................................    83,059     5,997     5,717
      Noncurrent liabilities....................  (104,988)  (12,666)   (6,683)
                                                 ---------  --------  --------
        Net foreign assets...................... $   9,638  $  8,048  $ 13,862
                                                 =========  ========  ========
      Net loss of foreign operations............ $  (1,512) $ (5,620) $ (4,438)
                                                 =========  ========  ========

16. ALLOWANCE FOR DOUBTFUL ACCOUNTS

  Changes in the allowance for doubtful accounts are as follows:

                                                         1996    1995    1994
                                                        ------  ------  ------
      Balance, beginning of year....................... $1,150  $1,295  $1,267
      Beginning balance from Sofitam...................  2,928     --      --
      Charged to operations............................    667     367     291
      Uncollectible accounts written off, less
       recoveries......................................   (900)   (519)   (278)
      Foreign currency translation adjustments             (93)      7      15
                                                        ------  ------  ------
        Balance, end of year........................... $3,752  $1,150  $1,295
                                                        ======  ======  ======

17. RETIREMENT PLAN COST

  The Company has several retirement plans covering most of its employees, including certain employees in foreign countries. Charges to operations for the cost of the Company's retirement plans, including the Retirement Savings Plan (RSP), were $3,052 in 1996, $3,054 in 1995, and $2,421 in 1994.

  Defined Benefit Plans (U.S.)--The Company maintains two noncontributory defined benefit pension plans which cover certain union employees. The Company's funding to the plans is equal to the minimum contribution required by the Internal Revenue Code. The benefits are based upon a fixed benefit rate and years of service. Future benefits under these plans were frozen as of December 31, 1990. The participants under these plans became eligible to participate in the Retirement Savings Plan (RSP) beginning January 1, 1991.

  The following table sets forth the aggregate defined benefit plans' funded status and amounts reflected in the accompanying consolidated balance sheets as of November 30, 1996 and 1995:

                                              ASSETS EXCEED     ACCUMULATED
                                               ACCUMULATED       BENEFITS
                                                BENEFITS       EXCEED ASSETS
                                              --------------  ----------------
                                               1996    1995    1996     1995
                                              ------  ------  -------  -------
   Actuarial present value of accumulated
    plan benefits:
     Vested.................................. $1,592  $1,599  $10,046  $10,226
     Non-vested..............................     89      57      703      769
                                              ------  ------  -------  -------
     Accumulated benefit obligations......... $1,681  $1,656  $10,749  $10,995
                                              ======  ======  =======  =======
   Projected benefit obligations............. $1,681  $1,656  $10,749  $10,995
   Plan assets at fair value, principally
    common stocks, bonds, and GIC funds,
    including $555 in 1996 and $409 in 1995
    of the Company's common stock............  1,967   1,924    8,424    7,325
                                              ------  ------  -------  -------
   Plan assets in excess of (less than)
    projected benefit obligations............    287     268   (2,325)  (3,670)
   Unrecognized net loss.....................    520     516    3,360    4,002
   Unrecognized net assets at December 1,
    1991 and 1990 being recognized over 15
    years....................................   (231)   (260)    (112)    (134)
   Adjustment required to recognize minimum
    liability................................    --      --    (3,248)  (3,868)
                                              ------  ------  -------  -------
   Prepaid pension cost (pension liability)
    recognized in the consolidated balance
    sheet.................................... $  576  $  524  $(2,325) $(3,670)
                                              ======  ======  =======  =======

  The net periodic pension expense amounts were based on actuarial assumptions as follows:

                                               1996    1995    1996     1995
                                              ------  ------  -------  -------
   Discount rate on plan liabilities.........   7.00%   7.00%    7.00%    7.00%
   Rate of return on plan assets.............   8.00%   8.00%    8.00%    8.00%

  In accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," the Company has recorded an additional minimum pension liability for the under funded plan of $3,248 and $3,868 at November 30, 1996 and 1995, respectively, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities.

  The net periodic pension cost of U.S. defined benefit plans for 1996, 1995, and 1994 includes the following components:

                                1996     1995    1994
                               -------  -------  -----
      Interest cost on
       projected benefit
       obligations............ $   842  $   857  $ 849
      Return on plan assets...  (1,204)  (1,138)    82
      Net amortization and
       deferral...............     619      558   (625)
                               -------  -------  -----
      Net periodic pension
       expense................ $   257  $   277  $ 306
                               =======  =======  =====

  Defined Benefit Plans (Foreign)--Certain Sofitam companies have defined benefit plans covering all of their employees. These plans provide for lump-sum benefit payments upon retirement unless employment is terminated prior to retirement age. The following table sets forth the funded status of these defined benefit plans as of the most recent date for which this information was available:

                                                               DECEMBER 31, 1995
                                                               -----------------
      Projected benefit obligation............................      $ 3,451
      Plan assets at fair value...............................          --
      Projected benefit obligation in excess of plan assets...        3,451
      Unrecognized transition obligation......................       (1,063)
      Unrecognized actuarial gains/(losses)...................         (398)
                                                                    -------
        Pension liability.....................................      $ 1,990
                                                                    =======

  The discount rate used in determining the actuarial present value of projected benefit obligations was 7% for 1995.

  The information presented above was not available as of November 30, 1996. An actuarial valuation performed as of August 31, 1996 was used to estimate the pension liability for Sofitam's defined benefit plans as of November 30, 1996. This liability was estimated to be approximately $2,356. The net periodic pension cost for Sofitam's defined benefit plans for the three month period ended November 30, 1996 was estimated at $120.

  The Company's other foreign retirement plans are an insignificant portion of the Company's total retirement plans and are not required to report to certain governmental agencies. These plans do not otherwise determine actuarial value of accumulated plan benefits and are omitted from the above table.

  Defined Contribution Plan (U.S.)--The RSP covers substantially all U.S. employees of Tokheim. Through the RSP, employee ownership of the Company is increased approximately 11%. The RSP includes a common stock ESOP and a preferred stock ESOP, which provide a retirement contribution of 1.5% of salary to all employees in the plan and a matching contribution of at least two-thirds of the first 6% of employee contributions. The matching contribution can increase to 150% of the first 6% of contributions, depending on the performance of the Company.

  The Accounting Standards Division of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 93-6, Employers' Accounting for Employee Stock Ownership Plans, in November 1993. As allowed by that statement, the Company has elected to continue its current practices, which are based on SOP 76-3 and subject to consensuses of the Emerging Issues Task Force of the Financial Accounting Standards Board. Dividends paid on ESOP shares are considered outstanding for earnings per share computations. Preferred ESOP shares which have not been allocated to participants' accounts are assumed to be outstanding based on the stated conversion ratio of one-for-one. Preferred ESOP shares which have been allocated to participants' accounts are included in the computation of earnings per share based on the weighted average market value of the Company's common stock relative to the $25 liquidation value of the preferred stock. The number of allocated preferred ESOP shares and common ESOP shares at November 30, 1996 was 410,515 and 127,494, respectively. 362,112 preferred shares and 10,150 common shares were held in suspense by the ESOPs at November 30, 1996. At November 30, 1996, the value of the shares allocated to participants was $11,410,956.

  The number of preferred shares in the RSP at November 30, 1996 and 1995 was 793,160 and 808,620, respectively, at a cost of $25 per share. The number of common shares in the RSP at November 30, 1996 and 1995 was 137,645 and 145,545, respectively, at an average cost of $18.22 and $21.09 per share. The dividend yield on the preferred stock is 7.75%, and the conversion rate is one share of preferred stock to one share of common stock. Each year, approximately 8% of the preferred stock held by the plan is allocated to participants' accounts. The Company has guaranteed the RSP loans as described in Note 7. A like amount entitled "Guaranteed Employees' Stock Ownership Plan (RSP) obligation" is recorded as a reduction of shareholders' equity. As the Company makes contributions to the RSP, these contributions, plus the dividends paid on the Company's preferred and common stock held by the RSP, are used to repay the loans. As the principal amounts of the loans are repaid, the "Guaranteed Employees' Stock Ownership Plan (RSP) obligation" in the equity and liability sections of the balance sheet is reduced accordingly. Company contributions in excess of dividends are allocated to interest and compensation expense on a basis proportional to the required debt service on RSP loans. Amounts allocated to interest expense were $715, $832, and $746, for 1996, 1995, and 1994, respectively.

  The table below sets forth the interest expense, the amounts contributed to the RSP (excluding preferred stock dividends), and the amount of dividends on preferred stock used for debt service by the RSP:

                                                            1996   1995   1994
                                                           ------ ------ ------
      Interest expense incurred by the Plan Trust(s) on
       RSP debt........................................... $1,075 $1,265 $1,367
      Company contributions to the RSP....................  2,541  2,300  1,719
      Dividends on preferred stock used for debt service
       by the RSP.........................................  1,543  1,580  1,617

18. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  The Company provides defined benefit postretirement health and life insurance benefits to most of its U.S. employees. Covered employees become eligible for these benefits at retirement, after meeting minimum age and service requirements. Effective December 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires that the costs of future benefits be accrued during an employee's active working career. The cost of providing these benefits was previously recognized as claims were incurred. The Company continues to fund benefits on a pay-as-you-go basis, with some retirees paying a portion of the costs.

  The Company recorded the discounted value of expected future benefits earned as of December 1, 1993 as a cumulative effect of accounting change. This one-time, noncash accounting change resulted in a charge to earnings of $13,416, or $1.72 per share. Due to the Company's net operating loss carry forward position (see Note 11), the Company established a valuation allowance to offset the deferred tax asset created by this charge to operations.

  The accumulated postretirement benefit obligation as of November 30, 1996 and 1995 consisted of unfunded obligations related to the following:

                                                                 1996     1995
                                                                -------  -------
      Retirees and dependents.................................. $ 8,220  $ 8,333
      Fully eligible active plan participants..................   1,088    1,114
      Other active plan participants...........................   7,742    5,631
                                                                -------  -------
        Total accumulated postretirement benefit obligation....  17,050   15,078
      Unrecognized net gain (loss).............................  (1,531)    (309)
                                                                -------  -------
      Accrued postretirement benefit cost......................  15,519   14,769
      Less current portion.....................................    (895)    (887)
                                                                -------  -------
                                                                $14,624  $13,882
                                                                =======  =======

  Net postretirement benefit cost for 1996 and 1995 includes the following components:

                                                                  1996   1995
                                                                 ------ ------
      Service cost.............................................. $  603 $  422
      Interest cost on accumulated postretirement benefit
       obligation...............................................  1,108  1,034
      Amortization (gain) loss..................................    --     (25)
                                                                 ------ ------
      Net postretirement benefit cost........................... $1,711 $1,431
                                                                 ====== ======

  The assumptions used to develop the net postretirement benefit expense and the present value of benefit obligations are as follows:

                                                                    1996   1995
                                                                    ----- ------
      Discount rate................................................ 7.00%  7.00%
      Health care cost trend rate for the next year................ 9.00% 10.00%

  The health care cost trend rate used to value the accumulated postretirement benefit obligation is assumed to decrease gradually to an ultimate rate of 5% in 2005. A 1% increase in this annual trend rate would increase the accumulated postretirement benefit obligation as of November 30, 1996 by approximately $2,454 and the combined service and interest components of the annual net post-retirement health care cost by approximately $295.

19. CONTINGENT LIABILITIES

  The Company is defending various claims and legal actions which are common to its operations. These legal actions primarily involve claims for damages arising out of the Company's manufacturing operations, including environmental actions, product liability matters, one allegation of patent infringement, and various contract and employment matters.

  Environmental Matters--Total amounts included in accrued expenses related to environmental matters were $878 and $872 at November 30, 1996 and 1995, respectively. The Company has been designated as a "potentially responsible party" (PRP), in conjunction with other parties, in four governmental actions associated with hazardous waste sites falling under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). Such actions seek recovery of certain clean-up costs. Dates on which the Company received notice as a PRP range from January 1988 to January 1992. The Company has attempted, where possible, to develop a reasonable estimate of the cost or range of costs which may accrue from these actions. Likewise, the Company has attempted, where possible, to assess the likelihood of an unfavorable outcome to the Company as a result of these actions. Legal counsel has been retained to assist the Company in making these determinations, and clean-up costs are accrued when an unfavorable outcome is determined to be probable and a reasonable estimate can be made.

  The Company is a "de minimis" party in one of the sites mentioned above. During 1996, the Company paid less than $3 in expenses for this matter.

  During 1995, the Company settled two actions with the Environmental Protection Agency (EPA). One matter the Company settled for $627 as part of a global settlement with other PRPs, and the Company recorded the liability in full at November 30, 1994. The Company is still awaiting court approval of the settlement before it can pay its portion. In the other action, the Company settled as a participating generator as part of a global settlement. The Company provided a letter of credit in the amount of $148 to cover its projected future costs. In 1996, this letter of credit was reduced to $43. This action is still pending with respect to EPA oversight costs and potential natural resource damages owed to the State of Indiana. Management believes that the letter of credit of $43 is adequate to cover any future cost relating to this matter.

  With respect to the fourth site, the Company has proven to the EPA that it should not be a responsible party, and should be dismissed from this action.

  The Company is also involved in one lawsuit with respect to environmental liabilities under an indemnity provision of a sale agreement concerning the sale of the die casting facility of a former subsidiary to a third party. The Company is negotiating with the other party to settle this matter to avoid litigation expenses.

  Product Liability and Other Matters--The Company is subject to various other legal actions arising out of the conduct of its business, including actions relating to product liability, one patent infringement claim, and claims for damages alleging violations of federal, state, or local statutes or ordinances dealing with civil rights, equal pay, and sex discrimination. Total amounts included in accrued expenses related to these actions were $382 and $156 at November 30, 1996 and 1995, respectively. In addition, during 1996, the Company settled various product liability and other matters, with aggregate settlement charges of approximately $875.

  In the opinion of the Company's management, amounts accrued for awards or assessments in connection with these matters at this time are adequate, and the ultimate resolution of environmental, product liability, and other legal matters will not have a material effect on the Company's consolidated financial position, results of operations, or cash flows. The Company is not able to estimate accurately the additional loss or range of loss that is reasonably possible, in addition to the amounts accrued. The Company reassesses these matters as new facts and cases are brought to management's attention.

  Subsequent to November 30, 1996, the Company received a jury verdict against it in the amount of $350 with respect to an equal pay act and sex discrimination claim. The Company believes the jury verdict award is contrary to the law and will appeal this award. Accordingly, an accrued expense has not been recorded for the $350.

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders and Directors, Tokheim Corporation:

  We have audited the accompanying consolidated balance sheets of Tokheim Corporation and Subsidiaries as of November 30, 1996 and 1995, and the related consolidated statements of earnings and retained earnings, and cash flows for each of the three years in the period ended November 30, 1996. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tokheim Corporation and Subsidiaries as of November 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1996, in conformity with generally accepted accounting principles.

  As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for inventories in 1996.

                                          Coopers & Lybrand L.L.P.

Fort Wayne, Indiana
January 24, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS OF THE REGISTRANT

  The information required by this Item is set forth on pages 1 through 4 in the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Pursuant to item 401 of Regulation S-K, the following information is presented herein in lieu of presenting such information in a definitive Proxy Statement to be filed as described under Part III.

  The names, ages, and positions of all of the executive officers of the Company are listed below, along with their business experience during the past five years. Officers are appointed annually by the Board of Directors at the meeting of Directors immediately following the Annual Meeting of Shareholders.

  There are no family relationships among any of the officers of the Company, nor any arrangement or understanding between any such officer and any other person pursuant to which he was elected as an officer.

   NAME, AGE, AND POSITION         BUSINESS EXPERIENCE DURING PAST 5 YEARS
   -----------------------         ---------------------------------------
DOUGLAS K. PINNER, 56          Joined Tokheim as President and Chief Executive
 Chairman of the Board,         Officer in 1992; elected Chairman and Chief Ex-
 President & Chief Executive    ecutive Officer in 1996. During the last five
 Officer                        years was also President and Chief Executive of
                                Slater Steels, Fort Wayne Specialty Alloys.
GERALD H. FRIELING, JR., 66    Elected Vice Chairman of the Board in 1996; dur-
 Vice Chairman of the Board     ing the last 5 years, also served as Chairman
                                and Chief Executive Officer of the Company.
JOHN A. NEGOVETICH, 51         Elected President, Tokheim North America in
 President, Tokheim North       1996; joined Tokheim as Vice President and
 America and Acting Chief Fi-   Chief Financial Officer in 1995; during the
 nancial Officer                last 5 years, also served as Vice President,
                                Finance, Chief Financial Officer and Director
                                of Ardco, Inc. and as Vice President, Finance,
                                Hawker Siddeley, Inc.
JACQUES ST.-DENIS, 39          Joined Tokheim in November 1993 as Manager of
 President and Directeur Gen-   Export Operations; subsequently promoted to
 eral of Tokheim Sofitam        Vice President, International, President
                                Tokheim International, and upon completion of
                                the Sofitam acquisition, President and
                                Director--Generale of Tokheim-Sofitam, and its
                                subsidiaries.
CONDELL B. ELLIS, 64           Elected Senior Vice President, North America
 Senior Vice President, North   Sales & Marketing in 1996; during the last 5
 America Sales & Marketing      years, also served as Vice President, Domestic
                                Sales; served as Vice President, Sales of
                                CANMAX; served in various executive sales offi-
                                cer positions of Tokheim Corporation; and
                                as Vice President, Sales, Wayne Division of
                                Dresser Industries, Inc.

   NAME, AGE, AND POSITION         BUSINESS EXPERIENCE DURING PAST 5 YEARS
   -----------------------         ---------------------------------------
TERRY M. FULMER, 53            Elected Senior Vice President, Global Manufac-
 Senior Vice President,         turing/
 Global                         Operations in 1996; during the last 5 years,
 Manufacturing/Operations       also served as Vice President, Global Manufac-
                                turing; Vice President, Corporate Operations
                                and Planning; Vice President, Corporate Plan-
                                ning; General Manager, Small Pumps Division;
                                and Manager of Manufacturing, Newbern Plant of
                                the Company.
ARTHUR C. PREWITT, 55          Elected Vice President, Technology and Venture
 Vice President, Technology     Development in 1995; during the last five
 and Venture Development        years, also served as Vice President, Technolo-
                                gy; Vice President, Corporate Engineering and
                                Marketing; and Vice President, Product Engi-
                                neering, of the Company; and as Manager, Tech-
                                nical Products of Gilbarco, Inc.
NORMAN L. ROELKE, 47           Elected Vice President, Secretary and General
 Vice President, Secretary      Counsel in 1995; during the last 5 years, also
 and General Counsel            served as Vice President and General Counsel
                                and as Corporate Counsel of the Company.
SCOTT A. SWOGGER, 44           Elected Vice President, Quality Systems in 1995;
 Vice President, Quality Sys-   during the last 5 years, also served as Direc-
 tems                           tor, Quality Assurance, of the Company; Corpo-
                                rate Quality Engineer and Senior Quality Engi-
                                neer of DePuy, Inc.; and as Senior Manager,
                                Quality Assurance of Tokheim Corporation.
JOHN M. TOMLINSON, 47(1)       During the last five years, served in the capac-
                                ity as a turnaround and international business
                                consultant. Previously, served in senior level
                                positions for Alliance Ceramic Products and
                                Genonex Corporation.

--------
(1) Mr. Tomlinson joined the Company in December 1996. It is the intention of the Board of Directors to elect him Vice President, Finance and Chief Financial Officer immediately following the Annual Meeting of Shareholders.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive (and certain other) officers, and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Directors, officers, and greater-than-10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of copies of such forms furnished to the Company, or written representations that no Form 5s were required, the Company believes that during fiscal year 1995, all Section 16(a) filing requirements applicable to its Directors, officers and greater-than-10% shareholders were held in compliance.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by this Item is set forth on pages 4 through 6 in the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this Item is set forth on pages 9 through 11 in the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item is set forth on pages 9 through 11 in the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  1. FINANCIAL STATEMENTS:

    Included as outlined in Item 8 of Part II of this Report:

     Consolidated Statement of Earnings and Retained Earnings for
      each of the three years in the period ended November 30, 1996..  Page 15
     Consolidated Statement of Cash Flows for each of the three years in the period ended November 30, 1996..........................  Page 16
     Consolidated Balance Sheet as of November 30, 1996, and 1995....  Page 17
     Notes to Consolidated Financial Statements......................  Page 19
     Independent Accountants Report..................................  Page 41

  2. SUPPLEMENTAL DATA AND FINANCIAL STATEMENT SCHEDULES:

    Included as outlined in Item 8 of Part II of this Report:

     Quarterly Financial Information (unaudited) in Note 13 to the
      Consolidated Financial Statements............................... Page 32

  3(a). EXHIBITS

      EXHIBIT
      NUMBER                           DESCRIPTION
      -------                          -----------
      2        Option Agreement, dated as of May 7, 1996, between the
               Registrant and Sofitam S.A. (incorporated by reference to
               the Registrant's Current Report on Form 8-K, File No. 001-
               6018, dated September 23, 1996).
      3.1      Restated Articles of Incorporation of the Registrant, as
               amended, as filed with the Indiana Secretary of State on
               February 5, 1997.
      3.2      Bylaws of the Registrant, as restated on July 12, 1995
               (incorporated by reference to the Registrant's Annual Re-
               port on Form 10-K/A, for the year ended November 30, 1995, filed November 20, 1996).
      4.1      Rights Agreement, dated as of January 22, 1997, between
               the Registrant and Harris Trust and Savings Bank, as
               Rights Agent (incorporated by reference to the Regis-
               trant's Current Report on Form 8-K, File No. 1-6018, dated
               February 6, 1997).
      4.2      Indenture, dated as of August 23, 1996, between the Regis-
               trant and Harris Trust and Savings Bank, as Trustee (in-
               corporated by reference to the Registrant's Current Report on Form 8-K, File No. 96-633231, dated September 23,
               1996).
      4.3      Credit Agreement, dated as of September 3, 1996, among the
               Registrant, certain subsidiaries of the Registrant (the
               "Borrowing Subsidiaries"), certain banks (the "Lenders")
               and NBD Bank, N.A. ("Agent") (incorporated by reference to the Registrant's Current Report on Form 8-K, File No. 96-
               633231, dated September 6, 1996).

     10.1      Tokheim Corporation 1992 Stock Incentive Plan, established
               December 15, 1992 (incorporated by reference to the Regis-
               trant's Registration Statement on Form S-8, File No.
               33-52167, dated February 4, 1994).
     10.2      Retirement Savings Plan for Employees of Tokheim Corpora-
               tion and Subsidiaries (incorporated by reference to Amend-
               ment No. 1 to the Registrant's Registration Statement on
               Form S-8, File No. 33-29710, dated August 1, 1989).
     10.3      Tokheim Corporation 1996 Key Management Incentive bonus
               Plan (incorporated by reference to the Registrant's Report on Form 10-Q/A, for the quarter ended February 29, 1996,
               filed November 20, 1996).
     10.4      Employment Agreement, dated December 17, 1996, between the
               Registrant and Douglas K. Pinner.
     10.5      Employment Agreement, dated December 17, 1996, between the
               Registrant and John A. Negovetich.
     10.6      Employment Agreement, dated December 17, 1996, between the
               Registrant and C.B. Ellis, Jr.
     10.7      Employment Agreement, dated December 17, 1996, between the
               Registrant and Terry M. Fulmer.
     10.8      Employment Agreement, dated December 17, 1996, between the
               Registrant and Arthur C. Prewitt.
     10.9      Employment Agreement, dated December 17, 1996, between the
               Registrant and Jacques St-Denis.
     10.10     Employment Agreement, dated January 1, 1997, between the
               Registrant and Norman L. Roelke.
     10.11     Employment Agreement, dated January 1, 1997, between the
               Registrant and Scott A. Swogger.
     10.12     Employment Agreement, dated December 17, 1996, between the
               Registrant and John M. Tomlinson.
     18        Preferability accounting letter from Coopers & Lybrand
               L.L.P. on the change to first-in, first-out (FIFO) from
               last-in, first-out (LIFO) for purposes of inventory calcu-
               lation.
     21        List of the Subsidiaries of the Registrant.
     23        Consent of Coopers & Lybrand L.L.P.
     27        Financial Data Schedule.

  (b) REPORTS ON FORM 8-K

    On September 23, 1996, the Company filed a Current Report on Form 8-K to report the Company's acquisition of Sofitam. The required financial statements and interim pro form information, which were unavailable at that time, were filed on November 20, 1996, on a subsequent Form 8-K/A.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Tokheim Corporation

                                                /s/ Douglas K. Pinner
                                          By: _________________________________
                                                    Douglas K. Pinner
                                            Chairman of the Board, President,
                                               Chief Executive Officer and
                                                         Director

February 28, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


     /s/ Douglas K. Pinner           Chairman of the Board,        February 28, 1997
____________________________________   President and Chief
         Douglas K. Pinner             Executive Officer and
                                       Director

     /s/ John A. Negovetich          President, Tokheim, North     February 28, 1997
____________________________________   America and Acting Chief
         John A. Negovetich            Financial Officer

  /s/ Gerald H. Frieling, Jr.        Vice Chairman of the Board    February 28, 1997
____________________________________   and Director
      Gerald H. Frieling, Jr.

    /s/ Walter S. Ainsworth          Director                      February 28, 1997
____________________________________
        Walter S. Ainsworth

    /s/ Robert M. Akin, III          Director                      February 28, 1997
____________________________________
        Robert M. Akin, III

       /s/ James K. Baker            Director                      February 28, 1997
____________________________________
           James K. Baker

     /s/ Bernard D. Cooper           Director                      February 28, 1997
____________________________________
         Bernard D. Cooper

     /s/ Richard W. Hansen           Director                      February 28, 1997
____________________________________
         Richard W. Hansen

  /s/ Dr. Winfred M. Phillips        Director                      February 28, 1997
____________________________________
      Dr. Winfred M. Phillips

       /s/ Ian M. Rolland            Director                      February 28, 1997
____________________________________
           Ian M. Rolland

                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER                           DESCRIPTION
     -------                          -----------                           ---
      2      Option Agreement, dated as of May 7, 1996, between the
             Registrant and Sofitam S.A. (incorporated by reference to
             the Registrant's Current Report on Form 8-K, File No. 001-
             6018, dated September 23, 1996).
      3.1    Restated Articles of Incorporation of the Registrant, as
             amended, as filed with the Indiana Secretary of State on
             February 5, 1997.
      3.2    Bylaws of the Registrant, as restated on July 12, 1995
             (incorporated by reference to the Registrant's Annual Report on Form 10-K/A, for the year ended November 30, 1995, filed
             November 20, 1996).
      4.1    Rights Agreement, dated as of January 22, 1997, between the
             Registrant and Harris Trust and Savings Bank, as Rights
             Agent (incorporated by reference to the Registrant's Current
             Report on Form 8-K, File No. 1-6018, dated February 6,
             1997).
      4.2    Indenture, dated as of August 23, 1996, between the
             Registrant and Harris Trust and Savings Bank, as Trustee
             (incorporated by reference to the Registrant's Current
             Report on Form 8-K, File No. 96-633231, dated September 23,
             1996).
      4.3    Credit Agreement, dated as of September 3, 1996, among the
             Registrant, certain subsidiaries of the Registrant (the
             "Borrowing Subsidiaries"), certain banks (the "Lenders") and
             NBD Bank, N.A. ("Agent") (incorporated by reference to the
             Registrant's Current Report on Form 8-K, File No. 96-633231,
             dated September 6, 1996).
     10.1    Tokheim Corporation 1992 Stock Incentive Plan, established
             December 15, 1992 (incorporated by reference to the
             Registrant's Registration Statement on Form S-8, File No.
             33-52167, dated February 4, 1994).
     10.2    Retirement Savings Plan for Employees of Tokheim Corporation
             and Subsidiaries (incorporated by reference to Amendment No.
             1 to the Registrant's Registration Statement on Form S-8,
             File No. 33-29710, dated August 1, 1989).
     10.3    Tokheim Corporation 1996 Key Management Incentive bonus Plan
             (incorporated by reference to the Registrant's Report on
             Form 10-Q/A, for the quarter ended February 29, 1996, filed
             November 20, 1996).
     10.4    Employment Agreement, dated December 17, 1996, between the
             Registrant and Douglas K. Pinner.
     10.5    Employment Agreement, dated December 17, 1996, between the
             Registrant and John A. Negovetich.
     10.6    Employment Agreement, dated December 17, 1996, between the
             Registrant and C.B. Ellis, Jr.
     10.7    Employment Agreement, dated December 17, 1996, between the
             Registrant and Terry M. Fulmer.
     10.8    Employment Agreement, dated December 17, 1996, between the
             Registrant and Arthur C. Prewitt.
     10.9    Employment Agreement, dated December 17, 1996, between the
             Registrant and Jacques St-Denis.
     10.10   Employment Agreement, dated January 1, 1997, between the
             Registrant and Norman L. Roelke.
     10.11   Employment Agreement, dated January 1, 1997, between the
             Registrant and Scott A. Swogger.

     EXHIBIT
     NUMBER                          DESCRIPTION
     -------                         -----------                          ---
     10.12   Employment Agreement, dated December 17, 1996, between the
             Registrant and John M. Tomlinson.
     11      Statement re: Computation of Per Share Earnings.
     18      Preferability accounting letter from Coopers & Lybrand
             L.L.P. on the change to first-in, first-out (FIFO) from
             last-in, first-out (LIFO) for purposes of inventory
             calculation.
     21      List of the Subsidiaries of the Registrant.
     23      Consent of Coopers & Lybrand L.L.P.
     27      Financial Data Schedule.