Form 10-Q
period 1997-02-28
TOKHEIM CORP
filed 1997-04-15
CIK 98559

April 14, 1997



Securities & Exchange Commission
Division of Corporate Finance
500 North Capitol Street
Washington, D.C.  20549

Gentlemen:

Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, enclosed is Tokheim's Form 10-Q for the period ended February 28, 1997.

Sincerely,

TOKHEIM CORPORATION



JOHN W. PIFER
Corporate Director, Accounting & Control

enclosure

pc:  New York Stock Exchange
       Division of Stock List
     Louis Pach - Coopers & Lybrand

                                  FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended           February 28, 1997
                                         -----------------

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
Yes  X    No
    ---      ---
As of February 28, 1997, 7,972,224 shares of voting common stock were outstanding.

In addition, 793,160 shares of convertible preferred stock were held by the Retirement Savings Plan for Employees of Tokheim Corporation and Subsidiaries.

The exhibit index is located on page 7.

                       PART I.  FINANCIAL INFORMATION

                             TOKHEIM CORPORATION


ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(AMOUNTS IN THOUSANDS EXCEPT AMOUNTS PER SHARE)

                                                 Unaudited
                                             Three Months Ended
                                         February 28,   February 29,
                                             1997           1996
                                          --------------------------
NET SALES...............................		 $92,024       $49,548
Cost of sales, exclusive of items
 listed below...........................		  70,391        37,805
Selling, general, and administrative
 expenses...............................	 	 15,903        10,382
Depreciation and amortization...........	    1,928         1,070
Merger and acquisition costs and other
  unusual items.........................      ----           600

OPERATING PROFIT (LOSS)                      3,802          (309)

Interest expense, net.................. 	    3,740           748
Foreign currency gains.................		     (119)         (290)
Minority interest......................        (43)         ----
Other (income) expense, net............        (69)            1

Earnings (loss) before income taxes.....		     293          (768)
Income taxes............................		     167          (155)

NET EARNINGS (LOSS).....................		$    126       $  (613)

Preferred stock dividends...............		$    383 	     $    389
Net loss applicable to common stock.....  $   (257)  	   $ (1,002)

Primary loss per common share...........		$  (0.03)  	   $  (0.13)
  Weighted average shares outstanding..     	7,980 	        7,937



NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results of the interim periods presented. This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements included in Form 10-K for the fiscal year ending November 30, 1996, filed by the Company with the Securities and Exchange Commission on February 28,1997. The results of the operations for the three months ended February 29, 1997 are not necessarily indicative of the results to be expected for the full year or any other interim period.
Amounts for interim periods are unaudited. Amounts for the year ended November 30, 1996 were derived from audited financial statements included in the 1996 Annual Report to Stockholders.

Certain prior year amounts in these financial statements have been reclassified to conform with current year presentation.

Prior year quarter amounts have been restated for a change in inventory valuation from the last-in, first-out method to the first-in, first-out method. In addition the three months ended February 28, 1997 includes the operations of the newly acquired subsidiaries (Sofitam). For further discussions with regard to these matters, see the Company's 1996
Annual Report to Stockholders.

Fully diluted loss per share is considered to be the same as primary loss per share, since the effect of certain potentially dilutive securities would be antidilutive.

Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" is effective for the year ending November 30, 1997. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In the opinion of management, this statement is not expected to materially impact the Company's financial position or results of operations.

SFAS No. 123, "Accounting for Stock-Based Compensation", is effective for the year ending November 30, 1997. This statement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on a fair value method of accounting. Companies that choose not to adopt the new expense recognition rules of SFAS No. 123 will continue to apply the existing accounting rules of Accounting Principles Board Opinion (APBO) No. 25, but will be required to provide pro forma disclosure of the compensation expense determined under the fair value provisions of SFAS No. 123, if material. APBO No. 25 requires that there be no recognition of compensation expense for the stock-based compensation arrangements provided by the Company, where the exercise price is equal to or greater than the market price at the date of grant. The Company expects to continue to follow the accounting provisions of APBO No. 25 for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 123, if material.

SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", SFAS No. 128, "Earnings Per Share", and SFAS No. 129,"Disclosure of Information about Capital Structure", are effective for the year ending November 30, 1998. In the opinion of management, SFAS No. 125 and 129 will not have a material impact on the Company's financial position or results of operations. Management has not yet determined the impact that SFAS No. 128 will have on the presentation of the Company's results of operations.

American Institute of Certified Public Accountants Statement of Position No. 96-1, "Environmental Remediation Liabilities," is effective for the year ending November 30, 1998. Management has not yet determined the impact that adoption of this statement will have on the Company's financial position or results of operations, but does not anticipate that material liabilities will need to be recorded in addition to those already provided for under the provisions of generally accepted accounting principles as prescribed by SFAS No. 5, "Accounting for Contingencies".

See financial statements and accompanying notes in the Company's 1996 Annual Report.

CONSOLIDATED CONDENSED BALANCE SHEET
(IN THOUSANDS)

                                                (Unaudited)
                                                February 28,     November 30,
                                                    1997             1996
                                                ------------    -------------
ASSETS
Current assets:
Cash and cash equivalents.....................  	$  6,414 	        $  9,814
Receivables, net..............................  		 79,777            94,402
Inventories:
   Raw materials and supplies.................	    31,011 	          30,689
   Work in process............................		   32,071            33,080
   Finished goods.............................		   12,576            11,145

                                               	   75,658            74,914

Prepaid expenses..............................		    6,238             5,056

Total current assets..........................    168,087           184,186
Property, plant, and equipment, net...........		   39,233            41,010
Other tangible assets.........................	     3,107             3,836
Goodwill, net.................................     58,360            62,692
Other non-current assets and deferred charges,
  net.........................................     18,004            18,137

Total assets..................................		 $286,791          $309,861


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt..........	 	$  3,044          $  4,447
Notes payable, banks..........................   	  5,603             7,168
Cash overdraft................................     12,822             9,733
Accounts payable..............................	  	 44,531            53,593
Accrued expenses..............................		   48,023            53,618

Total current liabilities.....................		  114,023           128,559
Senior subordinated notes.....................    100,000           100,000
Long-term debt, less current maturities....... 	   21,617            22,402
Guaranteed Employees' Stock Ownership
   Plan obligation............................		   11,143            11,995
Postretirement benefit liability..............		   15,994            16,051
Minimum pension liability.....................	    	3,248             3,248
Other long-term liabilities...................		      290               342
Deferred income taxes.........................		      509               524
Minority interest.............................        882               925

                                               	  267,706           284,046

Redeemable convertible preferred stock........		   24,000 	          24,000
Guaranteed Employees' Stock Ownership
   Plan obligation............................    (11,143)	         (11,692)
Treasury stock, at cost.......................		   (4,222)	          (4,171)

	                                           	       8,635             8,137

Common stock..................................		   19,465 	          19,452
Guaranteed Employees' Stock Ownership
   Plan obligation............................		    ---- 	             (303)
Minimum pension liability.....................		   (3,248)           (3,248)
Foreign currency translation adjustments......		  (14,557)           (7,271)
Retained earnings.............................		    8,982 	           9,240

			                                                10,642 	          17,870
Less treasury stock, at cost..................		     (192)	            (192)

                                               	   10,450            17,678

Total liabilities and stockholders' equity....	 	$286,791 	        $309,861

CONSOLIDATED CONDENSED
STATEMENT OF CASH FLOWS
(IN THOUSANDS)

                                                             (Unaudited)
                                             		           Three Months Ended
                                                      -------------------------
                                                      February 28,  February 29,
                                                         1997          1996
                                                       ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)...............................   	 $    126    	 $   (613)
Adjustments to reconcile net earnings (loss) to
  cash provided from (used in) operations:
    Depreciation and amortization.................     		 1,928       	 1,070
    (Gain) loss on sale of property, plant, and
      equipment...................................      	     4 	         (27)
    Deferred income taxes.........................		         14          	(55)
    Changes in assets and liabilities:
		    Receivables, net............................		      9,306 	      12,692
		    Inventories.................................	     	(4,311)	      (2,855)
		    Prepaid expenses............................	      (1,444)      	   262
		    Accounts payable............................		     (5,931) 	     (4,170)
		    Accrued expenses............................		     (3,074)       (3,614)
		    U.S. and foreign income taxes...............		         32          (177)
		    Other.......................................		       (532)       (1,567)

Net cash provided from (used in) operations....... 	     (3,883)	         946

CASH FLOWS FROM INVESTING AND OTHER ACTIVITIES:
Plant and equipment additions.....................		     (1,539)	        (787)
Proceeds from sale of property, plant, and
   equipment......................................	         214  	        850

Net cash provided from (used in) investing and
   other activities...............................		     (1,325)     	     63

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in term debt..................	      (1,211)          230
Increase (decrease) notes payable, banks..........	        (887)          848
Increase cash overdraft...........................        3,944           917
Proceeds from issuance of common stock............           13          ---
Treasury stock, net...............................		        (51)	        (139)
Preferred stock dividends.........................         (383)         (389)

Net cash provided by financing activities.........	       1,426  	      1,467

EFFECT OF TRANSLATION ADJUSTMENT ON CASH..........          382           (24)

CASH AND CASH EQUIVALENTS:
Increase (decrease) in cash.......................		     (3,400)     	  2,452
Beginning of year.................................		      9,814      	  5,462

End of period.....................................		    $ 6,414      	$ 7,914

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales for the first quarter of 1997 reflected an 85.7% increase over those recorded in the same quarter in the prior year with international sales totaling $47,981,000 and domestic demand remaining strong. International sales totaled 52% of revenue. The proportion of international sales would even be greater if export sales were included.

SALES: Consolidated sales for the fiscal 1997 first quarter were $92,024,000 versus sales of $49,548,000 reported in the comparable period in 1996. The improvement in sales is attributable principally to the acceptance of new products by the domestic marketplace and the acquisition of Sofitam.

EARNINGS: Consolidated profit in the fiscal 1997 first quarter was $126,000, or $0.01 per share on a primary basis, compared to a net loss of $613,000, or $0.10 per share, reported in the previous year's first quarter. After payment of preferred dividends, on a fully diluted basis, the net loss was $0.03 per share compared to a net loss of $0.13 per share in the prior year. On a fully diluted basis, the net loss was $247,000 versus $1,002,000 in the prior year.

COSTS AND EXPENSES: Gross margin excluding depreciation during the first quarter was 23.5% compared to 23.7% in the fiscal 1996 first quarter. The small decrease in gross margin was due primarily to product mix.

Selling, general, and administrative expenses decreased to 17.3% as a percent of sales from 20.9% in the similar period one year ago. The company started a cost containment program in the fourth quarter of 1996 to reduce personnel headcount. In addition, the Sofitam acquisition substantially increased revenue during the quarter as compared to the prior year.

Net interest expense for the fiscal 1997 first quarter was $3,740,000 versus $748,000 reported in the first quarter of 1996. This increase in interest expense was due to the placement of senior subordinated debt in the third quarter in 1996. During 1996, the company issued $100,000,000 of senior subordinated notes to finance the acquisition of Sofitam. The interest for the first quarter 1997 is net of $500,000 of interest income accrued as estimated tax claims.

Depreciation and amortization increased $1,928,000 in the first quarter of 1997 from $1,070,000 in the first quarter of 1996. The increase was due to additional depreciation on assets acquired as part of the Sofitam acquisition. In addition, as part of the Sofitam acquisition, the company recorded goodwill and depreciation and amortization expense includes the amortization of goodwill as part of this expense. The decrease in goodwill in the balance sheet is primarily due to translation adjustments caused by the declining value of European currencies, primariliy the French Franc.

The Company expects to incur approximately $2,100,000 of restructuring charges related to the consolidation of former Tokheim subsidiaries. These amounts will be charged to expense as employee groups are notified. There were no such notifications in the first quarater of 1997.

Foreign currency gain for the first quarter was $119,000 versus a gain of $290,000 in the prior year. The decrease in the amount of gain versus the prior year was due to the strengthening of the U.S. dollar versus the European basket of currencies and, in particular, as against the French Franc.

The Company recorded minority interest income of $43,000 in the first quarter of 1997. The company acquired entitites as part of the Sofitam acquisition that have minority ownership.

Income taxes for the quarter were $167,000 versus a gain of $155,000 in the first quarter of 1996. The increase in income tax expense was due to foreign taxes being accrued in the Sofitam companies that recorded taxable income during the first quarter of 1997.

OTHER: Cash used in operations for the first quarter of 1997 was $3,883,000 versus cash provided from operations of $946,000 in the first quarter of 1996. The major cause of the usage of cash was due to a decrease in accounts payable of $5,931,000 and accrued expenses of $3,074,000 and an increase in inventories of $4,311,000. The negative cash flow changes were due to the seasonal nature of domestic shipments and the effect of cold weather in Europe. The first quarter traditionally is the lowest level of domestic shipments as compared to the fourth quarter which is the strongest. As such, there is decrease in payables and accrued expenses which relate back to the strong activity in the fourth quarter of 1996.

Funds used in investing activities relate to capital expenditures of $1,539,000 during the quarter as compared to $787,000 in the prior year. Funds generated from investing activities principally came from proceeds on the sale of property, plant, and equipment.

Cash flows from investing activities showed a reduction of long term debt of $1,211 and decrease in notes payable, banks of $887,000. The Company saw an increase of cash overdraft in the quarter of $3,944,000 due to the inclusion of the Sofitam acquisition.

DIVIDENDS:  No cash dividends on common stock were declared during the period.

OTHER DEVELOPMENTS: The Company incurred a foreign translation loss during the quarter of $7,286,000 which was charged against Foreign Currency translation adjustments. This was due to the decline of the French Franc against the U.S. dollar on long term intercompany assets. It should be noted that the Company's bank covenants exclude foreign currency gains or losses in the calculation of bank covenants. The company was in compliance with the required financial ratios to remain in compliance with all bank covenants during the first quarter of 1997.

In conjunction with the Sofitam acquisition, the Company expects to incur the following commitments: the Company will spend $9,800,000 million to close redundant Sofitam operations in Europe. This expenditure will be charged against the acquisition accruals. The Company will also spend $6,300,000 for capital assets to expand the Normandy, France, plant, and upgrade information systems. Finally, the Company anticipates incurring expenses of $2.1 million against operating income to close certain existing operations. None of the commitments have been incurred as of the first quarter of 1997 and remain outstanding and will effect the results of operations in future periods.

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



                                     	          TOKHEIM CORPORATION
                                          -------------------------------



Date: April 14, 1997                    /s/   	 DOUGLAS K. PINNER
      ---------------                     --------------------------------
                                         	 Chairman, President and
                                             Chief Executive Officer


Date: April 14, 1997                   /s/	     JOHN M. TOMLINSON
      ---------------                     --------------------------------
                                         	 Vice-President

                     TOKHEIM CORPORATION AND SUBSIDIARIES
                      EXHIBIT (11) - EARNINGS PER SHARE
                            FOR THE QUARTERS ENDED
                    FEBRUARY 28, 1997 AND FEBRUARY 29, 1996


Primary earnings per share are based on the weighted average number of shares outstanding during each year and the assumed exercise of dilutive employees' stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock.

The following table presents information necessary to calculate earnings per share for the quarters ended February 28, 1997 and February 29, 1996:

                                                PRIMARY
                                           ------------------
                                             1997      1996
                                           ------------------
Shares outstanding (in thousands):
  Weighted average outstanding..........   		7,938    	7,937
  Share equivalents.....................		      42   	   ---

  Adjusted outstanding..................		   7,980 	   7,937

Net earnings (loss).....................	    $ 126  	$  (613)
Preferred stock dividends...............	     (383)     (389)

Loss applicable to common stock.........		   $(257)  $(1,002)

Net loss per common share...............		  $(0.03)   $(0.13)

For financial reporting purposes, the loss per share, assuming full dilution, is considered to be the same as primary since the effect of the common stock equivalents would be antidilutive.

                                             FULLY DILUTED
                                           ------------------
                                             1997      1996
                                           ------------------
Shares outstanding (in thousands):
  Weighted average outstanding..........		  7,938   	  7,937
  Share equivalents.....................		     45         53
  Weighted conversion of preferred
    stock...............................    1,863    	 1,707

  Adjusted outstanding..................		  9,846    	 9,697

Net earnings (loss).....................		 $  126  	 $  (613)
Incremental RSP expense.................  	  (383)	     (389)

Loss applicable to common stock.........	 	$ (257)   $(1,002)

Net loss per common share...............	 	$(0.03) 	 $ (0.10)