Form 10-K405/A
period 1996-11-30
TOKHEIM CORP
filed 1997-06-27
CIK 98559

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    For fiscal year ended November 30, 1996

                         COMMISSION FILE NUMBER 1-6018

                              TOKHEIM CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                                     35-0712500
                INDIANA                      (I.R.S. EMPLOYER I.D. NO.)
       (STATE OF INCORPORATION)

   10501 CORPORATE DR., P.O. BOX 360                    46801
          FORT WAYNE, INDIANA                        (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

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

        DOCUMENT                                              FORM 10-K/A
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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     1. FINANCIAL STATEMENTS:
       Included as outlined in Item 8 of Part II of this Report:
       Consolidated Statement of Earnings and Retained Earnings for
        each of the three years in the period ended November 30, 1996..  Page 15
       Consolidated Statement of Cash Flows for each of the three years in the period ended November 30, 1996..........................  Page 16
       Consolidated Balance Sheet as of November 30, 1996, and 1995....  Page 17
       Notes to Consolidated Financial Statements......................  Page 19
       Independent Accountants Report..................................  Page 41
     2. SUPPLEMENTAL DATA AND FINANCIAL STATEMENT SCHEDULES:
       Included as outlined in Item 8 of Part II of this Report:
       Quarterly Financial Information (unaudited) in Note 13 to the
        Consolidated Financial Statements..............................  Page 32

    3(A). EXHIBITS

      EXHIBIT
      NUMBER                           DESCRIPTION
      -------                          -----------
      2        Option Agreement, dated as of May 7, 1996, between the
               Registrant and Sofitam S.A. (incorporated by reference to
               the Registrant's Current Report on Form 8-K, File No. 001-
               6018, dated September 23, 1996).
      3.1      Restated Articles of Incorporation of the Registrant, as
               amended, as filed with the Indiana Secretary of State on
               February 5, 1997 (incorporated by reference to the Regis-
               trant's Annual Report on Form 10-K, for the year ended No-
               vember 30, 1996, filed February 28, 1997).
      3.2      Bylaws of the Registrant, as restated on July 12, 1995
               (incorporated by reference to the Registrant's Annual Re-
               port on Form 10-K/A, for the year ended November 30, 1995, filed November 20, 1996).
      4.1      Rights Agreement, dated as of January 22, 1997, between
               the Registrant and Harris Trust and Savings Bank, as
               Rights Agent (incorporated by reference to the Regis-
               trant's Current Report on Form 8-K, File No. 1-6018, dated
               February 6, 1997).
      4.2      Indenture dated as of August 23, 1996, between the Regis-
               trant and Harris Trust and Savings Bank, as Trustee (in-
               corporated by reference to the Registrant's Current Report on Form 8-K, File No. 96-633231, dated September 23,
               1996).
      4.3      Credit Agreement dated as of September 3, 1996, among the
               Registrant, certain subsidiaries of the Registrant (the
               "Borrowing Subsidiaries"), certain banks (the "Lenders")
               and NBD Bank, N.A. ("Agent") (incorporated by reference to the Registrant's Current Report on Form 8-K, File No. 96-
               63323, dated September 6, 1996).
     10.1      Tokheim Corporation 1992 Stock Incentive Plan, established
               December 15, 1992 (incorporated by reference to the Regis-
               trant's Registration Statement on Form S-8, File No.
               33-52167, dated February 4, 1994).

      EXHIBIT
      NUMBER                           DESCRIPTION
      -------                          -----------
     10.2      Retirement Savings Plan for Employees of Tokheim Corpora-
               tion and Subsidiaries (incorporated by reference to Amend-
               ment No. 1 to the Registrant's Registration Statement on
               Form S-8, File No. 33-29710, dated August 1, 1989).
     10.3      Tokheim Corporation 1996 Key Management Incentive Bonus
               Plan (incorporated by reference to the Registrant's Report on Form 10-Q/A, for the quarter ended February 29, 1996,
               filed November 20, 1996).
     10.4      Employment Agreement, dated December 17, 1996, between the
               Registrant and Douglas K. Pinner (incorporated by refer-
               ence to the Registrant's Annual Report on Form 10-K, for
               the year ended November 30, 1996, filed February 28,
               1997).
     10.5      Employment Agreement, dated December 17, 1996, between the
               Registrant and John A. Negovetich (incorporated by refer-
               ence to the Registrant's Annual Report on Form 10-K, for
               the year ended November 30, 1996, filed February 28,
               1997).
     10.6      Employment Agreement, dated April 1, 1996, between the
               Registrant and C.B. Ellis, Jr. (incorporated by reference
               to the Registrant's Report on Form 10-Q/A, for the quarter ended May 31, 1996, filed November 20, 1996).
     10.7      Employment Agreement, dated September 22, 1995, between
               the Registrant and Terry M. Fulmer (incorporated by refer-
               ence to the Registrant's Report on Form 10-Q/A, for the
               quarter ended May 31, 1996, filed November 20, 1996).
     10.8      Employment Agreement, dated September 25, 1996, between
               the Registrant and Arthur C. Prewitt (incorporated by ref-
               erence to the Registrant's Registration Statement on Form
               S-4, File No. 33-316503, dated November 20, 1996).
     10.9      Employment Agreement, dated December 17, 1996, between the
               Registrant and Jacques St- Denis (incorporated by refer-
               ence to the Registrant's Annual Report on Form 10-K, for
               the year ended November 30, 1996, filed February 28,
               1997).
     10.10     Employment Agreement, dated January 1, 1997, between the
               Registrant and Norman L. Roelke (incorporated by reference to the Registrant's Annual Report on Form 10-K, for the
               year ended November 30, 1996, filed February 28, 1997).
     10.11     Employment Agreement, dated January 1, 1997, between the
               Registrant and Scott A. Swogger (incorporated by reference to the Registrant's Annual Report on Form 10-K, for the
               year ended November 30, 1996, filed February 28, 1997).
     10.12     Employment Agreement, dated December 17, 1996, between the
               Registrant and John M. Tomlinson (incorporated by refer-
               ence to the Registrant's Annual Report on Form 10-K, for
               the year ended November 30, 1996, filed February 28,
               1997).
     18        Preferability accounting letter from Coopers & Lybrand
               L.L.P. on the change to first-in, first-out (FIFO) from
               last-in, first-out (LIFO) for purposes of inventory calcu-
               lation (incorporated by reference to the Registrant's An-
               nual Report on Form 10-K, for the year ended November 30,
               1996, filed February 28, 1997).
     21        List of Subsidiaries of the Registrant (incorporated by
               reference to the Registrant's Annual Report on Form 10-K,
               for the year ended November 30, 1996, filed February 28,
               1997).
     23        Consent of Coopers & Lybrand L.L.P. (incorporated by ref-
               erence to the Registrant's Annual Report on Form 10-K, for the year ended November 30, 1996, filed February 28,
               1997).
     27        Financial Data Schedule (incorporated by reference to the
               Registrant's Annual Report on Form 10-K, for the year
               ended November 30, 1996, filed February 28, 1997).

  (B) REPORTS ON FORM 8-K

  On September 23, 1996, the Company filed a Current Report on Form 8-K to report the Company's acquisition of Sofitam. The required financial statements and interim pro forma information, which were unavailable at that time, were filed on November 20, 1996, on a subsequent Form 8-K/A.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS AMENDMENT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Tokheim Corporation

                                                /s/ Douglas K. Pinner
                                          By: _________________________________
                                                    Douglas K. Pinner
                                            Chairman of the Board, President,
                                               Chief Executive Officer and
                                                         Director

June 17, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS AMENDMENT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


     /s/ Douglas K. Pinner           Chairman of the Board,          June 17, 1997
____________________________________   President and Chief
         Douglas K. Pinner             Executive Officer and
                                       Director

     /s/ John M. Tomlinson           Vice President and Chief        June 17, 1997
____________________________________   Financial Officer
         John M. Tomlinson

  /s/ Gerald H. Frieling, Jr.        Vice Chairman of the Board      June 17, 1997
____________________________________   and Director
      Gerald H. Frieling, Jr.

    /s/ Walter S. Ainsworth          Director                        June 17, 1997
____________________________________
        Walter S. Ainsworth

    /s/ Robert M. Akin, III          Director                        June 17, 1997
____________________________________
        Robert M. Akin, III

       /s/ James K. Baker            Director                        June 17, 1997
____________________________________
           James K. Baker

     /s/ Bernard D. Cooper           Director                        June 17, 1997
____________________________________
         Bernard D. Cooper

     /s/ Richard W. Hansen           Director                        June 17, 1997
____________________________________
         Richard W. Hansen

  /s/ Dr. Winfred M. Phillips        Director                        June 17, 1997
____________________________________
      Dr. Winfred M. Phillips

       /s/ Ian M. Rolland            Director                        June 17, 1997
____________________________________
           Ian M. Rolland