Form 10-Q
period 1997-05-31
TOKHEIM CORP
filed 1997-07-14
CIK 98559

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


(Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1997

Commission File Number 1-6018

                  TOKHEIM CORPORATION
(Exact name of registrant as specified in its charter)

    INDIANA                                 35-0712500
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)           Identification No.)

10501 CORPORATE DR., FORT WAYNE, IN               46845
(Address of principal executive offices)        (Zip Code)

(Registrant's telephone number including area code)(219) 470-4600

                          NOT APPLICABLE
(Former name, former address, and former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No ___

As of May 31, 1997, 7,988,644 shares of voting common stock were outstanding.

In addition, 781,172 shares of convertible preferred stock were held by the Retirement Savings Plan for Employees of Tokheim Corporation and Subsidiaries.

The exhibit index is located on page 10.

PART I.  FINANCIAL INFORMATION
                           TOKHEIM CORPORATION


ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(AMOUNTS IN THOUSANDS EXCEPT AMOUNTS PER SHARE)


                                                             Unaudited
                                        Three Months Ended              Six Months Ended
                                        May 31,        May 31,        May 31,          May 31,
                                         1997           1996            1997            1996
                                      ------------  --------------  -------------   -------------

NET SALES                           $      95,857 $        57,620 $      187,881  $       107,167

Cost of sales, exclusive of
   items listed below                      70,379          43,546        140,771           81,350
Selling, general,
   administrative expenses                 16,985          10,536         32,888           20,951
Depreciation and amortization               2,452           1,067          4,380            2,137
Merger and acquisition costs
   and other unusual items                    478           1,545            478            2,145
                                      ------------  --------------  -------------   --------------

              Operating Profit              5,563             926          9,364              584
                                      ------------  --------------  -------------   --------------

Interest expense, net                       4,455             718          8,195            1,466
Foreign currency gains                       (57)              40          (177)            (250)
Minority Interest                             124              --             81               --
Other (income) expense, net                 (132)              33          (200)                1
                                      ------------  --------------  -------------   --------------
Earnings (loss) before
   income taxes                             1,173             135          1,465            (633)

Income taxes                                 (37)           (351)            130            (506)
                                      ------------  --------------  -------------   --------------

             Net Earnings (loss)    $       1,210 $           486 $        1,335  $         (127)
                                      ============  ==============  =============   ==============

Preferred stock dividends           $         375 $           385 $          758  $           774
Net earnings (loss)
   applicable to common stock       $         835 $           101 $          577  $         (901)
Primary earnings (loss)
   per common share                 $        0.10 $          0.01 $         0.07  $        (0.11)
                                      ============  ==============  =============   ==============
Weighted average shares
   outstanding                              8,021           8,009          8,005            7,938
Fully diluted earnings
   (loss) per common share          $        0.08 $          0.01 $         0.06  $        (0.11)
                                      ============  ==============  =============   ==============
Weighted average shares
   outstanding                              9,851           9,681          9,839            7,938



CONSOLIDATED CONDENSED BALANCE SHEET                           Unaudited
(AMOUNTS IN THOUSANDS)                                           May 31,         November 30,
ASSETS                                                             1997              1996
                                                               -------------   -----------------
Current assets:
Cash and cash equivalents                                    $        9,036     $         9,814
Receivables, net                                                     74,278              94,402
Inventories:
   Raw materials and supplies                                        30,598              30,689
   Work in process                                                   31,044              33,080
   Finished goods                                                    11,311              11,145
                                                               -------------      --------------
                                                                     72,953              74,914
Prepaid expenses                                                      6,248               5,056
                                                               -------------      --------------
Total current assets                                                162,515             184,186
Property, plant, and equipment, net                                  39,109              41,010
Other tangible assets                                                 3,505               3,836
Goodwill, net                                                        57,722              62,692
Other non-current assets and deferred charges, net                   16,571              18,137
                                                               -------------      --------------
Total assets                                                 $      279,422     $       309,861
                                                               =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt                         $        1,962     $         4,447
Notes payable, banks                                                    100               7,168
Cash overdraft                                                       11,188               9,733
Accounts payable                                                     49,304              53,593
Accrued expenses                                                     47,202              53,618
                                                               -------------      --------------
Total current liabilities                                           109,756             128,559
Senior subordinated notes                                           100,000             100,000
Long-term debt                                                       19,301              22,402
Guaranteed Employees' Stock Ownership Plan obligation                10,583              11,995
Postretirement benefit liability                                     15,221              16,051
Minimum pension liability                                             3,248               3,248
Other long-term liabilities                                             332                 342
Deferred income taxes                                                   515                 524
Minority Interest                                                     1,007                 925
                                                               -------------      --------------
                                                                    259,963             284,046
                                                               -------------      --------------
Redeemable convertible preferred stock                               24,000              24,000
Guaranteed Employees' Stock Ownership Plan obligation              (10,583)            (11,692)
Treasury stock, at cost                                             (4,470)             (4,171)
                                                               -------------      --------------
                                                                      8,947               8,137
                                                               -------------      --------------
Common stock                                                         19,738              19,452
Guaranteed Employees' Stock Ownership Plan obligation                    --               (303)
Minimum pension liability                                           (3,248)             (3,248)
Foreign currency translation adjustments                           (15,603)             (7,271)
Retained earnings                                                     9,817               9,240
                                                               -------------      --------------
                                                                     10,704              17,870
Less treasury stock, at cost                                          (192)               (192)
                                                               -------------      --------------
                                                                     10,512              17,678
                                                               -------------      --------------
Total liabilities and stockholders' equity                   $      279,422     $       309,861
                                                               =============      ==============


CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Amounts in Thousands)
                                                                          Unaudited
                                                                      Six Months Ended
                                                                   May 31,        May 31,
                                                                     1997           1996
                                                                     ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                             $        1,335 $        (127)
Adjustments to reconcile net earnings (loss)
  to cash provided from (used in) operations:
    Depreciation and amortization                                        4,380          2,137
    Gain on sale of property, plant, and equipment                        (77)           (65)
    Deferred income taxes                                                   22           (55)
    Changes in assets and liabilities:
        Receivables, net                                                14,585          7,289
        Inventories                                                    (1,755)        (4,267)
        Prepaid expenses                                               (1,475)            639
        Accounts payable                                                 (877)          1,277
        Accrued expenses                                               (4,073)        (2,604)
        U.S. and foreign income taxes                                      521          (663)
        Other                                                            (869)        (6,444)
                                                                  -------------  -------------
Net cash provided from (used in) operations                             11,717        (2,883)
                                                                  -------------  -------------

CASH FLOWS FROM INVESTING AND OTHER ACTIVITIES:
Plant and equipment additions                                          (3,375)        (1,986)
Proceeds from sale of property, plant, and equipment                       379            977
                                                                  -------------  -------------
Net cash used in investing and other activities                        (2,996)        (1,009)
                                                                  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in term debt                                       (4,548)          3,295
Increase (decrease) notes payable, banks                               (6,327)            725
Increase (decrease) cash overdraft                                       2,332          1,322
Proceeds from issuance of common stock                                     286             --
Treasury stock, net                                                      (300)          (310)
Preferred stock dividends                                                (758)          (774)
                                                                  -------------  -------------
Net cash provided from (used in) financing activities                  (9,315)          4,258
                                                                  -------------  -------------

EFFECT OF TRANSLATION ADJUSTMENT ON CASH                                 (184)            (5)

CASH AND CASH EQUIVALENTS:
Increase (decrease) in cash                                              (778)            361
Beginning of year                                                        9,814          5,462
                                                                  -------------  -------------

End of period                                                   $        9,036 $        5,823
                                                                  =============  =============


NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The interim financial statements are unaudited and reflect all adjustments(consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results of the interim periods presented. This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements included in Form 10-K for the fiscal year ending November 30, 1996, filed by the Company with the Securities and Exchange Commission on February 28,1997. The results of the operations for the three month and six month periods ended May 31, 1997 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Amounts for interim periods are unaudited. Amounts for the year ended November 30, 1996 were derived from audited financial statements included in the 1996 Annual Report to Stockholders.

Certain prior year amounts in these financial statements have been reclassified to conform with current year presentation.

Prior year quarter amounts have been restated for a change in inventory valuation from the last-in, first-out method to the first-in, first-out method. In addition the three month and six month periods ended May 31, 1997 includes the operations of the newly acquired subsidiaries (Sofitam). For further discussions with regard to these matters, see the Company's 1996 Annual Report to Stockholders.

Fully diluted loss per share for the six month period ended May 31, 1996 is considered to be the same as primary loss per share, since the effect of certain potentially dilutive securities would be antidilutive.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

SALES: Sales for the second quarter reflected a 66% increase over those recorded in the same quarter in the prior year with international sales totaling $50,429,000 and domestic demand remaining strong. International sales totaled 52% of revenue. The proportion of international sales would even be greater if export sales were included.

Consolidated sales for the fiscal 1997 second quarter were $95,857,000 versus sales of $57,620,000 reported in the comparable period in 1996. The improvement in sales is attributable to the acceptance of new products by the domestic marketplace and the September 6, 1996 Sofitam acquisition.

For the first six months of 1997, consolidated sales were $187,881,000 versus $107,167,000 in the prior year.

EARNINGS: Consolidated profit in the 1997 second quarter was $1,210,000 or $0.10 per share on a primary basis, compared to a net profit of $486,000 or $0.01 per share, reported in the previous year's first quarter. On a fully diluted basis, the second quarter earnings per common share was $0.08, compared to $0.01 per share in the year ago period.

Year to date for six months, consolidated profit was $1,335,000 or $0.07 per share on a primary basis, compared to a net loss of $127,000 or $0.11 per share on a primary basis. On a fully diluted basis the six month period earnings per common share was $0.06 per share compared to a loss of $0.11 per share in the year ago period.

COSTS AND EXPENSES: Gross margin excluding depreciation during the second quarter was 26.6% compared to 24.4% in the fiscal 1996 second quarter. Year to date gross margin excluding depreciation was 25.1% compared to 24.1% in the first six months of the prior year. The increase in gross margin was due primarily to a change in product mix and aggressive cost containment efforts.

Selling, general, and administrative expenses decreased to 17.7% as a percent of sales for the second quarter compared to 18.3% for the comparable quarter last year. For the first six months of the year, selling, general, and administrative expenses decreased to 17.5% from 19.5% in the first six months of the prior year. The Company started a cost containment program in the fourth quarter of 1996 to reduce personnel headcount. In addition the Sofitam acquisition substantially increased revenue during the quarter as compared to the prior year. The Company has implemented a program of improved efficiency and reduced headcount during the current quarter. This headcount reduction translated into a reduced actuarial valuation for the postretirement liability for the quarter.

Net interest expense for the fiscal 1997 second quarter was $4,455,000 versus $718,000 in the second quarter of 1996. Year to date interest expense was $8,195,000 for the first six months of 1997 versus $1,466,000 for the first six months of 1996. This increase was due to the Company issuing $100,000,000 of senior subordinated notes in the third quarter of 1996 to finance the acquisition of Sofitam.

Depreciation and amortization increased to $2,452,000 in the second quarter of 1997 from $1,067,000 in the second quarter of 1996. Year to date depreciation and amortization expense is $4,380,000 compared to $2,137,000 in the first six months of 1996. The increase was due to depreciation on assets acquired as part of the Sofitam acquisition. In addition as part of the acquisition, the Company's recorded depreciation expense includes the amortization of goodwill as part of this expense. The decrease in goodwill in the balance sheet is primarily due to translation adjustments caused by the declining value of European currencies, primarily the French Franc.

The Company expects to incur approximately $2,100,000 of restructuring charges related to the consolidation of certain existing Tokheim companies into the newly acquired Sofitam. These amounts will be charged to expense as employee groups are notified. The Company expects to incur up to $900,000 of restructuring charges to occur in the third quarter.

Foreign currency gain for the second quarter was $57,000 versus a loss of $47,000 in the second quarter of 1996. The Company incurred a gain on the prepayment of interest from Sofitam. The amount owed to Sofitam is in French Francs and as the French Franc depreciated against the U.S. dollar in the second quarter, less dollars are needed to repay the prepayment of interest. Year to date foreign currency gain is $177,000 compared to a gain of $250,000 in the first six months of 1996.

The Company recorded minority interest of $124,000 and $81,000 in the three month and six month periods ended May 31, 1997, respectively. The Company acquired certain companies as part of the Sofitam acquisition that have minority interest.

Income taxes for the second quarter was a benefit of $37,000 compared to a benefit of $351,000 in the prior year. The benefit in the quarter was due to an adjustment of the accrual originally recorded in the first quarter of 1997. Year to date income taxes was an expense of $130,000 versus a benefit of $507,000 in the prior year. The increase in income taxes was due to foreign taxes being accrued for the Sofitam companies that recorded taxable income in the first six months of 1997.

OTHER: Cash provided from operations was $11,717,000 in the first six months of 1997 versus a use of $2,883,000 in the first six months of 1996. The major difference is due to the decrease in receivables of $14,585,000 year to date versus a decrease of $7,289,000 in the first six months of 1996. The Company recorded decreases in receivables both domestically and in the Sofitam operation.

Cash flows used in investing activities relate to capital expenditures of $3,375,000 for the first six months of 1997 compared to $1,986,000 in the first six months of 1996. The increase in 1997 versus 1996 is due to the consolidation of administrative centers in France into an operations center in Tremblay near Charles DeGaulle airport.

Cash flows from investing activities showed a $10,875,000 decrease in term debt and notes payable, banks combined during the first six months of 1997 versus an increase of $4,020,000 in the first six months of 1996.

DIVIDENDS: No cash dividends on common stock were paid or declared during the quarter.

OTHER DEVELOPMENTS: The Company incurred a foreign translation loss during the quarter of $1,046,000, which is accounted for as a separate component of stockholders' equity. This loss was due to the decline of the French Franc against the U.S. dollar on long term intercompany assets. It should be noted that the Company's bank covenants exclude foreign currency gains or losses in the calculation of bank covenants. The Company was in compliance with the required financial ratios to remain in compliance with all bank covenants during the second quarter of 1997.

In conjunction with the Sofitam acquisition, the Company expects to spend $9,800,000 to close redundant Sofitam operations in Europe, of which $1,119,000 has been spent during the first six months of 1997. These expenditures have been and will continue to be charged against the acquisition accruals originally created as part of the acquisition of Sofitam. The Company will also spend $6,300,000 for capital assets to expand the Normandy, France plant and upgrade information systems. In addition, the Company has committed to an information systems upgrade at one of its North American Subsidiaries. This commitment will incur cost of approximately $1,000,000 over the next several months. Finally, the Company anticipates incurring expenses of $2.1 million against operating income to close certain existing operations. None of the commitments have been incurred as of the second quarter of 1997 and remain outstanding and will effect the results of operations in future periods.

During the quarter the Company entered into an Interest Rate Collar between the Company and certain financial institutions allowing the company to sell French francs to this group of financial institutions. The amount of this contract totals approximately $14,145,000 decreasing by $2,360,000 every six months on August 1, and February 1,. The collar is tied to the French franc exchange rate with a floor of 6.0 French francs to one U.S. dollar and a ceiling of 5.25 French francs to one U.S. dollar. If at any time during the three year contract the French franc is greater then 6.0 French francs to one U.S. dollar then the financial institution is obligated to pay the Company the difference between the actual rate at that time and 6.0 French francs to one U.S. dollar. Conversely if at any time during the three year contract the French franc is less then 5.25 French francs to one U.S. dollar then the Company is obligated to pay the financial institution the difference between the actual rate at that time and 5.25 French francs to one U.S. dollar. The obligation for either party only exists if the French franc exchange rate is outside the above specified range on the interest payment dates of August 1, and February 1,. The amount of risk is limited to the difference in the range multiplied by the contractual obligation of $2,360,000 in any given six month period.

ITEM 6.  EXHIBITS

(a)   Exhibits:

         (11) Details supporting the computation of primary and fully diluted earnings per share.

                               SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TOKHEIM CORPORATION


                                   -------------------------------


Date: July 14, 1997                /s/ DOUGLAS K. PINNER
                                   --------------------------------
                                   Douglas K. Pinner
                                   Chairman, President and
                                   Chief Executive Officer


Date: July 14, 1997                /s/ JOHN M. TOMLINSON
                                   --------------------------------
                                   John M. Tomlinson
                                   Vice-President and
                                   Chief Financial Officer

                  Tokheim Corporation and Subsidiaries
                    Exhibit (11) - Earnings Per share
                For the three month and six month periods
                   ended May 31, 1997 and May 31, 1996

Primary earnings per share are based on the weighted average number of shares outstanding during each year and the assumed exercise of dilutive employees' stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock.

The following table presents information necessary to calculate earnings per share for the three month and six month periods ended May 31, 1997 and May 31, 1996


                                                                             Primary
                                                -----------------------------------------------------------------------------
                                                       Three Months Ended                         Six Months Ended
                                                -----------------------------------     -------------------------------------
                                                       May 31,           May 31,              May 31,             May 31,
                                                        1997              1996                  1997               1996
                                                     ------------      ------------     -----------------      --------------
       Shares outstanding (in thousands):
          Weighted average outstanding                     7,977             7,938                 7,964               7,938
          Share equivalents                                   44                71                    41                --
                                                     ------------      ------------     -----------------      --------------
          Adjusted outstanding                             8,021             8,009                 8,005               7,938
                                                     ============      ============     =================      ==============

       Net earnings (loss)                         $       1,210     $         486        $        1,335     $         (127)
       Preferred stock dividends                           (375)             (385)                 (758)               (774)
                                                     ------------  ----------------     -----------------   -----------------
       Loss applicable to common stock             $         835     $         101        $          577     $         (901)
                                                     ============  ================     =================   =================

       Net earnings (loss) per common share        $        0.10     $        0.01        $         0.07     $        (0.11)
                                                     ============  ================     =================   =================


For financial reporting purposes, the loss per share, assuming full dilution, is considered to be the same as primary since the effect of the common stock equivalents would be antidilutive.


                                                                                 Fully Diluted
                                                   ----------------------------------------------------------------------------
                                                         Three Months Ended                         Six Months Ended
                                                   ----------------------------------     -------------------------------------
                                                         May 31,           May 31,              May 31,             May 31,
                                                          1997              1996                  1997               1996
                                                       ------------      ------------     -----------------      --------------
       Shares outstanding (in thousands):
          Weighted average outstanding                       7,977             7,938                 7,964               7,938
          Share equivalents                                     66                71                    66                  63
          Weighted conversion of preferred stock             1,808             1,672                 1,809               1,714
                                                       ------------      ------------         -------------      --------------
          Adjusted outstanding                               9,851             9,681                 9,839               9,715
                                                       ============      ============         =============      ==============

       Net earnings (loss)                           $       1,210     $         486        $        1,335     $         (127)
       Incremental RSP expense                               (375)             (385)                 (758)               (774)
                                                       ------------  ----------------     -----------------   -----------------
       Loss applicable to common stock               $         835     $         101        $          577     $         (901)
                                                       ============  ================     =================   =================

       Net loss per common share                     $        0.08     $        0.01        $         0.06     $        (0.09)
                                                       ============  ================     =================   =================
