Form 10-Q
period 1997-08-31
TOKHEIM CORP
filed 1997-10-15
CIK 98559

FORM 10-Q
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended August 31, 1997

                      Commission File Number 1-6018


                           TOKHEIM CORPORATION
   ------------------------------------------------------------------
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


   (Registrant's telephone number including area code): (219) 470-4600


                              NOT APPLICABLE
     ---------------------------------------------------------------
     (Former name, former address, and former fiscal year if changed since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes    X     No
          ------     -----

      As of August 31, 1997, 8,146,121 shares of voting common stock were outstanding.

      In addition, 777,811 shares of convertible preferred stock were held by the Retirement Savings Plan for Employees of Tokheim Corporation and Subsidiaries.

      The exhibit index is located on page 8.



PART I.  FINANCIAL INFORMATION TOKHEIM CORPORATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
(AMOUNTS IN THOUSANDS EXCEPT AMOUNTS PER SHARE)

                                                           Unaudited
                                   ----------------------------------------------------
                                     Three Months Ended          Nine Months Ended
                                   August 31,    August 31,    August 31,    August 31,
                                      1997          1996          1997          1996
                                   ----------    ----------    ----------    ----------
NET SALES                          $  91,781     $  59,044     $ 279,662     $ 166,212

Cost of sales, exclusive of
   items listed below                 68,667        45,222       209,438       126,573
Selling, general, and
   administrative expenses            15,426         9,996        48,315        30,904
Depreciation and amortization          2,497           989         6,877         3,126
Merger and acquisition costs
   and other unusual items               348         1,311           826         3,456
                                   ---------     ---------     ---------     ---------

      OPERATING PROFIT                 4,843         1,526        14,206         2,153
                                   ---------     ---------     ---------     ---------

Interest expense, net                  4,248           838        12,443         2,304
Foreign currency (gains) losses         (138)           39          (315)         (211)
Minority interest                        119          --             200          --
Other expense, net                       293           420            92           464
                                   ---------     ---------     ---------     ---------
Earnings (loss) before
   income taxes                          321           229         1,786          (404)

Income taxes                             169           266           299          (240)
                                   ---------     ---------     ---------     ---------

    NET EARNINGS (LOSS)            $     152     $     (37)    $   1,487     $    (164)
                                   =========     =========     =========     =========

Preferred stock dividends          $     378     $     385     $   1,136     $   1,159
Net earnings (loss)
   applicable to common stock      $    (226)    $    (422)    $     351     $  (1,323)
Primary earnings (loss)
   per common share                $   (0.03)    $   (0.05)    $    0.04     $   (0.17)
                                   =========     =========     =========     =========
Weighted average shares
   outstanding                         8,085         7,939         8,017         7,938
Fully diluted earnings
   (loss) per common share         $   (0.03)    $   (0.05)    $    0.04     $   (0.17)
                                   =========     =========     =========     =========
Weighted average shares
   outstanding                         8,085         7,939         9,348         7,938




CONSOLIDATED CONDENSED BALANCE SHEET
(AMOUNTS IN THOUSANDS)
                                               Unaudited
                                               ---------
                                               August 31,     November 30,
                                                  1997           1996
                                               ----------     ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                      $   5,868      $   9,814
Receivables, net                                  69,377         94,402
Inventories:
   Raw materials and supplies                     27,382         30,689
   Work in process                                27,491         33,080
   Finished goods                                  9,862         11,145
                                               ---------      ---------
                                                  64,735         74,914
Prepaid expenses                                   5,966          5,056
                                               ---------      ---------
Total current assets                             145,946        184,186
Property, plant, and equipment, net               38,510         41,010
Other tangible assets                              3,505          3,836
Goodwill, net                                     56,901         62,692
Other non-current assets and deferred
   charges, net                                   16,593         18,137
                                               ---------      ---------
Total assets                                   $ 261,455      $ 309,861
                                               =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt           $   1,389      $   4,447
Notes payable, banks                                 573          7,168
Cash overdraft                                    11,387          9,733
Accounts payable                                  42,199         53,593
Accrued expenses                                  42,811         53,618
                                               ---------      ---------
Total current liabilities                         98,359        128,559
Senior subordinated notes                        100,000        100,000
Long-term debt                                    16,980         22,402
Guaranteed Employees' Stock Ownership
   Plan obligation                                10,012         11,995
Postretirement benefit liability                  14,969         16,051
Minimum pension liability                          3,248          3,248
Other long-term liabilities                          339            342
Deferred income taxes                                499            524
Minority interest                                  1,126            925
                                               ---------      ---------
                                                 245,532        284,046
                                               ---------      ---------
Redeemable convertible preferred stock            24,000         24,000
Guaranteed Employees' Stock Ownership
   Plan obligation                               (10,012)       (11,692)
Treasury stock, at cost                           (4,555)        (4,171)
                                               ---------      ---------
                                                   9,433          8,137
                                               ---------      ---------
Common stock                                      20,871         19,452
Guaranteed Employees' Stock Ownership
   Plan obligation                                  --             (303)
Minimum pension liability                         (3,248)        (3,248)
Foreign currency translation adjustments         (20,532)        (7,271)
Retained earnings                                  9,591          9,240
                                               ---------      ---------
                                                   6,682         17,870
Less treasury stock, at cost                        (192)          (192)
                                               ---------      ---------
                                                   6,490         17,678
                                               ---------      ---------
Total liabilities and stockholders' equity     $ 261,455      $ 309,861
                                               =========      =========





CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(AMOUNTS IN THOUSANDS)

                                                           Unaudited
                                                           ---------
                                                       Nine Months Ended
                                                       -----------------
                                                   August 31,    August 31,
                                                      1997          1996
                                                   ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                $   1,487     $    (244)
Adjustments to reconcile net earnings (loss)
  to cash provided from (used in) operations:
    Depreciation and amortization                      6,877         3,126
    Gain on sale of property, plant, and
      equipment                                          (88)          (70)
    Deferred income taxes                                 22            35
    Changes in assets and liabilities:
        Receivables, net                              16,861         6,648
        Inventories                                    4,755        (3,489)
        Prepaid expenses                              (1,339)          766
        Accounts payable                              (6,530)         (301)
        Accrued expenses                              (8,760)       (1,682)
        U.S. and foreign income taxes                    528          (788)
        Other                                         (1,967)       (5,125)
                                                   ---------     ---------
Net cash provided from (used in) operations           11,846        (1,124)
                                                   ---------     ---------

CASH FLOWS FROM INVESTING AND OTHER ACTIVITIES:
Restricted cash held in escrow                          --         (96,401)
Plant and equipment additions                         (5,507)       (1,887)
Proceeds from sale of property, plant,
   and equipment                                         369         1,007
                                                   ---------     ---------
Net cash used in investing and other activities       (5,138)      (97,281)
                                                   ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in term debt                      (6,967)      103,071
Increase (decrease) notes payable, banks              (5,509)          848
Increase (decrease) cash overdraft                     2,901           257
Proceeds from issuance of common stock                 1,419          --
Treasury stock, net                                     (384)         (334)
Minority shareholder's dividends                         (70)         --
Preferred stock dividends                             (1,136)       (1,159)
                                                   ---------     ---------
Net cash provided from (used in) financing
   activities                                         (9,746)      102,683
                                                   ---------     ---------

EFFECT OF TRANSLATION ADJUSTMENT ON CASH                (908)          (13)

CASH AND CASH EQUIVALENTS:
Increase (decrease) in cash                           (3,946)        4,265
Beginning of year                                      9,814         5,462
                                                   ---------     ---------

End of period                                      $   5,868     $   9,727
                                                   =========     =========




NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

      The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results of the interim periods presented. This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements included in Form 10-K for the fiscal year ended November 30, 1996 filed by the Company with the Securities and Exchange Commission on February 28, 1997. The results of operations for the three month and nine month periods ended August 31, 1997 are not necessarily indicative of the results to be expected for the full year or any other interim period.

      Amounts for interim periods are unaudited. Amounts for the year ended November 30, 1996 were derived from audited financial statements included in the 1996 Annual Report to Stockholders.

      Certain prior year amounts in these financial statements have been reclassified to conform with current year presentation.

      Prior year quarter amounts have been restated for a change in inventory valuation from the last-in, first-out method to the first-in, first-out method. In addition the three month and nine month periods ended August 31, 1997 include the operations of the newly acquired Sofitam subsidiaries. For further discussions with regard to these matters, see the Company's 1996 Annual Report to Stockholders.

      Fully diluted loss per share for the three month periods ended August 31, 1997 and 1996 and the nine month period ended August 31, 1996 is considered to be the same as primary loss per share, since the effect of certain potentially dilutive securities would be antidilutive.

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

      SFAS No. 123, "Accounting for Stock-Based Compensation," is effective for the year ending November 30, 1997. This statement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on a fair value method of accounting. Companies that choose not to adopt the new expense recognition rules of SFAS No. 123 will continue to apply the existing accounting rules of Accounting Principles Board Opinion (APBO) No. 25, but will be required to provide pro forma disclosure of the compensation expense determined under the fair value provisions of SFAS No. 123 if material. APBO No. 25 requires that there be no recognition of compensation expense for the stock-based compensation arrangements provided by the Company when the exercise price is equal to or greater than the market price at the date of grant. The Company expects to continue to follow the accounting provisions of APBO No. 25 for stock-based compensation and to furnish the pro forma disclosures required under SFAS No. 123.

      SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," SFAS No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure," are effective for the year ending November 30, 1998. In the opinion of management, SFAS No. 125 and 129 will not have a material impact on the Company's financial position or results of operations. Management has not yet determined the impact that SFAS No. 128 will have on the presentation of the Company's results of operations.

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

      SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," are effective for the year ending November 30, 1999. Management has not yet determined the impact that these statements will have on the Company's financial position or results of operations.

      See financial statements and accompanying notes in the Company's 1996 Annual Report.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      (Amounts in thousands except amounts per share)

      SALES: Consolidated net sales for the fiscal 1997 third quarter were $91,781 versus net sales of $59,044 reported in the comparable period in 1996. For the first nine months of 1997, consolidated sales were $279,662 versus $166,212 in the prior year. Sales for the third quarter reflected a 55% and a 68% increase for the three month and nine month periods, respectively, over those recorded in the comparable period in the prior year. A comparison of sales made in 1997 versus 1996 by those entities that have been part of Tokheim since prior to the acquisition of Sofitam is not meaningful given that certain of these sales are now made through Sofitam entities.

      International and North American export sales for the three month and nine month periods ended August 31, 1997 totaled $58,334 and $180,359, respectively, with North American sales remaining consistent with prior year. International and North American export sales totaled 64% of revenue for the quarter and year to date, up considerably from the prior year's 42% quarterly and 38% year to date ratios. This increase in terms of dollars and percentage of total sales is attributable to the September 6, 1996 Sofitam acquisition and the acquisition's marketing synergies, which have provided the Company with opportunities for pan-European and pan-African supply agreements with major oil companies and hypermarkets.

      EARNINGS: Consolidated net earnings in the 1997 third quarter were $152 or $0.03 per share loss on a primary basis after preferred stock dividends compared to a net loss of $37 or $0.05 per share loss after preferred stock dividends reported in the previous year's third quarter. The fully diluted net earnings per common share, after preferred stock dividends in the 1997 quarter, was equal to a loss of $0.03 per share compared to a loss of $0.05 per share reported in the year ago period.

      For the nine month period ended August 31, 1997, consolidated net earnings were $1,487 or $0.04 per share on a primary basis after preferred stock dividends compared to a net loss of $164 or $0.17 per share on a primary basis after preferred stock dividends in the year ago period. The fully diluted net earnings per common share, after preferred stock dividends in the 1997 nine month period, was equal to earnings of $0.04 per share compared to a loss of $0.17 per share reported in the year ago period.

      Fully diluted loss per share for the three month periods ended August 31, 1997 and 1996 and the nine month period ended August 31, 1996 is considered to be the same as primary loss per share, since the effect of certain potentially dilutive securities would be antidilutive.

      COSTS AND EXPENSES: Gross margin, excluding depreciation, during the third quarter was 25.2% compared to 23.4% in the fiscal 1996 third quarter. Current year to date gross margin, excluding depreciation, was 25.1% compared to 23.8% in the first nine months of the prior year. This improvement was attributable to both the domestic and international business due in part to a more favorable product mix. Additionally, the Company is benefiting from programs to improve the domestic manufacturing efficiency and the progress made in rationalizing the international manufacturing facilities.

      Selling, general, and administrative expenses decreased to 16.8% as a percent of sales for the third quarter compared to 16.9% for the comparable quarter last year. For the first nine months of the year, selling, general, and administrative expenses decreased to 17.3% from 18.6% in the first nine months of the prior year. The Company has implemented a program of improved efficiency and reduced headcount during the current fiscal year. This headcount reduction translated into a reduced valuation for the postretirement liability in the current quarter and year to date. The benefits of these measures and the continued implementation of the Sofitam consolidation plan are creating a positive impact by reducing selling, general, and administrative costs. In addition the Sofitam acquisition substantially increased revenue during the three month and nine month periods ended August 31, 1997 as compared to the prior year.

      Net interest expense for the fiscal 1997 third quarter was $4,248 versus $838 in the third quarter of 1996. Year to date interest expense was $12,443 for the first nine months of 1997 versus $2,304 for the first nine months of 1996. This increase was due to the Company issuing $100,000 of senior subordinated notes at the end of 1996 third quarter to finance the acquisition of Sofitam.

      Depreciation and amortization increased to $2,497 in the third quarter of 1997 from $989 in the third quarter of 1996. The current year to date depreciation and amortization expense is $6,877 compared to $3,126 in the first nine months of 1996. The increase was due to depreciation on assets acquired as part of the Sofitam acquisition. In addition, as part of the acquisition, the Company's recorded depreciation and amortization expense includes the amortization of goodwill. The decrease in goodwill on the balance sheet is principally due to translation adjustments caused by the declining value of European currencies, primarily the French Franc.

      The Company incurred merger and acquisition costs and other unusual items of $348 and $826 in the three months and nine months ended August 31, 1997. These amounts relate to restructuring charges associated with certain previously existing Tokheim companies related to implementation of the Sofitam consolidation plan. The Company expects to incur approximately $1,300 of addition expenses in future periods. These amounts will be charged to expense as employee groups are notified and costs are incurred. The Company expects to incur approximately $500 of restructuring charges in the fourth quarter of 1997.

      Foreign currency gains for the 1997 third quarter were $138 versus losses of $39 in the third quarter of 1996. The current year to date foreign currency gains were $315 compared to gains of $211 in the first nine months of 1996. These increases from comparable year ago periods are the result of a $530 gain recorded during the current quarter on the sale of an foreign currency option agreement, as described below, offset by losses of $392 and $215 in the three and nine month periods ended August 31, 1997. These losses primarily relate to United States dollar denominated transactions, entered into by our foreign subsidiaries during a period of time in which their functional currencies have suffered a weakening against the United States dollar.

      During the second quarter of 1997 the Company entered into a foreign currency option between the Company and a financial institution allowing the Company to sell French Francs to this financial institution. The amount of this contract totaled approximately $14,154,000 over a three year period. During the third quarter the Company opted to sell the agreement back to the financial institution as reported above.

      The Company recorded minority interest of $119 and $200 in the three month and nine month periods ended August 31, 1997, respectively. The Company acquired certain companies as part of the Sofitam acquisition that have minority interest.

      Income taxes for the 1997 third quarter were an expense of $169 compared to an expense of $266 in the prior year. The current year to date income taxes were an expense of $299 versus a benefit of $240 in the prior year. The increase in income taxes was due to foreign taxes being accrued for the foreign subsidiaries that recorded taxable income in the first nine months of 1997.

      OTHER: Cash provided from operations was $11,846 in the first nine months of 1997 versus a use of $1,124 in the first nine months of 1996. This increase was primarily achieved through improved earnings and reductions in receivables and inventory levels mitigated somewhat by reductions in payables and accruals. The improved cash flow provided from the changes in receivables and inventory levels were brought about by management's continued efforts to increase the efficiency of the two merged businesses and effectively utilize the combined working capital available.

      Cash flows used in investing activities relate to capital expenditures of $5,507 for the first nine months of 1997 compared to $1,887 in the first nine months of 1996. The increase in 1997 versus 1996 is due to the consolidation of administrative centers in France into a single operations center in Tremblay located near Charles DeGaulle airport.

      Cash flows from financing activities showed a $12,476 decrease in term debt and notes payable, banks, combined during the first nine months of 1997 versus an increase of $103,919 in the first nine months of 1996. The 1996 increase in debt represents the issuance of $100,000 of Senior Subordinated Notes to finance the acquisition of Sofitam.

      DIVIDENDS: No cash dividends on common stock were paid or declared during the quarter.

      OTHER DEVELOPMENTS: The Company incurred a foreign currency translation loss during the quarter of $4,929 which is accounted for as a separate component of stockholders' equity. This loss was due to the decline of the French Franc against the U.S. dollar on long term intercompany assets. At August 31, 1997 the Company was in compliance with all required bank covenants.

      In conjunction with the Sofitam acquisition, the Company expects to spend $9,800 to close redundant Sofitam operations in Europe, of which $2,848 has been spent during the first nine months of 1997. These expenditures have been and will continue to be charged against the acquisition accruals originally created as part of the acquisition of Sofitam. The Company will also spend up to $6,300 for capital assets to expand the Normandy, France plant and upgrade information systems. Additionally, the Company anticipates incurring expenses totaling $1,800 against operating income to finalize the Sofitam consolidation plan involving restructuring and closure of certain existing operations. For the nine month period ended August 31, 1997 $826 of the original commitment has been incurred. This topic is more fully disclosed in Form 10-K for the fiscal year ending November 30, 1996 filed by the Company with the Securities and Exchange Commission on February 28, 1997.

      The Company has committed to an information systems upgrade at one of its North American Subsidiaries. This commitment will incur cost of approximately $2,000 over the next several months. These expenses are being recognized as an operating lease.

      In response to strong growth in sales and continued demand for service support in Mexico, the Company has initiated incorporation proceedings in that country. The new subsidiary, "Tokheim de Mexico, S.A. de C.V." will incorporate sales and service and will be closely coordinated with an existing country wide distribution network.


ITEM 6.  EXHIBITS

      (a)  Exhibits:

      (11) Details supporting the computation of primary and fully diluted earnings per share.




                                SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 15, 1997                   DOUGLAS K. PINNER

                                          /s/ Douglas K. Pinner
                                          -----------------------------
                                          Chairman, President and Chief
                                          Executive Officer


Date: October 15, 1997                    JOHN A. NEGOVETICH

                                          /s/ John A. Negovetich
                                          ----------------------------
                                          President North America and
                                          Chief Financial Officer





                   TOKHEIM CORPORATION AND SUBSIDIARIES
                     Exhibit 11 - Earnings Per Share
                For the three month and nine month periods
                ended August 31, 1997 and August 31, 1996

      Primary earnings per share are based on the weighted average number of shares outstanding during each year and the assumed exercise of dilutive employees' stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock.

      The following table presents information necessary to calculate earnings per share for the three month and nine month periods ended August 31, 1997 and August 31, 1996:

                                                           Primary
                                       ------------------------------------------------
                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                       ----------------------    ----------------------
                                       August 31    August 31    August 31    August 31
                                         1997          1996         1997         1996
                                       ---------    ---------    ---------    ---------
Shares outstanding (in thousands):
   Weighted average outstanding          8,032        7,939        7,988        7,938
   Share equivalents                        53         --             29         --
                                       -------      -------      -------      -------
   Adjusted outstanding                  8,085        7,939        8,017        7,938
                                       =======      =======      =======      =======

Net earnings (loss)                    $   152      $   (37)     $ 1,487      $  (164)
Preferred stock dividends                 (378)        (385)      (1,136)      (1,159)
                                       -------      -------      -------      -------
Loss applicable to common stock        $  (226)     $  (422)     $   351      $(1,323
                                       =======      =======      =======      =======

Net earnings (loss) per
   common share                        $ (0.03)     $ (0.05)     $  0.04      $ (0.17)
                                       =======      =======      =======      =======


Fully diluted loss per share for the three month periods ended August 31, 1997 and 1996 and the nine month period ended August 31, 1996 is considered to be the same as primary loss per share, since the effect of certain potentially dilutive securities would be antidilutive.

                                                        FULLY DILUTED
                                       ------------------------------------------------
                                         THREE MONTHS ENDED        NINE MONTHS ENDED
                                       -----------------------   ----------------------
                                       August 31     August 31   August 31    August 31
                                          1997         1996         1997         1996
                                       ---------     ---------   ---------    ---------
Shares outstanding (in thousands):
   Weighted average outstanding          8,032        7,939        7,988        7,938
   Share equivalents                        71           63           71           63
   Weighted conversion of
       preferred stock                   1,500        1,705        1,289        1,711
                                       -------      -------      -------      -------
   Adjusted outstanding                  9,603        9,707        9,348        9,712
                                       =======      =======      =======      =======

Net earnings (loss)                    $   152      $   (37)     $ 1,487      $  (164)
Incremental RSP expense                   (378)        (385)      (1,136)      (1,159)
                                       -------      -------      -------      -------
Loss applicable to common stock        $  (226)     $  (422)     $   351      $(1,323)
                                       =======      =======      =======      =======

Net loss per common share              $ (0.02)     $ (0.04)     $  0.04      $ (0.14)
                                       =======      =======      =======      =======