Form 10-K
period 1997-11-30
TOKHEIM CORP
filed 1998-02-13
CIK 98559

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

                    FOR FISCAL YEAR ENDED NOVEMBER 30, 1997

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of February 4, 1998, 8,295,523 shares of voting common stock were outstanding. The aggregate market value of shares held by non-affiliates was $153.9 million (based on the closing price of these shares on the New York Stock Exchange on such date).

                      DOCUMENTS INCORPORATED BY REFERENCE

        DOCUMENT                                                FORM 10-K
        --------                                          ---------------------
      Proxy Statement.................................... Part III, Items 10-13

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              TOKHEIM CORPORATION

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I

Item 1. Business..........................................................   3
Item 2. Properties........................................................   7
Item 3. Legal Proceedings.................................................   7
Item 4. Submission of Matters to a Vote of Security Holders...............   7

                                    PART II

Item 5. Market For The Registrant's Common Equity and Related Shareholder
 Matters..................................................................   8
Item 6. Selected Financial Data...........................................   9
Item 7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................  10
Item 8. Financial Statements and Supplementary Data.......................  16
Item 9. Changes In and Disagreements with Accountants on Accounting and
 Financial Disclosure.....................................................  48

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...............  48
Item 11. Executive Compensation...........................................  48
Item 12. Security Ownership of Certain Beneficial Owners and Management...  48
Item 13. Certain Relationships and Related Transactions...................  48

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..  49

                                    PART I

ITEM 1. BUSINESS.

 (a) General:

  Tokheim Corporation and its subsidiaries ("Tokheim" or the "Company") is one of the world's largest manufacturers and servicers of electronic and mechanical petroleum dispensing systems. These systems include petroleum dispensers and pumps, retail automation systems including point-of-sale ("POS") systems, dispenser payment or "pay-at-the-pump" terminals, replacement parts and upgrade kits. As a result of its acquisition (the "Sofitam Acquisition") of the petroleum dispenser business ("Sofitam") of Sofitam S.A. in September 1996, Tokheim has positioned itself as a global competitor in the petroleum dispenser business, with the ability to provide both products and services to customers in over 80 countries. Tokheim is a leading supplier of petroleum dispensing systems in the United States, France, Canada, Mexico and Africa, and has strong market positions in Italy, the United Kingdom, Germany and Spain. The Company also has operations established in Asia, eastern Europe and Latin America.

  The Company was organized as the Tokheim Manufacturing Company in Cedar Rapids, Iowa in 1901. In 1918, Tokheim was purchased by a group of businessmen and was moved to Fort Wayne, Indiana where it was incorporated in Indiana under the name Tokheim Oil Tank and Pump Company. The present name was adopted in December 1953.

  The information that follows should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. Unless otherwise noted, references to years in this Report are to the Company's fiscal years ended November 30th.

  In December 1997, the Company acquired Management Solutions, Inc. ("MSI"). MSI develops and distributes retail automation systems (including POS software), primarily for the convenience store, petroleum dispensing and fast food service industries. The Company paid MSI's stockholders an initial amount of $12.0 million. The Company is also obligated to make contingent payments of up to $13.2 million over the next three years based upon MSI's performance. The $13.2 million consists of $8.0 million of additional purchase price, $2.6 million related to a non-compete agreement, and $2.6 million of additional employee compensation. The Company borrowed funds for the initial purchase price under the Company's bank credit facility (the "Bank Credit Facility"). As part of the transaction, the Company entered into an employment relationship with Arthur S. Elston, the president of MSI, pursuant to which he will oversee Tokheim's retail automation systems business.

  Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements, expressed or implied, by such forward-looking statements. Such factors include, among others, the following: loss of key members of management; increases in interest rates or the Company's cost of borrowing or a default under any material debt agreement; inability to achieve future sales levels or other operating results; fluctuation in foreign currency valuation; unavailability of funds for capital expenditures or research and development; changes in customer spending levels and demand for new products; changes in governmental, environmental or other regulations, especially as they may affect the capital expenditures of the Company's customers; failure of the Company to comply with governmental regulations; inability of the Company to successfully make and integrate acquisitions; adverse publicity; contingent liabilities and other claims asserted against the Company; competition; loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans;

business disruptions; inability to protect technology or to integrate new technologies quickly into new products; claims relating to intellectual property infringement; changes in general economic conditions; and other factors referenced in this Report. Certain of these factors are discussed in more detail elsewhere in this Report, including, without limitation, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Consolidated Financial Statements and related notes. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

 (b) Financial Information About Industry Segments:

  In 1997, 1996 and 1995, the Company had only one reportable industry segment--the design, manufacture and servicing of petroleum dispensing systems.

 (c) Narrative Description of Business:

  PRINCIPAL PRODUCTS AND SERVICES

  The Company's principal product offerings include petroleum dispensers and pumps, retail automation systems including POS systems, dispenser payment or "pay-at-the-pump" terminals, replacement parts and upgrade kits. Petroleum dispensers and pumps transfer fuel from storage tanks to vehicles or portable containers. Dispensers include meters, which measure the quantity of fuel pumped and transfer the information to calculators which determine a sales price. Retail automation systems control in-store and at-the-pump fuel sales, pump activation and credit card transactions, monitor inventory, transmit data to a central management system and perform other management functions. Pay-at-the-pump terminals automate customer payment at the pump with cash and credit/debit cards. Upgrade kits permit owners to upgrade a dispenser's capabilities and functionality without incurring the cost of replacing the entire dispenser. The Company also offers services for its products through authorized service representatives and Company-owned facilities.

  In 1997, 1996 and 1995, the petroleum industry accounted for all of the Company's sales. Approximately 89%, 86% and 85%, respectively, of the Company's sales were derived from the sale of retail service station gasoline dispensers, parts, accessories, and service contracts.

    Markets

  The Company's products are sold primarily to retail service station operators and commercial customers which fall into seven categories.

      Major Oil Companies ("MOCs")--MOCs are typically large multinational companies that are vertically integrated with retail operations in developed and emerging markets. They sell "branded" products and typically have standard station formats, including dispenser design and proprietary credit card networks.

      National Oil Companies ("nationals")--A national is an oil company that operates exclusively (or almost exclusively) in a single national market (other than the United States). Most nationals are, or until recently were, state-owned. In recent years, a number of nationals have been privatized or have relinquished their monopolies over the local retail petroleum markets.

      Independent Oil Companies ("independents")--Independents are usually U.S. companies that sell "branded" products regionally rather than nationally. They typically have station and dispenser designs which are standardized, similar to MOCs.

      Jobbers--Jobbers are independent service station owners that operate under the brand of a MOC. A station owned by a jobber looks substantially the same as one owned by a MOC, selling MOC-branded products and using standard MOC station layouts. Most jobbers own multiple stations. Some jobbers work exclusively with one MOC, while others have multiple partners. Moreover, jobbers can change their MOC affiliation within the contractual limitations between the jobber and the MOC. Usually, jobbers are not required to purchase their petroleum dispensing equipment from the same manufacturers as their affiliated MOC.

      Convenience Store Stations--Convenience store stations are petroleum retailers which receive over 50% of their revenues from merchandise rather than from petroleum products. A significant number of convenience store stations are owned by MOCs. The Company's convenience store customers also include national or regional operators as well as small, local businesses.

      Hypermarkets--The Company is the leading supplier to French hypermarkets. The hypermarket is a retailing format pioneered in France, with a growing presence in the rest of Europe. A hypermarket is similar to a strip mall in the United States, with a supermarket as the anchor retailer. Hypermarkets typically offer competitively-priced, private label petroleum products to attract customers. In France, more than 50% of retail petroleum sales are through hypermarkets.

      Commercial Customers--The commercial market is characterized by companies whose fuel consumption needs justify maintaining internal fueling capabilities, such as truck fleets and municipalities. Through its Gasboy subsidiary, Tokheim is the leading supplier of fuel dispensing equipment to the U.S. commercial market.

    Sales and Distribution

  Products are distributed in the United States by a sales organization which operates from national account offices, district sales offices, petroleum equipment firms, industrial suppliers and distributors in major cities across the United States. In areas outside the United States, product distribution is accomplished by the international division through foreign subsidiaries, distributors, and special sales representatives. In addition to its widespread sales organization, there are more than 1,400 trained field service representatives acting as independent contractors, many of whom maintain a service parts inventory. The Company's customer service division maintains a help desk which is available 24 hours a day, 365 days a year, for immediate response to service needs in most markets. Additionally, the customer service division maintains a continuing program of service clinics for customers, authorized service representatives and distributors, both in the field and at the Company's training centers.

  In recent years, MOCs and nationals have been moving toward granting national, regional and global contracts or "tenders" and toward creating alliances and preferred supplier relationships with suppliers. The Company believes that its acquisition of Sofitam, which increased its global sales and services capabilities, positions it positively in response to this trend.

  NEW PRODUCTS; RESEARCH AND DEVELOPMENT

  The Company continually seeks to enhance its existing product lines to offer increased functionality in new or existing products and has dedicated research and engineering staffs. Tokheim spent approximately $18.3 million, $15.9 million and $12.7 million in 1997, 1996, and 1995, respectively, to improve existing products and manufacturing methods, develop new products, and pursue other applied research and development. The Company has also begun to form partnerships with the MOCs to develop products that meet their specific needs and with electronics and software development companies to develop advanced technologies.

  In 1997, Tokheim began market testing of Radio Frequency Identification ("RFID") technology. Similar to the drive-through payment system at toll booths in major metropolitan areas, this technology automatically charges a consumer's account, which a sensor on the dispenser reads from either a microchip key ring tag or a microchip window decal. By eliminating the need to pay for fuel with cash or credit cards, the system speeds gas purchases, both increasing consumer convenience and enabling stations to fuel more cars in less time. The technology also permits service station owners to gather information about consumer buying habits to improve marketing techniques, such as promotion of food, car washes and other items on pump-mounted displays.

Tokheim's RFID system is compatible with all POS systems and with other manufacturer's dispensers (as an upgrade). Tokheim has entered into an agreement with Micron Communications to further develop its RFID systems.

  RAW MATERIALS

  The principal raw materials essential to the Company's business are flat sheet steel, aluminum, copper tubing, iron castings, and electronic, POS and computer components, all of which are available through several competitive sources of supply. The Company has not experienced any difficulty in obtaining these materials or products.

  PATENTS, LICENSES AND TRADEMARKS

  The Company has filed patent applications on its technologies for RFID, a new metering device and virtual classrooms. The Company also holds other patents, none of which is considered essential to its overall operations. The Company entered into a license agreement, effective as of December 1, 1997, pursuant to which, the Company will pay a $3 million fixed royalty fee, payable in 12 quarterly installments, plus earned royalties for the use of a patented vapor recovery system and certain vapor recovery improvements, an electronic blender and a printed receipt severing device. See Item 3, "Legal Proceedings" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  SEASONALITY

  Sales of petroleum dispenser equipment have historically been seasonal, primarily due to the construction season and seasonal MOC purchasing which typically is highest at the end of the calendar year. Historically, approximately 30% of Tokheim's annual net sales volume has been recorded in the fourth quarter of its fiscal year, with no significant variation among the other three quarters. The acquisition of Sofitam has diminished such seasonality, with the 1997 fourth quarter representing 27% of consolidated annual sales. See Note 12 to the Consolidated Financial Statements, "Quarterly Financial Information (unaudited)."

  WORKING CAPITAL PRACTICES

  There are no special inventory requirements or credit terms extended to customers that would have a material adverse affect on the Company's working capital.

  DEPENDENCY ON A SINGLE CUSTOMER

  No single customer accounted for 10% or more of the Company's consolidated sales in 1997, 1996 or 1995.

  BACKLOG

  The Company's backlog of firm orders as of the end of 1997 was approximately $26.2 million, compared to approximately $28.1 million at the end of 1996. The Company expects that the entire backlog will be filled in 1998. The Company believes that its backlog is not necessarily an indicator of sales during the forthcoming year because the average length of the backlog is not very long (four to six weeks of shipments). Factors affecting backlog levels include the timing of purchases by MOCs, announcements of price adjustments, sales promotions, and production delays. The effect of these factors limits the usefulness of comparing backlogs in different periods.

  COMPETITION

  The market for petroleum dispensing equipment is competitive and sensitive to new product introductions and pricing pressure. Intense competition has significantly reduced the average price on the Company's products over the past few years. The Company competes principally against Gilbarco, Inc. (a division of GEC, Plc),

Wayne (a division of Dresser Industries, Inc.), Schlumberger Limited, Tankanlagen Salzkotten GmbH, Scheidt & Bachmann GmbH and Tatsuno Corporation. Measured in industry sales, the Company believes that it is one of the largest global manufacturers of petroleum dispensing equipment.

  The Company believes that the principal methods of competition include price, product quality, service, technology and the ability to provide products globally. The Company believes that its strengths include: (1) its global presence, which allows it to satisfy the demands of companies seeking regional or global suppliers; (2) its production of high quality, customized products; (3) its strong service-provider network; (4) its application of new technologies into products; and (5) its focus on its core business. Several of the Company's competitors are subsidiaries or divisions of much larger corporations, however, and may have significantly greater financial, technical and marketing resources than the Company.

  ENVIRONMENTAL REGULATIONS

  The Company's operations and properties are subject to a variety of complex and stringent federal, state and local laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees. The Company does not believe that compliance with any existing environmental regulations will result in material capital expenditures or have a material adverse effect on the Company's financial condition or results of operations. Environmental regulations also tend to affect the Company's customers, increasing their spending and their demand for the Company's products as they attempt to remain in compliance. See Note 18 to the Consolidated Financial Statements, "Contingent Liabilities."

  EMPLOYEES

  As of November 30, 1997, the Company employed approximately 2,903 people worldwide.

 (d) Financial Information About Foreign and Domestic Operations and Export
Sales:

  Financial information about foreign and domestic operations and export sales for 1997, 1996, and 1995 is set forth in Note 14 to the Consolidated Financial Statements, captioned "Geographical Segments."

ITEM 2. PROPERTIES.

  The Company owns properties in: Fort Wayne, Indiana; Fremont, Indiana; Washington, Indiana; Lansdale, Pennsylvania; Brighton, Ontario, Canada; Kya Sand, Randburg, South Africa; Glenrothes, Scotland; Weilheim, Germany; Grentheville, France; Fribourg, Switzerland; Scurzolengo, Italy; Abidjan, Ivory Coast; and Halstenbek, Germany. The Company leases properties in:
Greenwood Village, Colorado; Mexico City, Mexico; Tremblay, France; Casablanca, Morocco; Solothurn, Switzerland; West Sussex, United Kingdom; Vilvoorde, Belgium; Barcelona, Spain; La Soukra, Tunisia; Dakar, Senegal; Douala, Cameroon; Leiderdorp, the Netherlands, and Hamburg, Germany. The majority of the Company's manufacturing operations are concentrated in six cities: Fort Wayne, Indiana; Washington, Indiana; Lansdale, Pennsylvania; Grentheville, France; Kya Sand, Randburg, South Africa; and Glenrothes, Scotland. The Company believes that it has sufficient production capacity to meet demand over the next several years. The Company also owns an engineering and design center and a corporate office building in Fort Wayne, Indiana. Other than the Colorado facility, which is for software development, the remaining properties owned or leased by the Company are primarily for warehouse space or sales and service. The Company is currently holding for sale facilities in Falaise, France, Jasper, Tennessee and Atlanta, Georgia, as well as a 109-acre tract of unimproved land located in Fort Wayne, Indiana.

ITEM 3. LEGAL PROCEEDINGS.

  As more fully described in Note 18 to the Consolidated Financial Statements, "Contingent Liabilities," the Company is defending various claims and legal actions, including claims under the U.S. Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and other environmental actions. These legal actions involve primarily claims for damages arising out of the Company's manufacturing operations, product liability and various contractual and employment issues. Management believes that the outcome of such pending claims will not, individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations. For further details, see Note 18 to the Consolidated Financial Statements, "Contingent Liabilities."

  The Company was a defendant in litigation filed by Gilbarco, Inc. ("Gilbarco"), which alleged infringement of patents on its vapor recovery system and certain vapor recovery improvements, blender, printed receipt severing and filter housing. Gilbarco also alleged violation of the North Carolina Fair Practice Claims Act. Gilbarco is seeking injunctions and treble unspecified damages. The Company, in addition to asserting other defenses, has counterclaimed with an antitrust claim. The lawsuit was filed on August 3, 1995 and took place in federal court in the Middle District of North Carolina. The parties have signed a settlement agreement which includes a nonexclusive, worldwide license to use the disputed technology. The agreement settles all outstanding issues related to the litigation. See Item 1 under the caption "Patents, Licenses and Trademarks." On February 13, 1998, the court entered a consent judgment approving the settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS.

  The Company's common stock, no par value (the "Common Stock"), is traded on the New York Stock Exchange under the symbol "TOK." The high and low sales prices for the Common Stock for 1996 and 1997 are set forth as follows:

                        QUARTERLY HIGH-LOW SHARE PRICES

                                                                 HIGH      LOW
                                                               --------- -------
      YEAR ENDED NOVEMBER 30, 1996
      First Quarter........................................... $ 9 1/2   $ 6 1/8
      Second Quarter..........................................  10 3/4     8 3/4
      Third Quarter...........................................  10         7 1/2
      Fourth Quarter..........................................  10         8 1/2
      YEAR ENDED NOVEMBER 30, 1997
      First Quarter........................................... $ 9 7/8   $ 7 1/4
      Second Quarter..........................................  10 1/8     8
      Third Quarter...........................................  14 3/8     9 3/4
      Fourth Quarter..........................................  18 13/16  13 3/8

  The Company has not declared or paid dividends on the Common Stock in recent years. Currently, the Company does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. The Bank Credit Facility and the indenture governing the 11 1/2% Senior Subordinated Notes also restrict the payment of dividends.

  The number of Common Stock shareholders of record on February 4, 1998, was approximately 7,200. On February 12, 1998, the closing price of the Common Stock, as reported on the New York Stock Exchange, was $17.25 per share.

ITEM 6. SELECTED FINANCIAL DATA.

  The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the Consolidated Financial Statements and related notes in Item 8.

                            SELECTED FINANCIAL DATA
                (AMOUNTS IN THOUSANDS EXCEPT DOLLARS PER SHARE)

                                         YEAR ENDED NOVEMBER 30,
                               ------------------------------------------------
                                 1997    1996(A)     1995      1994      1993
                               --------  --------  --------  --------  --------
STATEMENT OF OPERATIONS DATA:
  Net sales..................  $385,469  $279,733  $221,573  $202,134  $172,306
  Operating profit (loss)(B).    20,645     6,356     5,811     3,780    (2,324)
  Interest expense, net......    16,451     7,191     3,319     2,806     3,443
  Earnings (loss) before
   income taxes(C)...........     5,197    (1,229)    3,270     1,932    (5,745)
  Earnings (loss)(C).........     3,980    (2,009)    3,231     1,675    (5,867)
  Preferred stock dividends..     1,512     1,543     1,580     1,617     1,663
  Earnings (loss) applicable
   to common stock(C)........     2,468    (3,552)    1,651        58    (7,530)
  Earnings (loss) per common
   share(C):
  Primary....................      0.31     (0.45)     0.21      0.01     (1.09)
  Weighted average number of
   shares outstanding........     8,083     7,981     7,911     7,801     6,940
  Fully diluted..............      0.27     (0.45)     0.17      0.01     (1.09)
  Weighted average number of
   shares outstanding........     9,067     7,981     9,500     7,801     6,940
BALANCE SHEET DATA (AT PERIOD
 END):
  Working capital............  $ 41,650  $ 54,356  $ 50,353  $ 47,040  $ 32,346
  Property, plant and
   equipment.................    41,966    41,010    28,558    27,425    29,004
  Total assets...............   290,619   309,861   124,332   116,251   119,997
  Total debt(D)..............   130,405   146,012    38,612    38,825    44,501
  ESOP preferred stock, net..     9,853     8,137     6,426     5,005     3,678
  Common shareholders'
   equity, net...............    10,618    17,678    23,797    22,857    32,894
OTHER DATA:
  Cash flows from operating
   activities................    21,202     5,897     3,347     2,069    (5,039)
  Cash flows for investing
   activities................   (10,394)  (54,079)   (4,910)   (2,562)      (76)
  Cash flows from financing
   activities................   (11,795)   57,016       754    (5,063)   (1,093)
  Capital expenditures.......    11,154     3,061     5,559     2,757     2,503
  Depreciation and
   amortization..............     9,232     5,028     4,857     4,672     5,233
  Interest expense and
   preferred stock dividends.    18,800     9,336     5,168     4,675     5,475
  EBITDA (as defined)(E).....    34,767    17,842    14,126    10,230     2,931

--------
(A) 1996 includes the balance sheet of Sofitam and three months of operating activity since the date of acquisition. In addition, the financial statements presented have been restated for an accounting change in the method of valuing inventory, as more fully described in Note 1 to the Consolidated Financial Statements, "Summary of Significant Accounting Policies."
(B) Operating profit equals net sales less cost of sales, selling, general and administrative expenses, merger and acquisition costs and other unusual items, and depreciation and amortization.
(C) Amounts for 1997 exclude $1,886 of extraordinary loss from debt extinguishment. Amounts for 1994 exclude the cumulative effect of change in method of accounting for postretirement benefits other than pensions of $13,416.
(D) Total debt includes senior subordinated notes, long-term debt, current maturities of long-term debt, notes payable bank, capitalized lease obligations and the guarantee of certain debt incurred by the Company's Employee Stock Ownership Plan (the "ESOP") to purchase Tokheim preferred stock, the dividends of which are used by the ESOP to service such debt (the "Guaranteed ESOP Obligation").

(E) EBITDA as used in this Report represents earnings (loss) from continuing operations before income taxes, extraordinary loss or debt extinguishment and cumulative effect of change in method of accounting, net interest expense, depreciation and amortization, merger and acquisition costs and other unusual items and minority interest. Management uses EBITDA as a financial indicator of the Company's ability to service debt, although the precise definition of EBITDA is subject to variation among companies. EBITDA should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 for a discussion of liquidity. For additional information concerning the Company's historical cash flows, see the Consolidated Statement of Cash Flows included elsewhere herein under Item 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  GENERAL

  The Company's petroleum dispensing systems are designed for and sold principally to owners of retail service stations, which include major oil companies ("MOCs"), national oil companies ("nationals"), independent owners operating under a MOC brand ("jobbers"), independent oil companies ("independents"), convenience store stations, hypermarkets and other retailers, and to commercial customers. In 1997, approximately 89% of Tokheim's net sales were to retail operators, and approximately 11% of net sales were to commercial customers, such as municipalities and truck fleets. Unless otherwise noted, references herein to years are to the Company's fiscal years ended November 30th. In the United States, Canada and western Europe, demand is driven by new, more convenient products, such as credit/debit card readers, and by environmental regulations, such as those requiring vapor recovery systems and more secure underground storage tanks. In emerging markets, such as eastern Europe, Africa and southeast Asia, economic growth is promoting vehicle use and infrastructure development, which increase the demand for fuel and fuel dispensers. Deregulation of local markets and privatization of state-owned oil companies have created additional growth opportunities in Central and South America.

  The market for petroleum dispensing equipment is competitive and sensitive to new product introductions and pricing pressure. Intense competition has significantly reduced the average price on the Company's products over the past few years.

  Beginning in 1992, the Company initiated an aggressive program to consolidate manufacturing operations, enhance manufacturing efficiency, redesign existing products and divest non-core businesses. In addition, since the Sofitam acquisition, the Company has begun to implement a plan to combine manufacturing facilities, integrate product lines, re-engineer the manufacturing process and eliminate general and administrative redundancies. The Company is continually looking for opportunities to redesign its products and manufacturing processes to increase efficiency.

  The Company has entered into a licensing agreement, effective as of December 1, 1997 (the "Licensing Agreement"). Under the terms of the Licensing Agreement, the Company will pay a $3.0 million fixed royalty fee, payable in 12 quarterly installments, plus earned royalties on patented devices used in Company products until the patents expire. The Company expects that these earned royalties will total approximately $1.1 million in 1998, based on projected sales. These licensing expenses may offset in part savings from the Company's restructuring efforts.

  The Company acquired Sofitam in September 1996 for $107.4 million less certain adjustments. The Company's 1996 financial statements include three months of Sofitam operations, and the 1997 financial statements include a full year of Sofitam operations. A comparison of sales in 1997 versus 1996 of entities that have been part of Tokheim since before the acquisition are not meaningful because certain sales made by these entities were conducted through Sofitam in 1996 and 1997.

  International sales by foreign subsidiaries and exports from the U.S. totaled approximately 64%, 47%, and 38% of consolidated net sales in 1997, 1996, and 1995, respectively. The acquisition of Sofitam has significantly extended the Company's international distribution network, reducing its reliance on U.S. domestic sales.

  Sales of petroleum dispenser equipment have historically been seasonal, primarily due to the construction season and MOC purchasing which typically is highest at the end of the calendar year. Historically, approximately 30% of Tokheim's annual net sales volume has been recorded in the fourth quarter of its fiscal year, with no significant variation among the other three quarters. The acquisition of Sofitam has diminished such seasonality, with the 1997 fourth quarter representing 27% of consolidated annual sales. Because of the Company's relatively low profit margins, the relatively higher sales in the fourth quarter have translated into a disproportionately high contribution to the Company's annual earnings. See Note 12 to the Consolidated Financial Statements.

  In December 1997, the Company acquired Management Solutions, Inc. ("MSI"). MSI develops and distributes retail automation systems (including POS systems), primarily for the convenience store, petroleum dispensing and fast food service industries. The Company paid MSI's stockholders an initial amount of $12.0 million. The Company is also obligated to make contingent payments of up to $13.2 million over the next three years based upon MSI's performance. The $13.2 million consists of $8.0 million of additional purchase price, $2.6 million related to a non-compete agreement, and $2.6 million of additional employee compensation. The Company borrowed funds for the initial purchase price under the Bank Credit Facility.

  RESULTS OF OPERATIONS

  Consolidated sales for 1997 were $385.5 million, an increase of 37.8% from 1996 sales of $279.7 million. Substantially all of this increase was due to the inclusion of a full year of Sofitam's results in 1997 compared to three months of Sofitam's results in 1996. These increases were offset by the impact of a decline in revenues due to a decline in foreign currency exchange rates. Sales for 1997 would have been $20.9 million higher if average exchange rates of European and African currencies had remained the same as in 1996. Consolidated sales of $279.7 million in 1996 represented an increase of 26.3% from $221.6 million in 1995. The increase was due principally to the inclusion of three months of Sofitam's operations as well as unit volume increases. Both domestic and international sales contributed to this gain in sales.

  The gross margin (defined as net sales less cost of sales divided by net sales) for 1997 was 26.3%, up from 24.8% in 1996 and 24.6% in 1995. The increase from 1996 to 1997 is due to (i) the inclusion of Sofitam at higher margin levels for a full year, (ii) personnel reductions and related cost savings, (iii) reduction of warranty expense in North America, and (iv) the results of concentrated efforts to improve manufacturing efficiencies globally. Cost reductions were offset somewhat by decreasing sales prices. The 1996 increase over 1995 was achieved by higher sales volume and improvements in the Company's cost structure, offset, in part, by lower sales prices.

  Selling, general and administrative expenses as a percentage of net sales were 17.7% in 1997, compared to 18.5% in 1996 and 18.6% in 1995. Such expenses increased to $68.2 million in 1997 compared to $51.7 million in 1996 and $41.3 million in 1995. The 1997 expense increase over 1996 is largely attributable to a full year of Sofitam expenses. These increases were offset by a program implemented by the Company in 1997 to improve efficiency and reduce personnel, which translated into lower total compensation cost.

  Net interest expense increased in 1997 to $16.5 million from $7.2 million in 1996, reflecting a full year's interest expense on the Company's 11 1/2% Senior Subordinated Notes due 2006 (the "Notes") issued to finance the acquisition of Sofitam. Interest expense for 1997 is net of interest income of $0.8 million, which includes $0.5 million of interest on tax refunds. The increase in interest expense of $3.3 million in 1996 compared to 1995 reflects approximately three months of interest on the Notes.

  A net foreign currency exchange loss of less than $0.1 million was incurred in 1997 versus a loss of $0.2 million incurred in 1996 and a gain of $0.1 million in 1995. The 1997 loss was due principally to the decline of the French franc against the U.S. dollar and was partially offset by a foreign currency gain of $0.5 million on the sale of a foreign currency option contract.

  Other income, net was $1.4 million in 1997 compared to $0.2 million in 1996. This increase is partly due to gains on the sale of property, plant and equipment that were $0.4 million greater in 1997 than 1996 and to the inclusion of Sofitam's other income for the full year. In addition, other income in 1996 of $0.2 million includes $0.3 million of expense for a litigation settlement of a nonoperating nature. In 1995, the Company sold a non-core product line and related assets that resulted in a net gain of $0.5 million.

  Income tax expense for 1997 was $1.2 million, an increase from $0.8 million in 1996. The increase was due to higher income, offset by utilization of net operating loss carryforwards and adjustments of prior year's taxes and refunds. At the end of 1997, the Company recorded a net deferred tax asset of $14.9 million, which was offset in full by a valuation allowance due largely to uncertainties associated with the Company's ability to fully use these tax benefits. The Company is continuing to evaluate the likelihood that all or part of the deferred tax asset will be realized through the generation of future taxable earnings. If, in the future, the Company is able to generate sufficient levels of taxable income, the valuation allowance will be adjusted accordingly. See Note 13 of the Consolidated Financial Statements for additional information concerning the Company's income tax position at November 30, 1997.

  Earnings before extraordinary loss on debt extinguishment in 1997 were $4.0 million, or $0.27 per fully diluted common share, compared with a loss of $2.0 million or $0.45 loss per fully diluted common share in 1996. Earnings in 1995 were $3.2 million, or $0.17 per fully diluted common share. Earnings in 1997 included merger and acquisition costs and other unusual items of $3.5 million, compared to $6.5 million in 1996 and $2.7 million in 1995.

  In 1997, the Company incurred a $1.9 million extraordinary loss, or $0.21 loss per fully diluted common share, as a result of the open-market purchase and retirement of $10.0 million in aggregate principal amount of the Notes. This loss includes $1.4 million of premiums paid to purchase the Notes and $0.5 million representing the write-off of a proportionate share of the original unamortized deferred issuance costs. See further discussions under "--Liquidity and Capital Resources" and Note 6 to the Consolidated Financial Statements, "Senior Subordinated Notes."

  Inflation has not had a significant impact on the Company's results of operations.

  The Company is a party to various legal matters, and its operations are subject to federal, state, and local environmental laws and regulations. For further details, see Note 18 to the Consolidated Financial Statements, "Contingent Liabilities."

  During 1996, the Company changed its method of valuing domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The change did not have a material impact on earnings from operations.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has available to it various internal and external sources of liquidity and capital resources. These resources provide funds required for current operations, interest payments, debt retirement, capital expenditures and other requirements. Working capital at November 30, 1997 was $41.7 million compared to $54.4 million on November 30, 1996. The Company's current ratio was 1.4 at November 30, 1997 and 1996.

  In September 1996, Tokheim entered into the Bank Credit Facility, an $80 million revolving credit facility with five domestic and international banks for a six-year term. This facility allows the Company to borrow in several currencies. The Company has pledged as collateral substantially all of its assets, including intercompany notes and receivables and intangibles. The facility includes numerous covenants, including minimum levels of earnings and interest coverage and restrictions on capital expenditures, rentals and dividend payments. The Company must be in compliance with the terms and conditions of the facility before making interest and principal payments on the Notes. The Company had $33.1 million available under the Bank Credit Facility as of November 30, 1997. Subsequent to November 30, 1997, the Company borrowed an additional $12.0 million to fund the MSI acquisition. Availability of revolving credit under this facility is subject to borrowing base requirements and compliance with covenants as described in Note 5 to the Consolidated Financial Statements, "Notes Payable to Banks." The Company was in full compliance with all covenants as of November 30, 1997.

  In August 1996, the Company sold $100 million in aggregate principal amount of the Notes in a private placement pursuant to Rule 144A. The offering of the Notes was made in connection with the Company's acquisition of Sofitam. In January 1997, the Company completed an offer to exchange the original Notes for registered notes. The terms of the registered Notes are similar in all material respects to those of the original Notes, except that the registered Notes are registered under the Securities Act of 1933, as amended, and thus do not bear legends restricting transfer. All of the original Notes were exchanged before the expiration of the exchange offer. During the fourth quarter of 1997, the Company used proceeds from the Bank Credit Facility to purchase $10.0 million in aggregate principal amount of the Notes on the open-market at an aggregate price of $11.4 million, plus accrued interest.

  Cash provided from operations was $21.2 million in 1997 compared to $5.9 million in 1996 and $3.3 million in 1995. The increase in 1997 was achieved primarily through improved earnings, reductions in receivables and inventory, and an increase in accounts payable. The improved cash flow is the result of continued efforts to increase the efficiency of the two consolidated businesses (Sofitam and Tokheim) and improved working capital management. Cash flow from operations in 1996 was enhanced by improved receivables collection and increased accrued expenses.

  The Company's French subsidiaries participate, as needed, in a customary practice of selling traits (selling accounts receivable without recourse) to financial institutions. Under this arrangement, the subsidiaries present traits to financial institutions and receive 95% of the face value in the form of short-term loans. These loans bear interest at a variable rate, which was 3.8% at November 30, 1997. When the subsidiaries receive payment from the customers, they remit 95% of the amount received back to the financial institutions plus the accrued interest. The amount outstanding at November 30, 1997 was approximately $3.6 million. The Company did not sell traits prior to 1997.

  The Company's capital expenditures amounted to $11.2 million in 1997, $3.1 million in 1996 and $5.6 million in 1995. The increase in 1997 relates primarily to capital requirements for implementing both the consolidation plan for Sofitam and improvements at the Company's Fort Wayne, Indiana manufacturing facility. At November 30, 1997, no significant contractual commitments existed for future capital expenditures. The Company expects to commit approximately $8.0 million for capital expenditures during 1998.

  In connection with the continued implementation of the Sofitam consolidation plan, the Company expects to incur a number of charges. During 1997, the Company charged $3.2 million against the acquisition accrual recorded for estimated costs necessary to realign the Sofitam operations in Europe and to close redundant operations. This realignment also resulted in $1.7 million of charges against operating income in 1997. With respect to the consolidation, the Company anticipates charging $7.3 million against the remaining acquisition accrual during the next eighteen to twenty-four months. The Company also expects to charge $0.1 million and $1.6 million in 1998 and 1999, respectively, against operating income for the realignment. See Notes 2 and 3 to the Consolidated Financial Statements for additional information concerning the Company's consolidation plan.

  As part of the MSI acquisition, the Company is obligated to make contingent payments of up to $13.2 million over the next 3 years based on MSI's performance. The $13.2 million consists of $8.0 million of additional purchase price, $2.6 million related to a non-compete agreement, and $2.6 million of additional employee compensation. See Note 19 to the Consolidated Financial Statements, "Subsequent Events."

  The Company has guaranteed loans to the ESOP in the amounts of $9.4 million and $11.7 million at November 30, 1997 and 1996, respectively. The Trustee, who holds the ESOP Preferred Stock, may elect to convert each preferred share to one common share in the event of redemption by Tokheim, certain consolidations or mergers of Tokheim, or a redemption by the Trustee that is necessary to provide for distributions under the Company's Retirement Savings Plan. A participant may elect to receive a distribution from the Plan in cash or common stock. If redeemed by the Trustee, the Company is responsible for purchasing the preferred stock at the $25 floor value. The Company may elect to pay the redemption price in cash or an equivalent amount of common stock. Preferred stock dividends paid were $1.5 million, $1.5 million, and $1.6 million in 1997, 1996, and 1995, respectively. See Note 16 to the Consolidated Financial Statements, "Retirement Plan Cost."

  The Company also satisfies various capital needs through operating leases for machinery and equipment, computer systems, vehicles and other items. Expenses related to such leases aggregated approximately $4.9 million in 1997. See Note 8 to the Consolidated Financial Statements for further additional information concerning commitments related to leases.

  The Company is completing the initial phase of assessment and is developing a project plan of tasks, resources, time schedules and estimated costs to replace or upgrade those computer programs which are not year 2000 compliant. This initiative includes activities to test and certify all Company-wide business systems, infrastructure, and internal and external products and services. Based on preliminary estimates, the Company expects to spend a total of approximately $1.7 million in 1998 and 1999 to modify its computer information systems enabling proper processing of transactions relating to the year 2000 and beyond. The Company continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated cost would be recorded under capital or operating leases.

  The Company's long-term investments and long term loans to foreign subsidiaries, when translated at 1997 conversion rates, resulted in a translation adjustment that is reflected as a reduction to shareholders' equity of $18.0 million in 1997 and $7.3 million in 1996. The adjustments represent the effect of changes in the current rate of exchange from the beginning to the end of the year used in translating the net assets of foreign subsidiaries, including certain long-term intercompany loans of foreign subsidiaries, into U.S. dollar amounts. The majority of the 1997 and 1996 adjustments are the result of translating long-term loans to foreign affiliates which were established to complete the acquisition of Sofitam.

  In summary, the Company believes that it has adequate financial resources, both from internal and external sources, to meet its liquidity needs over the next 12 months. The Company may consider other methods of raising capital, such as the issuance of debt or equity securities in a public offering as its needs require.

NEW ACCOUNTING PRONOUNCEMENTS

  The Company has considered the impact that accounting pronouncements recently issued by the Financial Accounting Standards Board and American Institute of Certified Public Accountants will have on the Consolidated Financial Statements as of November 30, 1997. None of the pronouncements that have been issued but not yet adopted by the Company is expected to have a material impact on the Company's financial position, results of operations or cash flows. See Note 1 to the Consolidated Financial Statements for additional information regarding recently issued accounting pronouncements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       CONSOLIDATED STATEMENT OF EARNINGS
             FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996, AND 1995
                (AMOUNTS IN THOUSANDS EXCEPT DOLLARS PER SHARE)

                                                     1997      1996      1995
                                                   --------  --------  --------
Net sales........................................  $385,469  $279,733  $221,573
Cost of sales, exclusive of items listed below...   283,932   210,223   166,974
Selling, general, and administrative expenses....    68,167    51,667    41,251
Depreciation and amortization....................     9,232     5,028     4,857
Merger and acquisition costs and other unusual
 items...........................................     3,493     6,459     2,680
                                                   --------  --------  --------
Operating profit.................................    20,645     6,356     5,811
Interest expense (net of interest income of $837,
 $602 and $269, respectively)....................    16,451     7,191     3,319
Foreign currency (gain) loss.....................        48       159      (143)
Minority interest in subsidiaries................       394       393       --
Other income, net................................    (1,445)     (158)     (635)
                                                   --------  --------  --------
Earnings (loss) before income taxes and
 extraordinary loss..............................     5,197    (1,229)    3,270
Income taxes.....................................     1,217       780        39
                                                   --------  --------  --------
Earnings (loss) before extraordinary loss........     3,980    (2,009)    3,231
Extraordinary loss on debt extinguishment........    (1,886)      --        --
                                                   --------  --------  --------
Net earnings (loss)..............................     2,094    (2,009)    3,231
Preferred stock dividends ($1.94 per share)......    (1,512)   (1,543)   (1,580)
                                                   --------  --------  --------
Earnings (loss) applicable to common stock.......  $    582  $ (3,552) $  1,651
                                                   ========  ========  ========
Earnings (loss) per common share:
 Primary
  Before extraordinary loss......................  $   0.31  $  (0.45) $   0.21
  Extraordinary loss on debt extinguishment......     (0.23)      --        --
                                                   --------  --------  --------
  Net earnings (loss)............................  $   0.07  $  (0.45) $   0.21
                                                   ========  ========  ========
  Weighted average number of shares outstanding..     8,083     7,981     7,911
                                                   ========  ========  ========
 Fully diluted
  Before extraordinary loss......................  $   0.27  $  (0.45) $   0.17
  Extraordinary loss on debt extinguishment......     (0.21)      --        --
                                                   --------  --------  --------
  Net earnings (loss)............................  $   0.06  $  (0.45) $   0.17
                                                   ========  ========  ========
  Weighted average number of shares outstanding..     9,067     7,981     9,500
                                                   ========  ========  ========


    The accompanying notes are an integral part of the financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996, AND 1995
                             (AMOUNTS IN THOUSANDS)

                                                     1997      1996     1995
                                                   --------  --------  -------
Cash Flows From Operating Activities:
 Net earnings (loss).............................. $  2,094  $ (2,009) $ 3,231
 Adjustments to reconcile net earnings (loss) to
  net cash provided from operating activities:
  Extraordinary loss on debt extinguishment.......    1,886       --       --
  Depreciation and amortization...................    9,232     5,028    4,857
  Gain on sale of property, plant, and equipment..     (408)      (59)    (436)
  Deferred income taxes...........................     (139)     (251)     (33)
  Changes in assets and liabilities (net of
   effects of the acquisition in 1996):
   Receivables, net...............................    4,254     2,363   (6,140)
   Inventories....................................    5,975    (2,626)      89
   Prepaid expenses...............................   (2,001)    5,987     (877)
   Accounts payable...............................    5,116    (1,425)   1,648
   Accrued expenses...............................   (3,395)    4,249    2,132
   U.S. and foreign income taxes..................       12      (912)    (349)
   Other..........................................   (1,424)   (4,448)    (775)
                                                   --------  --------  -------
 Net cash provided from operating activities......   21,202     5,897    3,347
                                                   --------  --------  -------
Cash Flows From Investing Activities:
 Acquisition of Sofitam, net of cash acquired.....      --    (52,105)     --
 Property, plant, and equipment additions.........  (11,154)   (3,061)  (5,559)
 Proceeds from sale of property, plant and
  equipment.......................................      760     1,087      649
                                                   --------  --------  -------
 Net cash used in investing activities............  (10,394)  (54,079)  (4,910)
                                                   --------  --------  -------
Cash Flows From Financing Activities:
 Proceeds from senior subordinated notes..........      --    100,000      --
 Redemption of senior subordinated notes..........  (10,000)      --       --
 Proceeds from term debt..........................      --        490    2,122
 Payments on term debt and other..................   (3,747)  (32,290)    (819)
 Net increase (decrease) notes payable, banks.....    1,770    (5,044)     559
 Net increase in cash overdraft...................    1,874     7,237      199
 Debt issuance costs..............................      --    (11,506)     --
 Proceeds from issuance of common stock...........    1,706        42      --
 Treasury stock, net..............................     (496)     (370)     273
 Premiums paid on debt extinguishment.............   (1,390)      --       --
 Preferred stock dividends........................   (1,512)   (1,543)  (1,580)
                                                   --------  --------  -------
 Net cash provided from (used in) financing
  activities......................................  (11,795)   57,016      754
                                                   --------  --------  -------
Effect of Translation Adjustments on Cash.........   (2,389)   (4,482)      41
                                                   --------  --------  -------
 Increase (decrease) in cash......................   (3,376)    4,352     (768)
Cash and Cash Equivalents:
 Beginning of year................................    9,814     5,462    6,230
                                                   --------  --------  -------
 End of year...................................... $  6,438  $  9,814  $ 5,462
                                                   ========  ========  =======

    The accompanying notes are an integral part of the financial statements.

                           CONSOLIDATED BALANCE SHEET
                        AS OF NOVEMBER 30, 1997 AND 1996
                             (AMOUNTS IN THOUSANDS)

                                                                1997     1996
                                                              -------- --------
ASSETS
Current assets:
  Cash and cash equivalents.................................. $  6,438 $  9,814
  Accounts receivable, less allowance for doubtful accounts
   of $1,392 and $904, respectively..........................   83,011   94,402
  Inventories:
    Raw materials and supplies...............................   29,427   30,689
    Work in process..........................................   27,514   33,080
    Finished goods...........................................    7,406   11,145
                                                              -------- --------
                                                                64,347   74,914
  Prepaid expenses...........................................    6,705    5,056
                                                              -------- --------
    Total current assets.....................................  160,501  184,186
Property, plant and equipment, at cost:
  Land and land improvements.................................    4,669    4,982
  Buildings and building improvements........................   26,924   29,867
  Machinery and equipment....................................   70,068   64,473
  Construction in progress...................................    4,514    1,285
                                                              -------- --------
                                                               106,175  100,607
    Less accumulated depreciation............................   64,209   59,597
                                                              -------- --------
                                                                41,966   41,010
Assets held for sale.........................................    7,825      --
Other tangible assets........................................    1,359    3,836
Goodwill, net................................................   62,695   62,692
Other non-current assets and deferred charges, net...........   16,273   18,137
                                                              -------- --------
    Total assets............................................. $290,619 $309,861
                                                              ======== ========



    The accompanying notes are an integral part of the financial statements.

                           CONSOLIDATED BALANCE SHEET
                        AS OF NOVEMBER 30, 1997 AND 1996
                (AMOUNTS IN THOUSANDS EXCEPT DOLLARS PER SHARE)

                                                               1997      1996
                                                             --------  --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt.....................  $  2,391  $  4,447
  Notes payable to banks...................................        98     7,168
  Cash overdrafts..........................................    10,575     9,733
  Accounts payable.........................................    54,597    53,593
  Accrued expenses.........................................    51,190    54,889
                                                             --------  --------
    Total current liabilities..............................   118,851   129,830
Senior subordinated notes..................................    90,000   100,000
Long-term debt, less current maturities....................    28,487    22,402
Guaranteed Employees' Stock Ownership Plan (RSP)
 obligation................................................     9,429    11,995
Post-retirement benefit liability..........................    14,378    14,780
Minimum pension liability..................................     2,173     3,248
Other long-term liabilities................................     5,169       342
Deferred income taxes......................................       342       524
Minority Interest..........................................     1,319       925
                                                             --------  --------
                                                              270,148   284,046
                                                             --------  --------
Commitments and contingencies (Note 19)
Redeemable convertible preferred stock, at liquidation
 value of $25 per share, 1,700
 shares authorized, 960 shares issued......................    24,000    24,000
Guaranteed Employees' Stock Ownership Plan (RSP)
 obligation................................................    (9,429)  (11,692)
Treasury stock, at cost, 189 and 167 shares, respectively..    (4,718)   (4,171)
                                                             --------  --------
                                                                9,853     8,137
                                                             --------  --------
Preferred stock, no par value; 3,300 shares authorized and
 unissued..................................................       --        --
Common stock, no par value; 30,000 shares authorized, 8,232
 and 7,954 shares issued, respectively.....................    21,158    19,452
Guaranteed Employers' Stock Ownership Plan (RSP)
 obligation................................................       --       (303)
Minimum pension liability..................................    (2,173)   (3,248)
Foreign currency translation adjustments...................   (18,048)   (7,271)
Retained earnings..........................................     9,821     9,240
                                                             --------  --------
                                                               10,758    17,870
Treasury stock, at cost, 9 and 11 shares, respectively.....      (140)     (192)
                                                             --------  --------
                                                               10,618    17,678
                                                             --------  --------
    Total liabilities and shareholders' equity.............  $290,619  $309,861
                                                             ========  ========


    The accompanying notes are an integral part of the financial statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995
                             (AMOUNTS IN THOUSANDS)

                              COMMON STOCK                              FOREIGN
                          --------------------  GUARANTEED  MINIMUM    CURRENCY             TOTAL COMMON
                          OUTSTANDING TREASURY     ESOP     PENSION   TRANSLATION RETAINED  SHAREHOLDERS'
                            AMOUNT     AMOUNT   OBLIGATION OBLIGATION ADJUSTMENTS EARNINGS     EQUITY
                          ----------- --------  ---------- ---------- ----------- --------  -------------
BALANCE AT NOVEMBER 30,
 1994                      $ 19,410   $(1,887)   $(1,242)   $ (1,906)  $  (3,543) $12,024     $ 22,856
 Other..................         (1)       33        --          --          --       --            32
 Redemption of preferred
  stock.................        --      1,057        --          --          --       --         1,057
 Employee termination
  benefits..............        --        427        --          --          --       --           427
 RSP diversification....        --        139        --          --          --       --           139
 Decrease in guaranteed
  ESOP obligation.......        --        --         456         --          --       --           456
 Minimum pension
  liability adjustment..        --        --         --       (1,962)        --       --        (1,962)
 Foreign currency
  translation
  adjustments...........        --        --         --          --            1      --             1
 Net earnings...........        --        --         --          --          --     3,231        3,231
 Treasury stock
  transactions..........        --        --         --          --          --      (860)        (860)
 Preferred stock
  dividends.............        --        --         --          --          --    (1,580)      (1,580)
                           --------   -------    -------    --------   ---------  -------     --------
BALANCE AT NOVEMBER 30,
 1995                      $$19,409   $  (231)   $  (786)   $ (3,868)  $  (3,542) $12,815     $ 23,797
 Stock options
  exercised.............         43       --         --          --          --       --            43
 Employee termination
  benefits..............        --         11        --          --          --       --            11
 Other..................        --         28        --          --          --       --            28
 Decrease in guaranteed
  ESOP obligation.......        --        --         483         --          --       --           483
 Minimum pension
  liability adjustment..        --        --         --          620         --       --           620
 Foreign currency
  translation
  adjustments...........        --        --         --          --       (3,729)     --        (3,729)
 Net loss...............        --        --         --          --          --    (2,009)      (2,009)
 Treasury stock
  transactions..........        --        --         --          --          --       (23)         (23)
 Preferred stock
  dividends.............        --        --         --          --          --    (1,543)      (1,543)
                           --------   -------    -------    --------   ---------  -------     --------
BALANCE AT NOVEMBER 30,
 1996                      $ 19,452   $  (192)   $  (303)   $ (3,248)   $ (7,271) $ 9,240     $ 17,678
 Stock options
  exercised.............      1,706       --         --          --          --       --         1,706
 Other..................        --         52        --          --          --       --            52
 Decrease in guaranteed
  ESOP obligation.......        --        --         303         --          --       --           303
 Minimum pension
  liability adjustment..        --        --         --        1,075         --       --         1,075
 Foreign currency
  translation
  adjustments...........        --        --         --          --      (10,777)     --       (10,777)
 Net earnings...........        --        --         --          --          --     2,094        2,094
 Treasury stock
  transactions..........        --        --         --          --          --        (1)          (1)
 Preferred stock
  dividends.............        --        --         --          --          --    (1,512)      (1,512)
                           --------   -------    -------    --------   ---------  -------     --------
BALANCE AT NOVEMBER 30,
 1997                      $ 21,158   $  (140)              $ (2,173)  $ (18,048) $ 9,821     $ 10,618
                           ========   =======    =======    ========   =========  =======     ========

    The accompanying notes are an integral part of the financial statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (AMOUNTS IN THOUSANDS EXCEPT DOLLARS PER SHARE)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation--The Consolidated Financial Statements include the accounts of Tokheim Corporation and its wholly- and majority-owned subsidiaries (the "Company"). The Consolidated Financial Statements include 100% of the assets and liabilities of these subsidiaries, with the ownership interest of minority participants recorded as "Minority interest" in the Consolidated Balance Sheet. All significant intercompany accounts and transactions have been eliminated in consolidation. In September 1996, the Company acquired the petroleum dispenser business ("Sofitam") of Sofitam, S.A., which is included in the Consolidated Financial Statements since that date. (See Note 2).

  Nature of Operations--The Company engages principally in the design, manufacture and servicing of electronic and mechanical petroleum dispensing marketing systems, including service station equipment, point-of-sale control systems, and card- and cash-activated transaction systems for customers around the world. The Company markets its products through subsidiaries located throughout the world and has major facilities in the United States, France, Canada, Germany, Scotland, and South Africa.

  Translation of Foreign Currency--The financial position and results of operations of the Company's foreign subsidiaries are measured using local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Translation gains and losses are deferred as a separate component of shareholders' equity, unless there is a sale or complete liquidation of the underlying foreign investments. Aggregate foreign currency transaction gains and losses are included in determining net earnings.

  Risks and Uncertainties--The Company is not dependent on any single customer, group of customers, market, geographic area or supplier of materials, labor or services. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The more significant areas requiring the use of management's estimates relate to allowances for obsolete inventory and uncollectible receivables, warranty claims, environmental and product liabilities, postretirement, pension, and other employee benefits, valuation allowances for deferred tax assets, future obligations associated with the Company's restructuring, future cash flows associated with assets, and useful lives for depreciation and amortization. Actual results could differ from these estimates, making it reasonably possible that a change in certain of these estimates could occur in the near term. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with high credit quality financial institutions. At times, cash in United States banks may exceed FDIC insurance limits. Concentration of credit risk with respect to trade receivables is minimal due to the Company's large customer base and ongoing control procedures, which monitor the credit worthiness of customers.

  Fair Value of Financial Instruments--The fair value of cash and cash equivalents, trade receivables, and accounts payable approximates the carrying value because of the short-term maturities of these financial instruments.

  The interest rate on the Company's bank debt and short-term notes payable fluctuates with current market rates. Consequently, the carrying value of the bank debt and short-term notes payable approximates the market prices for the same or similar issues in future periods. The estimated fair value of the Company's senior subordinated notes was $98,316 at November 30, 1997, based on a quoted market price of 109.24%.

  The fair value of the Company's convertible preferred stock, which is held in the Trust of the Company's Retirement Savings Plan ("RSP"), approximates the carrying value, as such stock is not traded in the open market, and the value at conversion is equal to a fixed redemption value in cash or equivalent amounts of common stock.

  In 1997, the Company entered into a foreign currency option contract covering six bi-annual interest payments. During 1997, after selling one contract, the Company sold the benefit side of the remaining five payments and recognized a gain of $0.5, but retained the downside exposure. The floor is set at 5.30 French francs to a U.S. dollar. As of November 30, 1997, the French franc was 5.91 to a U.S. dollar.

  Inventory Valuation--Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

  Accounting Change--During 1996, the Company changed its method of valuing domestic inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method.

  Property and Depreciation--Depreciation of plant and equipment is determined generally on a straight-line basis over the estimated useful lives of the assets. Upon retirement or sale of assets, the cost of the disposed assets and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to income. These gains and losses are accumulated and shown as a component of other expense, net in the statement of earnings. Buildings are generally depreciated over 40 years. Machinery and equipment are depreciated over periods ranging from five to ten years. Expenditures for normal repairs and maintenance are charged to expense as incurred. Expenditures for improving or rebuilding existing assets which extend the useful life of the assets are capitalized. Costs incurred to address the year 2000 are expensed when incurred except for expenditures for hardware, software and other system-related equipment. The Company is currently holding for sale facilities in Falaise, France, Jasper, Tennessee and Atlanta, Georgia, as well as a 109-acre tract of unimproved land located in Fort Wayne, Indiana. Such assets are recorded at the lower of cost or net realizable value.

  Software, and Research and Development Costs--Amortization of capitalized software development costs is provided over the estimated economic useful life of the software product on a straight-line basis, generally three years. Unamortized software costs included in other non-current assets were $1,089 and $479 at November 30, 1997 and 1996, respectively. The amounts amortized and charged to expense in 1997, 1996 and 1995 were $260, $163 and $109, respectively.

  All other product development expenditures are charged to research and development expense in the period incurred. These expenses amounted to $18,284, $15,909 and $12,746 in 1997, 1996 and 1995, respectively.

  Goodwill and Other Intangible Assets--Goodwill is amortized on a straight-line basis over 40 years. The Company will continue to review facts and circumstances to determine whether the remaining estimated useful life of goodwill warrants revision or whether the carrying amount may not be recoverable, using profitability projections to assess whether future operating income on a non-discounted basis is likely to exceed the amortization over the remaining life of the goodwill. The amounts amortized and charged to expense in 1997 and 1996 were approximately $1,490 and $420, respectively. Accumulated amortization of goodwill at November 30, 1997 and 1996 was $1,910 and $420, respectively.

  Other non-current assets and deferred charges consist primarily of debt issuance costs. These costs are amortized over the terms of the related debt agreements on a straight-line basis with periods ranging from six to ten years. Amortization of these deferred charges included in interest expense at November 30, 1997, 1996 and 1995 was $1,623, $401, and $504, respectively.
During 1997, the Company charged $496 of deferred bond issuance costs to extraordinary loss on debt extinguishment. This amount represents the write-off of a proportionate share of the original unamortized deferred issuance cost in connection with the issuance of the senior subordinated notes for the acquisition of Sofitam. During 1996, the Company wrote-off approximately

$233 of deferred debt issuance costs and capitalized approximately $11,506 of costs incurred in connection with the refinancing of the Company's preexisting debt and issuance of senior subordinated notes. Accumulated amortization of other non-current assets and deferred charges at November 30, 1997 and 1996 was $2,520 and $401, respectively.

  Advertising and Promotion--All costs associated with advertising and product promotion are expensed in the period incurred. These expenses amounted to $2,687, $2,268 and $1,579 in 1997, 1996 and 1995, respectively.

  Income Taxes--The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes." The provision for income taxes includes federal, foreign, state and local income taxes currently payable as well as deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. No additional U.S. income taxes or foreign withholding taxes have been provided on accumulated earnings of foreign subsidiaries approximating $21,700 which are expected to be reinvested indefinitely. Additional income and withholding taxes are provided, however, on planned repatriations of foreign earnings. (See Note 13).

  New Accounting Pronouncements--SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was adopted in 1997. This statement requires that long-lived assets and certain identifiable intangible assets that are to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. This statement did not have an impact on the Company's consolidated financial statements as it did not reflect a change in the Company's practices with respect to reviewing assets for impairment and accounting for assets to be disposed of.

  The Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," in 1997. This statement encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments based on a fair value method of accounting. The Company has elected not to adopt the new expense recognition provisions of SFAS No. 123 and will continue to apply the existing accounting provisions of Accounting Principles Board Opinion (APBO) No. 25. APBO No. 25 does not require recognition of compensation expense for the stock-based compensation arrangements provided by the Company where the exercise price is equal to the market price at the date of grant. The Company has provided the required pro forma disclosure of the compensation expense determined under the fair value provisions of SFAS No. 123 in Note 9, "Stock Option Plans."

  SFAS No. 128, "Earnings per Share," is effective for the first quarter of 1998. This statement establishes standards for computing and presenting earnings per share ("EPS"). SFAS No. 128 simplifies the standards for computing EPS previously codified in APBO No. 15, "Earnings per Share," and makes them comparable to international EPS standards. This statement requires the replacement of primary EPS with basic EPS and a dual presentation of basic and diluted EPS on the face of the statement of earnings for all entities with a complex capital structure. Restatement of prior-period EPS data presented is required. The Company does not expect basic or diluted EPS as calculated under SFAS No. 128 to differ significantly from primary or fully diluted EPS as calculated pursuant to APBO No. 15. See Note 11 for additional information on EPS, including a pro forma calculation of weighted average shares outstanding and EPS calculated under SFAS No. 128 for the year ended November 30, 1997.

  SFAS No. 129, "Disclosure of Information about Capital Structure," is effective for the year ending November 30, 1998. SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," are effective for the year ending November 30, 1999. In the opinion of management, these statements will not have a material impact on the Company's financial position, results of operations or cash flows. SFAS No. 130 "Reporting Comprehensive Income," is effective for the year ending November 30, 1999. Due to the significance of the foreign currency translation adjustments recorded in 1997 and 1996, comprehensive income would have been significantly lower than net income and resulted in a loss for both years.

  American Institute of Certified Public Accountants (AICPA) Statements of Position (SOP) No. 96-1 "Environmental Remediation Liabilities," and No. 97-2 "Software Revenue Recognition," are effective for the year ending November 30, 1998. SOP No. 96-1 provides guidance for recognizing, measuring and disclosing environmental remediation liabilities. SOP 97-2 supersedes SOP 91-1 and provides more specific guidance on revenue recognition related to software products. In the opinion of the Company, the adoption of these statements will not have a material impact on the Company's financial position, results of operations or cash flows.

  Product Warranty Costs--Anticipated costs related to product warranty are expensed in the period of sales.

  Cash Flows--For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents.

  Supplemental disclosures of cash flow information:

                                                         1997     1996    1995
                                                        ------- -------- ------
  Cash paid during the year for interest............... $15,204 $  4,918 $3,060
  Cash paid during the year for income taxes...........     921    1,013    976
  Noncash transactions primarily related to the
   issuance of treasury stock in settlement of RSP
   distributions.......................................       1       23    976
  Noncash adjustments to certain assets and liabilities
   in connection with the settlement of the corporate
   reorganization......................................     --       --     383
  Liabilities assumed in the acquisition...............     --   113,776    --
  Accrued merger and acquisition costs.................            9,799

  Reclassifications--Certain prior year amounts in these financial statements have been reclassified to conform with the current year presentation.

2. ACQUISITION

  In September 1996, the Company acquired Sofitam for $107.4 million less certain adjustments. Sofitam is the leading designer, manufacturer and servicer of petroleum dispensers in France and northern Africa, and has a strong market position in southern Europe. The transaction was financed by the sale of $100 million in aggregate principal amount of 11 1/2% senior subordinated notes due 2006 (the "Notes") and by the Company's bank credit facility (the "Bank Credit Facility").

  During 1997, the Company adjusted goodwill and related acquisition accrued liabilities originally recorded in connection with the acquisition of Sofitam. These adjustments were recorded in connection with a more precise allocation of the Sofitam purchase price performed during 1997.

  The table below summarizes the acquisition liabilities as they relate to the consolidation plan for Sofitam. The amounts do not include costs associated with consolidation of previously-existing Tokheim subsidiaries, which will be expensed as incurred, nor do they reflect costs expected to provide benefits in future periods. The Company expects the consolidation plan to be completed by 1999. (See Note 3 for additional information regarding the Company's consolidation plan.)

                          NOVEMBER 30, 1996 ADJUSTMENTS
                              ORIGINAL          TO      CHARGED TO
                             ACQUISITION    ACQUISITION ACQUISITION NOVEMBER 30, 1997
ITEM                           ACCRUAL        ACCRUAL     ACCRUAL   REMAINING BALANCE
----                      ----------------- ----------- ----------- -----------------
Employee termination
 benefits (A)...........       $6,651          $(186)     $2,341         $4,124
Asset write-off and
 disposal cost (B)......        2,108            183          59          2,232
Other plant closing cost
 (C)....................        1,040            700         799            941
                               ------          -----      ------         ------
                               $9,799          $ 697      $3,199         $7,297
                               ======          =====      ======         ======

--------
(A) Approximately 300 employees
(B) Up to 10 locations
(C) Leases and other contract terminations

  In 1997 and 1996, the Company charged operations $1,736 and $1,043, respectively, for restructuring expenses associated with the Company's plan for merging the operations of Tokheim and Sofitam. These costs were included in "Merger and acquisition costs and other unusual items" in the Consolidated Statement of Earnings. The Company estimates future non-accruable restructuring charges related to the consolidation plan to be approximately $125 in 1998 and $1,515 in 1999. In addition, normal operating charges associated with the plan will be expensed as incurred.

  The following unaudited pro forma information summarizes consolidated results of operations of Tokheim and Sofitam as if the acquisition had occurred at the beginning of 1996 and 1995. These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and other intangible assets, and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operation which actually would have resulted had the combination been in effect on December 1, 1994 or 1995, or the future results of operations of the consolidated entities. The Company is in the process of closing several manufacturing, sales, service and administrative operations in Europe, consolidating these operations into its administrative center in Tremblay, France and into its manufacturing facility in Grentheville, France. Anticipated efficiencies from the merger of Tokheim and Sofitam are not fully determinable and therefore have been excluded from the amounts included in the pro forma summary presented below.

                                                                 UNAUDITED
                                                                YEARS ENDED
                                                               NOVEMBER 30,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
Revenues.................................................... $406,173  $399,023
Merger and acquisition costs and other unusual items........    6,459     4,294
Net loss....................................................   (5,242)   (5,208)
Net loss per common share...................................    (0.85)    (0.86)

3. MERGER AND ACQUISITION COSTS AND OTHER UNUSUAL ITEMS

  For the years ended November 30, 1997, 1996 and 1995, the Company identified expenses brought about by the acquisition of Sofitam, costs associated with the restructuring of the Company, pending and settled litigation, and warranty policy adjustments above and beyond normal recurring amounts. These costs are shown in aggregate as a single operating line item, "Merger and acquisition costs and other unusual items," on the Consolidated Statement of Earnings.

  Merger and acquisition costs/Restructuring--During 1997 and 1996 the Company implemented several corporate realignment initiatives, including work force reductions and reorganization of its domestic and international operations, related to the consolidation of Sofitam. In addition, during 1995, the Company reorganized its European operations to improve manufacturing and service efficiencies and to reduce cost. Amounts charged to operations for the matters described above for the years ended November 30, 1997, 1996 and 1995 approximated $1,736, $2,035 and $842, respectively.

  Litigation/Other--During 1997, the Company settled a claim brought against it directly associated with the purchase of Sofitam related to a personnel matter that resulted in an adverse outcome against the Company. The Company also favorably settled a claim that involved a former supplier, which resulted in the reversal of an accrued liability which had been charged to "Merger and acquisition costs and other unusual items" in 1996. In addition, during 1997 the Company recorded a charge for an impaired asset related to license technology (see also Note 18). In 1996 the Company settled claims related to a prior distributor, and a foreign distributor to extinguish an exclusive sales representative agreement. The Company also accrued and charged to operations for the potential adverse outcome in a Pension Benefit Guarantee Corporation inquiry with respect to a terminated benefit plan payout dated back to 1991. In 1995 the Company settled an environmental related matter in the amount of $300. In addition, the Company incurred charges in 1996 and 1995 related to customer satisfaction programs relating to dispensers sold in prior years. Amounts charged to operations relating to litigation/other for 1997, 1996, and 1995, were $1,757, $4,424, and $1,838, respectively.

  The above costs, although not uncommon to the Company's industry, are considered by the Company to be attributable to the purchase and consolidation of Sofitam or otherwise significant enough in size and nature to warrant separate disclosure.

4. ACCRUED EXPENSES

  Accrued expenses consisted of the following at November 30, 1997 and 1996:

                                                                 1997    1996
                                                                ------- -------
Sofitam integration............................................ $ 7,297 $ 9,799
Compensated absences...........................................   7,087   6,833
Salaries, wages, and commissions...............................   6,076   9,240
Retirement benefits and profit sharing.........................   5,921   5,930
Interest.......................................................   3,755   3,294
Warranty.......................................................   3,742   5,193
Legal and professional.........................................   3,102   2,393
Employee payroll taxes.........................................   2,708   3,091
Deferred revenue...............................................   2,453   1,989
Taxes (sales, VAT, and other)..................................   2,434   2,924
Other..........................................................   6,615   4,203
                                                                ------- -------
                                                                $51,190 $54,889
                                                                ======= =======

5. NOTES PAYABLE TO BANKS

  On September 3, 1996 the parent Company (the "Parent") and certain of its French subsidiaries (the "French Borrowing Subsidiaries") entered into the six-year $80,000 Bank Credit Facility. The facility consists of a working capital/letter of credit facility in the amount of $67,768 (the "Credit Agreement") and an Employee Stock Ownership Plan assignment facility in the amount of $12,232 (the "ESOP Credit Agreement").

  Notes payable to banks represent short-term borrowings under domestic and foreign lines of credit. At November 30, 1997, the aggregate amount outstanding under these lines was $24,188, of this amount, $24,090 has been classified as long-term debt because the Company has the ability (under the terms of the facility) and the intent to finance these obligations beyond one year. Domestic and foreign lines of credit totaled approximately $85,371, of which $61,182 was unused at November 30, 1997. The weighted average annual interest rate for these lines of credit was 7.6% for 1997. The range of domestic and foreign rates at November 30, 1997 was 6.9% to 9.0% and 4.8% to 7.5%, respectively.

  At November 30, 1996, the aggregate amount outstanding under these lines of credit was $23,300, of which $16,144 has been classified as long-term debt (for reasons described above). Domestic and foreign credit lines totaled approximately $75,311, of which $52,011 was unused at November 30, 1996. The weighted average annual interest rate for these lines of credit was 8.8% for 1996. The range of domestic and foreign rates at November 30, 1996 was 8.2% to 10.0% and 4.4% to 6.7%, respectively.

  At November 30, 1995, the aggregate amount outstanding under revolving credit agreements was $19,064, of which $16,700 was classified as long-term debt (for reasons described above). The weighted average annual interest rate was 8.6% for fiscal 1995. The range of domestic and foreign rates at November 30, 1995 was 7.1% to 9.8%.

  The Credit Agreement can be drawn down by the Parent and/or the French Borrowing Subsidiaries if they are in compliance with a borrowing base limitation. The borrowing base is calculated on specified percentages of eligible receivables and inventories and is determined independently for the Parent and the French Borrowing Subsidiaries. The unused portion of this commitment is subject to a commitment fee ranging from 0.375% to 0.5%, depending on the aggregate leverage ratio of the Parent and the French Borrowing Subsidiaries. The Credit Agreement permits borrowings in U.S. dollars, French francs, British pounds sterling, German deutsche marks and other currencies which are freely available and convertible into U.S. dollars. The Credit Agreement expires on September 3, 2002.

  The ESOP Credit Agreement was used to assign existing indebtedness of the Parent and the Tokheim Employee Stock Ownership Plan (the "ESOP"). The unused portion of the ESOP Credit Agreement cannot be reclaimed as part of the Credit Agreement, nor can any amounts be re-borrowed by the Parent or the French Borrowing Subsidiaries. Principal amounts outstanding at November 30, 1997 and 1996 were $9,429 and $11,692, respectively, and are amortized over the remaining life of the pre-existing agreement. See Note 7, captioned "Term Debt and Guaranteed Employees' Stock Ownership Plan (RSP) Obligation".

  Indebtedness of the Parent and domestic borrowing subsidiaries under the Bank Credit Facility is collateralized by (i) a first perfected security interest in and lien on certain of the real and personal assets of the Parent (including claims against Subsidiaries to which the Parent has made an intercompany loan) and each of the Parent's direct and indirect wholly-owned United States Subsidiaries and, (ii) a pledge of 100% of the stock of the Parent's direct and indirect wholly-owned United States Subsidiaries and,
(iii) a pledge of 65% of the stock of the French holding Company and (iv) a guarantee by all of the Parent's direct and indirect wholly-owned United States Subsidiaries. Indebtedness of the French Borrowing Subsidiaries under the Bank Credit Facility is collateralized by (i) a first perfected security interest in certain of the real and personal assets of the French Borrowing Subsidiaries, the Parent and all of the Parent's direct and indirect wholly-owned United States Subsidiaries and, (ii) a pledge of 100% of the stock of the French Borrowing Subsidiaries, and (iii) a guarantee by the Parent, the French holding Company and all of the Parent's direct and indirect wholly-owned United States Subsidiaries. Any lien on the real property in France will be limited to the fair market value of such property.

  Indebtedness under the Bank Credit Facility will bear interest based (at the applicable borrower's option) upon (i) the Base Rate in the case of U.S. dollar denominated loans (defined as the higher of the applicable prime rate and the federal funds rate plus 0.5%) plus an applicable margin based upon the Company's leverage ratio (with a range of 0.5% to 1.75%) or (ii) the applicable Eurocurrency rate for one, two, three, or six months, plus an applicable margin based upon the Company's leverage ratio (with a range of 1.50% to 2.75%). The Bank Credit Facility contains customary provisions relating to yield protection, availability and capital adequacy. In the event of an occurrence and the continuation of a default, the Agent or the Bank, may increase the interest rate payable to the otherwise applicable rate plus 2%.

  The Bank Credit Facility requires the Company to meet certain consolidated financial tests, including minimum leverage of consolidated net worth, minimum level of consolidated EBITDA as defined, minimum consolidated interest coverage, maximum consolidated leverage ratio and minimum consolidated fixed charge coverage ratio. The Bank Credit Facility also contains certain covenants common to such agreements, which among other things, prohibit the payments of dividends, limits the incurrence of additional indebtedness and guarantees, transactions with affiliates, significant asset sales, investments and acquisitions, mergers and consolidations, prepayments and amendments to other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

  The Bank Credit Facility contains events of default, including payment defaults, breach of representation and warranties, covenant defaults, cross default to certain other indebtedness, certain events of bankruptcy and insolvency, ERISA defaults, a change in control default, judgment defaults and failure of any guaranty or security agreement supporting the Bank Credit Facility to be in full force and effect.

  Based on the Company's monthly borrowing base calculations, it had $33.1 million available under the Bank Credit Facility as of November 30, 1997. An additional $9.0 million is available to the Company under the facility if it meets the borrowing base requirements. Subsequent to year end the Company borrowed an additional $12.0 million to fund the acquisition of Management Solutions Inc.

  The Company's French subsidiaries participate, as needed, in a customary practice of selling traits (selling accounts receivable without recourse) to financial institutions. Under this arrangement, the subsidiaries present traits to financial institutions and receive 95% of the face value in the form of short-term loans. These loans bear interest at a variable rate, which was 3.8% at November 30, 1997. When the subsidiaries receive payment from the customers, they remit 95% of the amount received back to the financial institutions plus the accrued interest. The amount outstanding at November 30, 1997 was approximately $3.6 million. The Company did not sell traits prior to 1997.

6. SENIOR SUBORDINATED NOTES

  In August 1996 the Company issued Notes with an aggregate principal amount of $100,000, maturing on August 1, 2006, to finance the acquisition of Sofitam. Interest on the Notes accrues at the rate of 11 1/2% per annum and is payable semi-annually in cash on each February 1 and August 1 to the registered holders at the close of business on January 15 and July 15 immediately preceding the applicable interest payment date.

  During the fourth quarter of 1997, the Company used proceeds from its Bank Credit Facility to purchase $10,000 face value of Notes. The Company purchased these Notes on the open market at an aggregate price of $11,390 plus accrued interest and recorded an extraordinary loss of $1,886. This amount includes $1,390 of premiums paid to repurchase the Notes and $496 representing the write-off of a proportionate share of the original unamortized deferred issuance costs.

  The Notes are general unsecured obligations of the Company, subordinate in right of payment to all existing and future senior debt of the Company, including the Company's obligations under the Bank Credit Facility, and to all indebtedness and other obligations of the Company's subsidiaries. Evidence of default under the Bank Credit Agreement could prevent payment of principal and interest on the Notes.

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

7. TERM DEBT AND GUARANTEED EMPLOYEES' STOCK OWNERSHIP PLAN (RSP) OBLIGATION

  Term debt at November 30, 1997 and 1996 consisted of the following:

                                                                  1997    1996
                                                                 ------- -------
0.0% Belgian government note, maturing $16, due in quarterly installments switching to $19, due in annual installments
 through 1999 (a)..............................................  $    93 $   129
3.5% German bonds, maturing $40, due in semiannual installments
 through 1998 (a)..............................................       80     184
8.1% notes payable, maturing $8 to $18, due in semiannual
 installments through
 2001 (a)......................................................      160      85
11.5% notes payable, maturing $41 to $73, due in quarterly
 installments through
 1998 (a)......................................................      405     346
15.0% notes payable, maturing $15 to $19, due in quarterly
 installments through 2002 (a).................................      372     879
14.3% notes payable, maturing $4 to $7, due in monthly
 installments through
 2000 (a)......................................................      149     223
20.25% note payable, maturing $4 to $6, due in monthly
 installments through 1999 (a).................................       94     153
6.0% to 20.25% capital lease obligations, maturing $7 to $84,
 in annual installments through 2000 (a).......................    2,564   3,300
9.15% capital lease obligation, maturing $271 to $475, in
 annual installments through 2004 (a)..........................    2,559   3,230
Credit Agreement, variable rate, due 2002, rates ranging from
 5.0% to 7.2% at November 30, 1997 (b).........................   24,090  16,144
Other..........................................................      312     296
5.0% to 9.6% notes payable, maturing $561 to $992, due in
 annual installments through 1997 (a)..........................      --    1,553
11.0% notes payable, maturing $1 to $27, due in quarterly
 installments through
 2006 (a)......................................................      --      327
                                                                 ------- -------
                                                                  30,878  26,849
Less: Current maturities.......................................    2,391   4,447
                                                                 ------- -------
                                                                 $28,487 $22,402
                                                                 ======= =======

  Guaranteed Employees' Stock Ownership Plan (RSP) obligation at November 30, 1997 and 1996 consisted of the following:

                                                                1997   1996
                                                               ------ -------
Guaranteed Employees' Stock Ownership Plan (RSP) obligation, variable rate, maturing $593 to $760 quarterly through 2001, rate of 6.27% at November 30, 1997 (b)....................... $9,429 $11,692
Guaranteed Employees' Stock Ownership Plan (RSP) obligation, variable rate maturing $303 annually through 1997, rate of
 8.075% at November 30, 1996 (b)..............................    --      303
                                                               ------ -------
                                                               $9,429 $11,995
                                                               ====== =======

--------
(a) Aggregate cost of plant and equipment pledged as collateral under revenue bonds and lease obligations is $11,133.
(b) Per the Bank Credit Facility as described in Note 5, the term obligation matures on September 3, 2002.

  Aggregate scheduled maturities of the above term debt, excluding Guaranteed ESOP Obligation which is funded through preferred stock dividends, during the ensuing five years approximate $2,391, $1,663, $742, $535, and $543 respectively.

8. OPERATING LEASES

  The Company leases certain manufacturing and office equipment, vehicles, and office and warehousing space under operating leases. These leases generally expire in periods ranging from one to eight years.

  During 1997, the Company entered into a thirty-six month operating lease agreement for computer hardware and software to replace existing financial and manufacturing applications for one of its domestic subsidiaries. The lease has current monthly lease payments of $27 that are expected to increase to $61 per month at completion of the project. In 1996 the Company executed various operating leases for manufacturing equipment effective for a term of eight years and monthly rentals ranging from $3 to $72.

  Amounts charged to expense for operating leases in 1997, 1996 and 1995 were $4,853, $2,835, and $1,986, respectively. Future minimum rental payments under noncancelable operating leases during the ensuing five years aggregate $3,352, $3,208, $2,906, $1,551, $1,408 and $22 thereafter.

9. STOCK OPTION PLANS

  The Company has three separate Stock Option Plans, as outlined below:

 1992 Stock Incentive Plan (SIP)

  The Plan contains both incentive stock options (ISOs) and non-qualified stock options (NSOs). The price of each share under this Plan for an ISO or NSO shall not be less than the fair market value of Tokheim Corporation Common Stock on the date the option is granted.

  Options granted under the SIP become exercisable at the rate of approximately 25% of the total options granted per year, beginning one year after the grant date. All options expire within ten years from the date on which they were granted.

  In addition, the SIP provides for the granting of Stock Appreciation Rights
(SARs) and Restricted Stock Awards (RSAs). At November 30, 1997, there were no SARs and 42,500 RSAs granted.

 1982 Incentive Stock Option Plan (ISOP) and 1982 Unqualified Stock Option Plan (USOP)

  Effective January 21, 1992, no additional shares could be granted under these plans. All options expire within ten years from the date on which they were granted.

  The price of each share under the ISOP was not less than fair market value of Tokheim Corporation Common Stock on the date the option was granted, and under the USOP was not less than 85% of the fair market value of the stock on the date the option was granted.

  Options granted under the respective plans during 1997, 1996, and 1995, are as follows:

                                                      1992 STOCK INCENTIVE PLAN
                                                     ---------------------------
      YEAR OF GRANT                                     ISO      NSO      RSA
      -------------                                  ---------- ----------------
       1997........................................     468,000    --     42,500
       1996........................................      45,000    --        --
       1995........................................      35,000    --        --

  The following table sets forth the status of all outstanding options at November 30, 1997:

                                                   EXERCISABLE IN TOTAL OPTIONS
      OPTION PRICE                       OPTIONS    THE NEXT ONE  AUTHORIZED AND
      PER SHARE                        EXERCISABLE TO FOUR YEARS   OUTSTANDING
      ------------                     ----------- -------------- --------------
      $20.0000.......................     16,575          --          16,575
      $18.1250.......................        --        20,000         20,000
      $12.2500.......................        500          --             500
      $11.9375.......................      6,750        2,250          9,000
      $ 9.3750.......................      6,500          --           6,500
      $ 9.0000.......................        500        1,500          2,000
      $ 8.8800.......................     57,820          --          57,820
      $ 8.6880.......................        --       380,000        380,000
      $ 8.5000.......................      7,500        7,500         15,000
      $ 7.9380.......................        --        28,000         28,000
      $ 7.8750.......................     15,000          --          15,000
      $ 7.1250.......................      8,250       32,250         40,500
      $ 6.8750.......................     15,000          --          15,000
      $ 6.8125.......................     20,587                      20,587
                                         -------      -------        -------
                                         154,982      471,500        626,482
                                         =======      =======        =======

  335,388 and 310,140 options were exercisable as of November 30, 1996 and 1995 respectively.

  The weighted average exercise price was $9.10 and the weighted average remaining contractual life was 7.15 years for all outstanding options as of November 30, 1997.

  Transactions in stock options under these plans are summarized as follows:

                                                         SHARES
                                                         UNDER
                                                         OPTION    PRICE RANGE
                                                        --------  -------------
      Outstanding, November 30, 1994...................  542,528  $6.81- $20.00
      Granted..........................................   35,000  $8.50
      Exercised........................................      --
      Canceled or expired..............................  (95,187) $6.81- $20.00
                                                        --------
      Outstanding, November 30, 1995...................  482,341  $6.81- $20.00
      Granted..........................................   45,000  $7.13- $ 9.00
      Exercised........................................   (5,000) $8.75
      Canceled or expired..............................  (70,087) $6.81- $20.00
                                                        --------
      Outstanding, November 30, 1996...................  452,254  $6.81- $20.00
      Granted..........................................  468,000  $7.94- $ 8.69
      Exercised........................................ (235,547) $6.81- $ 9.38
      Canceled or expired..............................  (58,225) $6.81- $20.00
                                                        --------
      Outstanding, November 30, 1997...................  626,482  $6.81- $20.00
                                                        ========
                                                         SHARES
                                                        --------
      Reserved for the granting of new options:
      November 30, 1995................................   95,462
      November 30, 1996................................   98,774
      November 30, 1997................................  133,274

  Effective December 1, 1996, the Company adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the existing stock option plans under the provisions of this statement. The Company continues to account for stock options at their intrinsic value under the provisions of APBO No. 25, which is allowed under SFAS No. 123. Under APBO No. 25, because the option terms are fixed and the exercise price of employee stock options equals the market price on the date of grant, no compensation expense is recorded. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below:

     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                  1997               1996
                                            -----------------  -----------------
                                               AS       PRO       AS       PRO
                                            REPORTED   FORMA   REPORTED   FORMA
                                            --------  -------  --------  -------
   Earnings (loss) before extraordinary
    loss and estimated fair value of the
    year's option grants................... $ 3,980   $ 3,980  $(2,009)  $(2,009)
   Estimated fair value of the year's
    option grants..........................     --       (308)     --        (30)
                                            -------   -------  -------   -------
   Earnings (loss) before extraordinary
    loss...................................   3,980     3,672   (2,009)   (2,039)
   Extraordinary loss on debt
    extinguishment.........................  (1,886)   (1,886)     --        --
                                            -------   -------  -------   -------
   Net earnings (loss)..................... $ 2,094   $ 1,786  $(2,009)  $(2,039)
                                            =======   =======  =======   =======
   Preferred stock dividends ($1.94 per
    share)................................. $(1,512)  $(1,512) $(1,543)  $(1,543)
   Earnings (loss) applicable to common
    stock.................................. $   582   $   274  $(3,552)  $(3,582)
   Earnings (loss) per common share:
     Primary
       Before extraordinary loss........... $  0.31   $  0.26  $ (0.45)  $ (0.45)
       Extraordinary loss on debt
        extinguishment.....................   (0.23)    (0.23)     --        --
                                            -------   -------  -------   -------
       Net earnings (loss)................. $  0.07   $  0.03  $ (0.45)  $ (0.45)
                                            =======   =======  =======   =======
       Weighted average number of shares
        outstanding........................   8,083     8,083    7,981     7,981
                                            =======   =======  =======   =======
     Fully diluted
       Before extraordinary loss........... $  0.27   $  0.24  $ (0.45)  $ (0.45)
       Extraordinary loss on debt
        extinguishment.....................   (0.21)    (0.21)     --        --
                                            -------   -------  -------   -------
       Net earnings (loss)................. $  0.06   $  0.03  $ (0.45)  $ (0.45)
                                            =======   =======  =======   =======
       Weighed average number of shares
        outstanding........................   9,067     9,067    7,981     7,981
                                            =======   =======  =======   =======

For purposes of pro forma disclosures, the estimated fair value of the options (stock-based compensation) is amortized to expense on a straight-line basis over the options' vesting period. The pro forma information above only includes the effects of 1997 and 1996 grants. As such, the impacts are not necessarily indicative of the effects on reported net income of future years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996:

                            ASSUMPTIONS                         1997     1996
                            -----------                        -------  -------
      Dividend yield..........................................     --       --
      Risk free interest rate.................................    6.38%    5.29%
      Expected life of options................................ 5 years  5 years
      Expected volatility.....................................   38.76%   39.91%
      Estimated fair value of options granted per share.......   $8.61    $7.21

10. COMMON AND PREFERRED STOCK

  Changes in common stock and common treasury stock are shown below:

                                                                    COMMON
                                               COMMON STOCK     TREASURY STOCK
                                             -----------------  ---------------
                                              SHARES   AMOUNT   SHARES   AMOUNT
                                             --------- -------  -------  ------
   Balance, November 30, 1994............... 7,949,000 $19,410  106,000  $1,887
   Redemption of preferred stock............       --      --   (59,000) (1,057)
   Employee termination benefits............       --      --   (24,000)   (427)
   RSP Diversification......................       --      --    (8,000)   (139)
   Other....................................       --       (1)  (2,000)    (33)
                                             --------- -------  -------  ------
   Balance, November 30, 1995............... 7,949,000  19,409   13,000     231
   Stock options exercised..................     5,000      43      --      --
   Employee termination benefits............       --      --    (1,000)    (11)
   Other....................................       --      --    (1,000)    (28)
                                             --------- -------  -------  ------
   Balance, November 30, 1996............... 7,954,000  19,452   11,000     192
   Stock options exercised..................   278,000   1,706      --      --
   Shares purchased.........................       --      --     8,000     105
   Other....................................       --      --   (10,000)   (157)
                                             --------- -------  -------  ------
   Balance, November 30, 1997............... 8,232,000 $21,158    9,000  $  140
                                             ========= =======  =======  ======

  Changes in redeemable convertible preferred stock and related treasury stock are shown below:

                                                                  PREFERRED
                                                PREFERRED STOCK TREASURY STOCK
                                                --------------- ---------------
                                                SHARES  AMOUNT  SHARES   AMOUNT
                                                ------- ------- -------  ------
   Balance, November 30, 1994.................. 960,000 $24,000 130,000  $3,262
   Shares redeemed.............................     --      --   29,000     720
   RSP Contributions...........................     --      --   (8,000)   (198)
                                                ------- ------- -------  ------
   Balance, November 30, 1995.................. 960,000  24,000 151,000   3,784
   Shares redeemed.............................     --      --   31,000     771
   RSP Contributions...........................     --      --  (15,000)   (384)
                                                ------- ------- -------  ------
   Balance, November 30, 1996.................. 960,000  24,000 167,000   4,171
   Shares redeemed.............................     --      --   48,000   1,197
   RSP Contributions...........................     --      --  (26,000)   (650)
                                                ------- ------- -------  ------
   Balance, November 30, 1997.................. 960,000 $24,000 189,000  $4,718
                                                ======= ======= =======  ======

  On July 10, 1989, the Company sold 960,000 shares of redeemable convertible preferred stock (the "Preferred Stock") to the Trust of the Company's RSP at the liquidation value of $25 per share or $24,000. The Preferred Stock has a dividend rate of 7.75%. The Trustees who hold the Preferred Stock may elect to convert each preferred share to one common share in the event of redemption by Tokheim, certain consolidations or mergers of Tokheim, or a redemption by the Trustees which is necessary to provide for distributions under the RSP. A participant may elect to receive a distribution from the RSP in cash or common stock. If redeemed by the Trustees, the Company is responsible for purchasing the Preferred Stock at the $25 floor value. The Company may elect to pay the redemption price in cash or an equivalent amount of common stock. Due to the redemption characteristics of the stock, the aggregate amount of future redemptions for the next five years cannot be determined. See Note 16 for further discussions on the Company's Preferred Stock.

11. EARNINGS PER SHARE

  Primary earnings (loss) per share is based on the weighted average number of shares outstanding during each year and the assumed exercise of dilutive employees' stock options, less the number of treasury shares assumed to be purchased from the proceeds using the average market price of the Company's common stock.

  In addition to the primary earnings per share computation, the fully diluted earnings per share computation assumes conversion of the Company's Preferred Stock into common stock and further adjusts net earnings for the additional ESOP compensation expense resulting from the absence of the Preferred Stock dividends available to fund the ESOP.

  The following table presents the share information necessary to calculate earnings (loss) per share for fiscal years ended November 30, 1997, 1996, and 1995:

                                                                    PRIMARY
                                                               -----------------
                                                               1997  1996  1995
                                                               ----- ----- -----
Shares outstanding:
  Weighted average outstanding................................ 8,044 7,939 7,893
  Share equivalents...........................................    39    42    18
                                                               ----- ----- -----
  Adjusted outstanding........................................ 8,083 7,981 7,911
                                                               ===== ===== =====
                                                                 FULLY DILUTED
                                                               -----------------
                                                               1997  1996  1995
                                                               ----- ----- -----
Shares outstanding:
  Weighted average outstanding................................ 8,044 7,939 7,893
  Share equivalents...........................................    77    42    18
  Weighted conversion of preferred stock......................   946   --  1,589
                                                               ----- ----- -----
  Adjusted outstanding........................................ 9,067 7,981 9,500
                                                               ===== ===== =====


  The AICPA issued SOP 93-6, Employers' Accounting for Employee Stock Ownership Plans, in November 1993. As allowed by that statement, the Company has elected to continue its current accounting practices for the ESOP which are based on SOP 76-3 and subject to consensuses of the Emerging Issues Task Force of the Financial Accounting Standards Board. Dividends paid on Preferred Stock are deducted for EPS computations and Preferred Stock that has not been allocated to participants' accounts is assumed to be outstanding based on the stated conversion ratio of one-for-one. Preferred Stock that has been allocated to participants' accounts is included in the computation of EPS based on the period-end closing price or the weighted average market value of the Company's common stock relative to the $25 liquidation value of the Preferred Stock. The number of unallocated shares of Preferred Stock at November 30, 1997 and 1995 were 295,750 and 454,601, respectively. The number of allocated shares of Preferred Stock at November 30, 1997 and 1995 were 488,947 and 365,843, respectively. The allocated shares of Preferred Stock were converted using $18.813 at November 30, 1997 and $8.047 at November 30, 1995.

  For 1996, fully diluted earnings per share is considered to be the same as primary earnings per share, since the effect of common stock equivalents and certain potentially dilutive securities would be antidilutive.

  As stated in Note 1, the Company will be required to retroactively adopt the provisions of SFAS No. 128 when it reports its operating results for the quarter ended February 28, 1998. In addition, during 1998, the Company will convert its preferred shares at a one-to-one ratio instead of the pro rated approach described above. This change is due to the Company having the ability and intent to make ESOP distributions in cash instead of in the Company's common stock which has been the historical practice as described above. The weighted average number of common shares outstanding for 1997 calculated under the provisions of SFAS No. 128 are 8,042 for basic and 9,005 for diluted. EPS for 1997 calculated pursuant to SFAS No. 128 is $0.07 for basic and $0.06 for diluted.

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  Quarterly financial information for 1997 and 1996 is as follows:

                                           1997
                         -------------------------------------------------------
                           1ST        2ND        3RD         4TH
                         QUARTER    QUARTER    QUARTER     QUARTER       TOTAL
                         -------    -------    -------     --------     --------
Net sales............... $92,024    $95,857    $91,781     $105,807     $385,469
Cost of products sold
 (A)....................  70,391     70,379     68,667       74,495      283,932
Earnings before
 extraordinary item.....     126      1,210        152        2,493        3,980
Extraordinary loss on
 debt extinguishment....     --         --         --        (1,886)      (1,886)
Net earnings............     126(B)   1,210(C)     152 (D)      607 (E)    2,094
Earnings (loss) per
 share:
 Primary:
  Before extraordinary
   item.................   (0.03)      0.10      (0.03)        0.26         0.31
  Extraordinary loss on
   debt extinguishment..     --         --         --         (0.23)       (0.23)
  Net earnings (loss)...   (0.03)      0.10      (0.03)        0.03         0.07
 Fully dilutive:
  Before extraordinary
   item.................   (0.03)      0.08      (0.03)        0.23         0.27
  Extraordinary loss on
   debt extinguishment..     --         --         --         (0.20)       (0.21)
  Net earnings (loss)...   (0.03)      0.08      (0.03)        0.03         0.06

--------
(A) Includes product development expenses and excludes depreciation and amortization.
(B) Includes $500 of interest income recorded on specified loss liability tax claims.
(C) Increase attributable to (i) high sales levels and reduced manufacturing costs due to the consolidation of manufacturing facilities in France and
    (ii) a reduction of Company personnel in the U.S., which translated into a reduction of the postretirement benefit liability.
(D) Includes a $530 gain on the sale of foreign currency option agreements.
(E) Includes an income adjustment in the amount of $955, increasing goodwill for a materials supply contract between Sofitam and a previously affiliated company. This amount was offset by a $894 charge recorded for licensed technology that was determined to have minimal value.

                                               1996
                            ---------------------------------------------------
                              1ST      2ND     3RD          4TH
                            QUARTER  QUARTER QUARTER     QUARTER(A)     TOTAL
                            -------  ------- -------     ----------    --------
Net sales.................  $49,548  $57,620 $59,044      $113,521     $279,733
Cost of products sold (B).   37,805   43,546  45,222        83,650      210,223
Net earnings (loss).......     (613)     486     (37)(C)    (1,845)(D)   (2,009)
Earnings (loss) per share:
 Primary:
  Net earnings (loss).....    (0.13)    0.01   (0.05)        (0.28)       (0.45)
 Fully dilutive:
  Net earnings (loss).....    (0.13)    0.01   (0.05)        (0.28)       (0.45)

--------
(A) Includes the results of operations, for the three-month period ended November 30, 1996, of Sofitam.
(B) Includes product development expenses and excludes depreciation and amortization.
(C) Includes approximately $254 charged to operations for employee termination benefits related to corporate restructuring resulting from the acquisition of Sofitam and $669 related to a litigation settlement.
(D) Includes approximately $387 charged to operations for employee termination benefits related to corporate restructuring resulting from the acquisition of Sofitam, $455 for various other acquisition charges, $780 for product/service exit costs and $866 for a legal settlement and a possible adverse outcome related to Pension Benefit Guaranty Corporation inquiries.

13. INCOME TAXES

  Earnings (loss) before income taxes and extraordinary loss consists of the following:

                                                         1997   1996     1995
                                                        ------ -------  -------
      Domestic......................................... $4,209 $  (542) $ 8,946
      Foreign..........................................    988    (687)  (5,676)
                                                        ------ -------  -------
                                                        $5,197 $(1,229) $ 3,270
                                                        ====== =======  =======

  Income tax provision (benefit) consists of the following:

                                                             1997  1996   1995
                                                            ------ -----  -----
      Current:
        Federal............................................ $  240 $(460) $(272)
        State..............................................    311   277    249
        Foreign............................................    652   906    132
      Deferred:
        Foreign............................................     14    57    (70)
                                                            ------ -----  -----
          Total tax provision.............................. $1,217 $ 780  $  39
                                                            ====== =====  =====

  A reconciliation of the reported tax expense (benefit) and the amount computed by applying the statutory U.S. federal income tax rate of 35% to earnings (loss) before income taxes and extraordinary loss is as stated below.

                                                         1997    1996    1995
                                                        ------  ------  -------
      Computed "expected" tax expense (benefit).......  $1,819  $ (430) $ 1,144
      Increase (decrease) in taxes resulting from:
        State income taxes net of federal tax benefit.     202     180      162
        Tax effect of dividends paid on stock held in
         the RSP......................................    (529)   (540)    (553)
        Adjustments to prior year accruals and
         refunds......................................    (600)   (111)    (572)
        Difference in foreign and U.S. tax rates......     (99)    (78)      (6)
        Increase (decrease) in valuation allowance
         before effect of stock options and
         Extraordinary loss...........................    (525)    316   (2,250)
        Foreign losses with no current tax benefit:      1,016   1,201    1,985
        Repatriation of foreign earnings..............     --      125       41
        Miscellaneous items, net......................     (67)    117       88
                                                        ------  ------  -------
      Provision at effective tax rate.................  $1,217  $  780  $    39
                                                        ======  ======  =======

  The components of the deferred tax assets and liabilities as of November 30, 1997 and 1996 are as stated below. The tax benefit of $660 related to the extraordinary loss on the debt extinguishment has been fully offset by an increase in the valuation allowance.

                                                               1997      1996
                                                             --------  --------
   Gross deferred tax assets:
     Accounts receivable.................................... $    346  $    215
     Employee compensation and benefit accruals.............    6,733     7,107
     Workers' compensation and other claims.................      603       242
     Other..................................................       24        14
     Warranty accrual.......................................      978     1,032
     Environmental liability................................      232       322
     Net operating loss carryforwards.......................    8,634     7,137
     Alternative minimum tax credit.........................      378       331
     Valuation allowance....................................  (14,907)  (14,885)
                                                             --------  --------
       Total deferred tax asset............................. $  3,021  $  1,515
                                                             ========  ========

                                                              1997      1996
                                                            --------  --------
   Gross deferred tax liabilities:
     Property, plant and equipment......................... $  1,322  $  1,158
     Pension assets........................................      700       524
     Inventory.............................................      476      (707)
     Investment in property................................      207       214
     Foreign earnings not permanently invested.............      327       327
     Foreign exchange......................................       28       235
     Export sales provision................................      303       288
                                                            --------  --------
       Total deferred tax liability........................    3,363     2,039
                                                            --------  --------
   Net deferred tax liability.............................. $   (342) $   (524)
                                                            ========  ========

  For U.S. federal income tax purposes, the net operating loss ("NOL") carryover amounts to $24,669 which will expire from 2006 to 2008. For purposes of the Alternative Minimum Tax ("AMT"), the NOL carryover is $10,561 and the credit carryforwards total $378. During 1997, $1,500 of the NOL was used.

  At November 30, 1997, the Company recorded a net deferred tax asset of $14.9 million, which was offset in full by a valuation allowance due largely to uncertainties associated with the Company's ability to fully use these tax benefits. The Company is continuing to evaluate the likelihood that all or part of the deferred tax asset will be realized through the generation of future taxable earnings. If, in the future, the Company is able to generate sufficient levels of taxable income, the valuation allowance will be adjusted accordingly.

14. GEOGRAPHICAL SEGMENTS

  Domestic and foreign operations information for 1997, 1996, and 1995 is as follows:

                                                   1997       1996       1995
                                                 ---------  ---------  --------
      Net sales--unaffiliated customers:
        North America........................... $ 139,928  $ 147,763  $137,470
        Export..................................    46,529     38,541    36,238
        Europe..................................   176,402     80,370    37,068
        Africa..................................    22,610     13,059    10,797
                                                 ---------  ---------  --------
                                                 $ 385,469  $ 279,733  $221,573
                                                 =========  =========  ========
      Inter-area sales eliminations:
        North America........................... $   8,432  $   9,471  $ 10,778
                                                 =========  =========  ========
        Europe.................................. $   3,660  $   1,100  $     47
                                                 =========  =========  ========
        Africa.................................. $     286  $     510       --
                                                 =========  =========  ========
      Operating income (loss):
        North America........................... $   5,557  $     494  $  8,812
        Europe..................................    10,259      2,649    (4,232)
        Africa..................................     1,444        633       165
        Adjustments and eliminations............     3,385      2,580     1,066
                                                 ---------  ---------  --------
                                                 $  20,645  $   6,356  $  5,811
                                                 =========  =========  ========
      Identifiable assets:
        North America........................... $ 207,209  $ 216,989  $121,044
        Europe..................................   169,110    186,372    22,914
        Africa..................................    14,448     14,955     7,025
        Adjustments and eliminations............  (100,148)  (108,455)  (26,651)
                                                 ---------  ---------  --------
                                                 $ 290,619  $ 309,861  $124,332
                                                 =========  =========  ========

  The Company's foreign operations are located in: Canada; Belgium; France; Germany; Italy; Spain; Switzerland; the Netherlands; United Kingdom; Cameroon; Ivory Coast; Morocco; Senegal; South Africa; and Tunisia. Transfers between geographical areas are at cost plus an incremental amount intended to provide a reasonable profit margin to the selling enterprises.

15. ALLOWANCE FOR DOUBTFUL ACCOUNTS

  Changes in the allowance for doubtful accounts are as follows:

                                                         1997    1996    1995
                                                        ------  ------  ------
      Balance, beginning of year....................... $  904  $1,150  $1,295
      Sofitam acquisition adjustments..................    350     --      --
      Charged to operations............................    192     667     367
      Uncollectible accounts written off, less
       recoveries......................................    (34)   (900)   (519)
      Foreign currency translation adjustments.........    (20)    (13)      7
                                                        ------  ------  ------
        Balance, end of year........................... $1,392  $  904  $1,150
                                                        ======  ======  ======

16. RETIREMENT PLAN COST

  The Company has several retirement plans covering most employees, including certain employees in foreign countries. Charges to operations for the cost of the Company's retirement plans, including the RSP, were $2,625, $3,052 and $3,054 in 1997, 1996 and 1995, respectively.

  Defined Benefit Plans (U.S.)--The Company maintains two noncontributory defined benefit pension plans which cover certain union employees. The Company's funding to the plans is equal to the minimum contribution required by the Internal Revenue Code. The benefits are based upon a fixed benefit rate and years of service. Future benefits under these plans were frozen as of December 31, 1990, at which time the plans' participants became eligible to participate in the RSP.

  The following table sets forth the aggregate defined benefit plans' funded status and amounts reflected in the accompanying consolidated balance sheets as of November 30, 1997 and 1996:

                                             ASSETS EXCEED     ACCUMULATED
                                              ACCUMULATED       BENEFITS
                                               BENEFITS       EXCEED ASSETS
                                             --------------  ----------------
                                              1997    1996    1997     1996
                                             ------  ------  -------  -------
   Actuarial present value of accumulated
    plan benefits:
     Vested................................. $1,470  $1,592  $ 9,624  $10,046
     Non-vested.............................     80      89      662      703
                                             ------  ------  -------  -------
     Accumulated benefit obligations........ $1,550  $1,681  $10,286  $10,749
                                             ======  ======  =======  =======
   Projected benefit obligations............ $1,550  $1,681  $10,286  $10,749
   Plan assets at fair value, principally
    common stocks, bonds, and guaranteed
    investment contracts, including $1,160
    and $555 for 1997 and 1996,
    respectively, of the Company's common
    stock...................................  2,149   1,968    9,477    8,424
                                             ------  ------  -------  -------
   Plan assets in excess of (less than)
    projected benefit obligations...........    599     287     (809)  (2,325)
   Unrecognized net loss....................    238     520    2,262    3,360
   Unrecognized net assets at December 1,
    1991 and 1990 being recognized over 15
    years...................................   (202)   (231)     (89)    (112)
   Adjustment required to recognize minimum
    liability...............................    --      --    (2,173)  (3,248)
                                             ------  ------  -------  -------
   Prepaid pension cost (pension liability)
    recognized in the consolidated balance
    sheet................................... $  635  $  576  $  (809) $(2,325)
                                             ======  ======  =======  =======

  The net periodic pension expense amounts were based on the following actuarial assumptions:

                                                     ASSETS EXCEED  ACCUMULATED
                                                      ACCUMULATED    BENEFITS
                                                       BENEFITS    EXCEED ASSETS
                                                     ------------- -------------
                                                      1997   1996   1997   1996
                                                     ------ ------ ------ ------
   Discount rate on plan liabilities................  7.25%  7.00%  7.25%  7.00%
   Rate of return on plan assets....................  8.00%  8.00%  8.00%  8.00%

  The Company has recorded an additional minimum pension liability for the underfunded plan of $2,173 and $3,248 at November 30, 1997 and 1996, respectively, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities.

  The net periodic pension cost of U.S. defined benefit plans for 1997, 1996, and 1995 includes the following components:

                                                      1997     1996     1995
                                                     -------  -------  -------
   Interest cost on projected benefit obligations... $   844  $   842  $   857
   Return on plan assets............................  (1,739)  (1,204)  (1,138)
   Net amortization and deferral....................   1,056      619      558
                                                     -------  -------  -------
   Net periodic pension expense..................... $   161  $   257  $   277
                                                     =======  =======  =======

  Defined Benefit Plans (Foreign)--Certain French Sofitam subsidiaries offer unfunded defined benefit plans that cover all employees and provide lump-sum benefit payments upon retirement unless employment is terminated prior to retirement age. The following table sets forth the actuarial valuation information required to be presented under U.S. GAAP for 1997 and 1996:

                                                               1997     1996
                                                              -------  -------
   Actuarial present value of accumulated plan benefits
     Vested.................................................      --       --
     Non-vested.............................................  $ 2,178  $ 2,115
                                                              -------  -------
     Accumulated benefit obligations........................    2,178    2,115
     Effect of future salary increases......................    1,086    1,187
                                                              =======  =======
     Projected benefit obligation...........................  $ 3,264  $ 3,302
   Plan assets at fair value                                      --       --
                                                              -------  -------
     Funded status..........................................   (3,264)  (3,302)
     Amortization of unrecognized net transition obligation.      692      909
     Unrecognized net (gain) loss...........................      324      136
                                                              -------  -------
     Prepaid pension cost (pension liability)...............  $(2,248) $(2,257)
                                                              =======  =======
   The net periodic pension expense amounts were based on
    the following actuarial assumptions:
   *Discount rate...........................................     6.00%    6.58%
   *Salary growth percentage................................     3.50%    4.00%
   The net periodic pension cost of the foreign defined
    benefit plans includes the following components:
   Service cost.............................................  $   222  $   207
   Interest cost on projected benefit obligation............      201      219
   Amortization.............................................      114      120
                                                              -------  -------
     Net periodic pension cost..............................  $   537  $   546
                                                              =======  =======


   Pension liability recognized in the balance sheet:
     Accrued pension........................................  $(2,257)
     Allowances paid during the year........................      285
     1997 net periodic pension cost.........................     (537)
                                                              -------
     Accrued pension........................................  $(2,509)
                                                              =======

--------
*  In France

  The information presented above was calculated based on actuarial valuations of the plans as of August 31, 1997 and 1996, which approximates that as of November 30, 1997 and 1996, respectively. The Company's other foreign retirement plans represent an insignificant portion of the Company's total retirement plans.

  Defined Contribution Plan (U.S.)--The RSP covers substantially all U.S. employees of Tokheim and includes a common and preferred stock ESOP, which provide a retirement contribution of 2% (of salary) for factory and office employees, and 1.5% for all other participants in the plan and a matching contribution of at least two-thirds of the first 6% of employee contributions. The matching contribution can increase to 150% of the first 6% of contributions, depending on the performance of the Company. See Note 11 for a discussion of the Company's accounting for the ESOP pursuant to SOP 76-3.

  The number of shares of Preferred Stock in the RSP at November 30, 1997 and 1996 was 793,160 and 771,263 respectively, at a cost of $25 per share. The number of common shares in the RSP at November 30, 1997 and 1996 was 137,645 and 25,305, respectively, at an average cost of $18.22 and $17.14 per share. The dividend yield on the Preferred Stock is 7.75%, and the conversion rate is one share of Preferred Stock to one share of common stock. Each year, approximately 8% of the Preferred Stock held by the plan is allocated to participants' accounts. The Company has guaranteed the RSP loans as described in Note 7. A like amount entitled "Guaranteed Employees' Stock Ownership Plan
(RSP) obligation" is recorded as a reduction of shareholders' equity. As the Company makes contributions to the RSP, these contributions, plus the dividends paid on the Company's preferred and common stock held by the RSP, are used to repay the loans. As the principal amounts of the loans are repaid, the "Guaranteed Employees' Stock Ownership Plan (RSP) obligation" in the equity and liability sections of the balance sheet is reduced accordingly. Company contributions in excess of dividends are allocated to interest and compensation expense on a basis proportional to the required debt service on RSP loans. Amounts allocated to interest expense were $631, $715, and $832 for 1997, 1996 and 1995 respectively.

                                                            1997   1996   1995
                                                           ------ ------ ------
      Interest expense incurred by the Plan Trust(s) on
       RSP debt........................................... $  710 $1,075 $1,265
      Company contributions to the RSP....................  2,464  2,541  2,300
      Dividends on preferred stock used for debt service
       by the RSP.........................................  1,512  1,543  1,580

17. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  The Company provides defined benefit postretirement health and life insurance benefits to most of its U.S. employees. Covered employees become eligible for these benefits at retirement, after meeting minimum age and service requirements. The Company continues to fund benefits on a pay-as-you-go basis, with some retirees paying a portion of the costs.

  The accumulated postretirement benefit obligation as of November 30, 1997 and 1996 consisted of unfunded obligations as follows:

                                                                 1997     1996
                                                                -------  -------
      Retirees and dependents.................................. $ 6,890  $ 8,220
      Fully eligible active plan participants..................     708    1,088
      Other active plan participants...........................   4,588    7,742
                                                                -------  -------
        Total accumulated postretirement benefit obligation....  12,186   17,050
      Unrecognized net gain (loss).............................   3,092   (1,531)
                                                                -------  -------
      Accrued postretirement benefit cost......................  15,278   15,519
      Less current portion.....................................    (900)    (739)
                                                                -------  -------
                                                                $14,378  $14,780
                                                                =======  =======

  Net postretirement benefit cost for 1997, 1996 and 1995 includes the following components:

                                                            1997   1996   1995
                                                           ------ ------ ------
      Service cost........................................ $  323 $  603 $  422
      Interest cost on accumulated postretirement benefit
       obligation.........................................    860  1,108  1,034
      Amortization (gain) loss............................    --     --      25
                                                           ------ ------ ------
      Net postretirement benefit cost..................... $1,183 $1,711 $1,431
                                                           ====== ====== ======

  The assumptions used to develop the net postretirement benefit expense and the present value of benefit obligations are as follows:

                                                                     1997  1996
                                                                     ----- -----
      Discount rate................................................. 7.25% 7.00%
      Health care cost trend rate for the next year................. 6.50% 9.00%

  The health care cost trend rate used to value the accumulated postretirement benefit obligation is assumed to decrease gradually to an ultimate rate of 4.5% in 2005. A 1% increase in this annual trend rate would increase the accumulated postretirement benefit obligation as of November 30, 1997 by approximately $1,500 and the combined service and interest components of the annual net post-retirement health care cost by approximately $180.

18. CONTINGENT LIABILITIES

  The Company is defending various claims and legal actions which are common to its operations. These legal actions primarily involve claims for damages arising out of the Company's manufacturing operations, including environmental actions, patent infringement, product liability matters and various contract and employment matters.

  Environmental Matters--The Company's operations and properties are subject to a variety of complex and stringent federal, state, and local laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees. As such, the nature of the Company's operations exposes it to the risk of claims with respect to such matters. There can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Based upon its experience to date, the Company believes that the future cost of compliance with existing environmental laws and regulations, and liability for known environmental claims pursuant to such laws and regulations, will not have a material adverse effect on the Company's business, financial condition or results of operations. However, future events, such as new information, changes in existing laws and regulations or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

  The U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the releases and for damages to natural resources. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury or property damages allegedly caused by the hazardous substances released into the environment. In addition, where the Company has sold properties used in its prior manufacturing operations, it may have contractual obligations to the new owner to remediate environmental contamination on the site arising from prior operations.

  The Company also generates or has in the past generated waste, including hazardous waste, that is subject to the federal Reserve Conservation and Recovery Act ("RCRA") and comparable state statutes. The U.S. Environmental Protection Agency ("EPA") and various state agencies have promulgated regulations that limit the disposal options for certain hazardous and nonhazardous waste. Such regulations may also require corrective action with respect to contamination of facilities caused by the past handling of industrial waste.

  The Company has been named as a potentially responsible party ("PRP") under CERCLA or similar state Superfund laws at three sites: the Fort Wayne Reduction Site in Fort Wayne, Indiana; the Moyer Landfill Site in Collegeville, Pennsylvania; and the I. Jones Recycling Site in Fort Wayne, Indiana. The Company believes that the clean ups at these three sites are largely complete and that the Company has paid, or has currently accrued on its balance sheet sufficient funds to pay, any liabilities it may have associated with the clean up of these sites. The Company also owns or leases, and has in the past owned or leased, numerous properties that for many years have been used in industrial and manufacturing operations. Although the Company has in the past utilized operating and disposal practices that were standard for the industry at the time, hazardous substances may have been disposed of or released on or under the properties owned or leased by the Company, or on or under other locations where such wastes have been taken for disposal. The Company currently owns a facility near Atlanta, Georgia that was previously used to refurbish gasoline dispensers. As part of this operation, chlorinated solvents were inadvertently released to the soil and groundwater through the facility septic system. Migration of these releases has caused solvent concentrations above background levels in the groundwater under an adjacent residential property. The Company has completed the cleanup of this release under the oversight of the Georgia Environmental Protection Division of the Georgia Department of Natural Resources, and is currently monitoring the property to ensure that additional cleanup work is not necessary.

  The Company is also involved in one lawsuit with respect to environmental liabilities under an indemnity provision of a sale agreement concerning the sale of the die casting facility of a former subsidiary to a third party. Negotiations with the other party to settle this matter to avoid litigation expenses ceased when the other party could not show its expenses were a direct result of environmental matters related to the indemnity agreement. Discovery is now being conducted in this matter.

  Total amounts included in accrued expenses related to environmental matters were $990 and $878 at November 30, 1997 and 1996, respectively. During 1995, the Company settled two actions with the Environmental Protection Agency ("EPA"). One matter the Company settled for $627 as part of a global settlement with other PRPs, and the Company recorded the liability in full at November 30, 1994. The government approved this settlement in late 1997, and the Company paid one-half of the settlement amount in December 1997. The remaining half is due in 12 months. The Company is pursuing recovery of these amounts from its insurance carriers. In the other action, the Company settled as a participating generator as part of a global settlement. The Company provided a letter of credit in the amount of $148 to cover its projected future costs. In 1996, this letter of credit was reduced to $43. This action is still pending with respect to EPA oversight costs and potential natural resource damages owed to the state of Indiana. Settlement negotiations are ongoing with respect to the natural resource damages. The matter regarding EPA oversight costs is on appeal to the U.S. Court of Appeals for the 7th Circuit. Management believes that the letter of credit of $43 is adequate to cover any future cost to the Company relating to this matter.

  Product Liability and Other Matters--The Company is subject to various other legal actions arising out of the conduct of its business, including actions relating to product liability, and claims for damages alleging violations of federal, state, or local statutes or ordinances dealing with civil rights, equal pay, and sex discrimination. Total amounts included in accrued expenses related to these actions were $1,330 and $382 at November 30, 1997 and 1996, respectively. The Company is also seeking to recover in excess of $1.0 million from its former outside legal firm for malpractice in handling a litigation matter for the Company. In addition the Company appealed a jury verdict of $350 with respect to an equal pay act and sexual discrimination claim to the 7th U.S. Court of Appeals. The Company is awaiting a decision in this matter. In addition, during 1997, the

Company settled various product liabilities, patent infringement and other matters with aggregate settlement charges of approximately $150.

  The Company was a defendant in litigation filed by Gilbarco, Inc. ("Gilbarco"), which alleged infringement of patents on its vapor recovery system and certain vapor recovery improvements, blender, printed receipt severing and filter housing. Gilbarco also alleged violation of the North Carolina Fair Practice Claims Act. Gilbarco sought injunctions and treble unspecified damages. The Company, in addition to asserting other defenses, counterclaimed with an antitrust claim. The lawsuit was filed on August 3, 1995 and took place in federal court in the Middle District of North Carolina. The parties have signed a settlement agreement to license the disputed technology (the "Licensing Agreement"), effective as of December 1, 1997. The Licensing Agreement settles all outstanding issues related to the litigation, and on February 13, 1998, the court entered a consent judgment regarding the settlement. Under the License Agreement, the Company will pay a $3 million fixed royalty fee, payable in 12 quarterly installments, plus earned royalties for the use of the licensed technology. These royalties are estimated to total approximately $1.1 million annually.

  In the opinion of the Company, amounts accrued for awards or assessments in connection with these matters at this time are adequate, and the ultimate resolution of environmental, product liability, and other legal matters will not have a material effect on the Company's consolidated financial position, results of operations, or cash flows. The Company is not able to estimate accurately the additional loss or range of loss that is reasonably possible, in addition to the amounts accrued. The Company reassesses these matters as new facts and cases are brought to management's attention.

19. SUBSEQUENT EVENTS

  In December 1997, the Company acquired MSI, a Colorado corporation. MSI develops and distributes retail automation systems (including POS software), primarily for the convenience store stations, petroleum dispensing and fast food service industries. The Company paid the MSI shareholders an initial amount of $12.0 million. The Company is also obligated to make contingent payments of up to $13.2 million over the next 3 years based upon MSI's performance. The $13.2 million consists of $8.0 million of additional purchase price, $2.6 million related to a non-compete agreement, and $2.6 million of additional employee compensation. The $12.0 million amount was funded through the Company's existing Bank Credit Facility. The Company is in the process of valuing MSI's assets, which consist principally of in-process research and development, software and other intangibles. The Company estimates that it will incur a charge of approximately $5.9 million in the first quarter of 1998 for the write off of in-process research and development costs.

20. SHAREHOLDER RIGHTS PLAN

  On January 22, 1997, the Board of Directors of the Company approved the extension of the benefits afforded by the Company's then-existing rights plan by adopting a new shareholder rights plan. Pursuant to the new Rights Agreement, dated as of January 22, 1997, by and between the Company and Harris Bank and Trust Company, as Rights Agent, one Right was issued for each outstanding share of Common Stock upon the expiration of the Company's then-existing rights (February 9, 1997). Each of the new Rights entitle the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Preferred Stock at a price of $44.00 per one-thousandth of a share. The Rights will not become exercisable, however, unless and until, among other things, any person acquires 15% or more of the outstanding Common Stock or the Board of Directors of the Company determines that a person is an Adverse Person.

  A person who beneficially owns 10% or more of the outstanding Common Stock will be declared an Adverse Person if the Board of Directors determines (a) that such beneficial ownership is intended to cause the Company to repurchase the Common Stock beneficially owned by such person or to pressure the Company to take action or enter into transactions intended to provide such person with short-term financial gain that are not in the best long-term interests of the Company and its shareholders or (b) such beneficial ownership is causing or reasonably likely to cause a material adverse impact on the Company to the detriment of the Company's shareholders, employees, suppliers, customers or community. If a person acquires 15% or more of the outstanding Common Stock or is declared an Adverse Person (subject to certain conditions and exceptions more fully described in the Rights Agreement), each Right will entitle the holder (other than the person who acquired 15% or more of the outstanding Common Stock or is declared an Adverse Person) to purchase Common Stock having a market value equal to twice the exercise price of a Right. The new Rights are redeemable under certain circumstances at $0.01 per Right and will expire, unless earlier redeemed, on February 9, 2007.

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Shareholders and Directors, Tokheim Corporation:

  We have audited the accompanying consolidated balance sheet of Tokheim Corporation and Subsidiaries as of November 30, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended November 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tokheim Corporation and Subsidiaries as of November 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1997, in conformity with generally accepted accounting principles.

                                          Coopers & Lybrand L.L.P.

Fort Wayne, Indiana
January 23, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 DIRECTORS

  The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Stock Ownership" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

 EXECUTIVE OFFICERS

  The following table sets forth certain information and ages as of February 12, 1998 regarding each of Tokheim's executive officers:

NAME                   AGE                       POSITION
----                   ---                       --------
Douglas K. Pinner.....  57 Chairman of the Board, President and
                           Chief Executive Officer
John A. Negovetich....  52 Executive Vice President, Finance and Administration
Norman L. Roelke......  48 Vice President, Secretary and General Counsel
Jacques St. Denis.....  40 Executive Vice President, Operations
Scott A. Swogger......  45 President, Tokheim U.S.

  Douglas K. Pinner has been President and Chief Executive Officer of Tokheim since 1992, a Director since 1993 and Chairman of the Board since 1996. Previously, he was President of Slater Steels Fort Wayne Specialty Alloys, a wholly-owned subsidiary of Slater Industrial of Toronto, which manufactures stainless steel bar.

  John A. Negovetich has been Executive Vice President, Finance and Administration since 1998 and Chief Financial Officer since 1995. From 1996 to 1998, Mr. Negovetich was President, Tokheim North America. From 1993 to 1995, Mr. Negovetich was Vice President, Finance, Chief Financial Officer and a member of the Board of Ardco, Inc. From 1987 to 1992, he served as Vice President and Chief Financial Officer of Hawker-Siddeley Investments, Inc.

  Norman L. Roelke has been Vice President and General Counsel of Tokheim since 1994 and Secretary since 1995. From 1987 to 1994, Mr. Roelke served as the Company's Corporate Counsel.

  Jacques St. Denis has been Executive Vice President, Operations since 1998. From 1996 to 1998, he served as President and Director General of Tokheim-Sofitam S.A. (the Company subsidiary that was formerly Sofitam). During 1996, he served as Vice President, Tokheim International. From 1995 to 1996, Mr. St. Denis was Director of Export and International Operations for the Company. From 1994 to 1995, he was Tokheim's Director of Marketing, and from 1993 to 1994, he was Director of Worldwide Services. Previously, Mr. St. Denis served as Managing Director of European Operations, and National Sales and Marketing Director, USA, for Babson Brothers Company.

  Scott A. Swogger has been President, Tokheim U.S., since 1997. From 1995 to 1997, he served as Vice President, Quality Systems. From 1994 to 1995, he was Tokheim's Director of Quality Assurance. Previously, he served as the Company's Senior Manager of Quality Assurance.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  1. FINANCIAL STATEMENTS

  Included as outlined in Item 8 of Part II of this Report:

    Consolidated Statement of Earnings for each of the three years in the period ended November 30, 1997................................. Page 15
    Consolidated Statement of Cash Flows for each of the three years in the period ended November 30, 1997................................. Page 16
    Consolidated Balance Sheet as of November 30, 1997, and 1996....... Page 17
    Consolidated Statement of Shareholders' Equity..................... Page 19
    Notes to Consolidated Financial Statements......................... Page 20
    Independent Accountants' Report.................................... Page 44

  2. SUPPLEMENTAL DATA AND FINANCIAL STATEMENT SCHEDULES:

  Included as outlined in Item 8 of Part II of this Report:

    Quarterly Financial Information (unaudited) in Note 12 to the
     Consolidated Financial Statements................................. Page 34

  3(a). EXHIBITS

      EXHIBIT
      NUMBER                           DESCRIPTION
      -------                          -----------
      2        Stock Purchase Agreement, dated as of December 29, 1997
               between the Registrant and Arthur S. ("Rusty") Elston,
               Ronald H. Elston, Eric E. Burwell and Curt E. Burwell (in-
               corporated by reference to the Registrant's Current Report on Form 8-K, dated December 31, 1997).
      3.1      Restated Articles of Incorporation of the Registrant, as
               amended, as filed with the Indiana Secretary of State on
               February 5, 1997 (incorporated by reference to the Regis-
               trant's Annual Report on Form 10-K/A for the year ended
               November 30, 1996).
      3.2      Bylaws of the Registrant, as restated on July 12, 1995
               (incorporated by reference to the Registrant's Annual Re-
               port on Form 10-K/A, for the year ended November 30, 1995, filed November 20, 1996).
      4.1      Rights Agreement, dated as of January 22, 1997, between
               the Registrant and Harris Trust and Savings Bank, as
               Rights Agent (incorporated by reference to the Regis-
               trant's Current Report on Form 8-K, filed February 23,
               1997).
      4.2      Indenture, dated as of August 23, 1996, between the Regis-
               trant and Harris Trust and Savings Bank, as Trustee (in-
               corporated by reference to the Registrant's Current Report on Form 8-K, filed September 23, 1996).
      4.3      Credit Agreement, dated as of September 3, 1996, among the
               Registrant, certain subsidiaries of the Registrant (the
               "Borrowing Subsidiaries"), certain banks (the "Lenders")
               and NBD Bank, N.A. ("Agent") (the "Credit Agreement") (in-
               corporated by reference to the Registrant's Current Report on Form 8-K, filed September 6, 1996).
      4.4      Amendment No. 1 to Credit Agreement, dated as of May 15,
               1997.
      4.5      Amendment No. 2 to Credit Agreement, dated as of June 30,
               1997.
      4.6      Amendment No. 3 to Credit Agreement, dated as of September
               25, 1997.
      4.7      Amendment No. 4 to Credit Agreement, dated as of December
               29, 1997.
     10.1      Tokheim Corporation 1992 Stock Incentive Plan, established
               December 15, 1992 (incorporated by reference to the Regis-
               trant's Registration Statement on Form S-8, File No. 33-
               52167, dated February 4, 1994).
     10.2      Retirement Savings Plan for Employees of Tokheim Corpora-
               tion and Subsidiaries (incorporated by reference to Amend-
               ment No. 1 to the Registrant's Registration Statement on
               Form S-8, File No. 33-29710, dated August 1, 1989).
     10.3      Tokheim Corporation 1996 Key Management Incentive Bonus
               Plan (incorporated by reference to the Registrant's Report on Form 10-Q/A, for the quarter ended February 29, 1996,
               filed November 20, 1996).
     10.4      Employment Agreement, dated December 10, 1997, between the
               Registrant and Douglas K. Pinner.
     10.5      Employment Agreement, dated December 23, 1997, between the
               Registrant and John A. Negovetich.
     10.6      Employment Agreement, dated December 23, 1997, between the
               Registrant and Jacques St- Denis.
     10.7      Employment Agreement, dated December 23, 1997, between the
               Registrant and Norman L. Roelke.
     10.8      Employment Agreement, dated December 23, 1997, between the
               Registrant and Scott A. Swogger.

      EXHIBIT
      NUMBER                          DESCRIPTION
      -------                         -----------
     10.9      Technology License Agreement, effective as of December 1,
               1997, between Registrant and Gibarco, Inc.
     10.10     Tokheim Corporation 1997 Incentive Plan.
     10.11     Employment Agreement, dated December 31, 1997, between
               Management Solutions, Inc. and Arthur S. Elston.
     11        Statement Regarding Computation of Per Share Earnings.
     21        List of the Subsidiaries of the Registrant.
     23        Consent of Coopers & Lybrand L.L.P.
     27        Financial Data Schedule.

  (b) REPORTS ON FORM 8-K

  On January 15, 1998, the Company filed a Current Report on Form 8-K to report the Company's acquisition of MSI. The required financial statements and interim pro form information, which were unavailable at that time, were filed on February 13, 1998 on a Form 8-K/A.

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

                                          Tokheim Corporation

                                                /s/ Douglas K. Pinner
                                          By: _________________________________
                                                    Douglas K. Pinner
                                            Chairman of the Board, President,
                                               Chief Executive Officer and
                                                         Director

February 9, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


     /s/ Douglas K. Pinner           Chairman of the Board,         February 9, 1998
____________________________________   President and Chief
         Douglas K. Pinner             Executive Officer and
                                       Director

     /s/ John A. Negovetich          Executive Vice President,      February 9, 1998
____________________________________   Finance and Administration
         John A. Negovetich

  /s/ Gerald H. Frieling, Jr.        Vice Chairman of the Board     February 9, 1998
____________________________________   and Director
      Gerald H. Frieling, Jr.

    /s/ Walter S. Ainsworth          Director                       February 9, 1998
____________________________________
        Walter S. Ainsworth

    /s/ Robert M. Akin, III          Director                       February 9, 1998
____________________________________
        Robert M. Akin, III

       /s/ James K. Baker            Director                       February 9, 1998
____________________________________
           James K. Baker

        /s/ B. D. Cooper             Director                       February 9, 1998
____________________________________
            B. D. Cooper

     /s/ Richard W. Hansen           Director                       February 9, 1998
____________________________________
         Richard W. Hansen

  /s/ Dr. Winfred M. Phillips        Director                       February 9, 1998
____________________________________
      Dr. Winfred M. Phillips

       /s/ Iam M. Rolland            Director                       February 9, 1998
____________________________________
           Ian M. Rolland

                                 EXHIBIT INDEX

      EXHIBIT
      NUMBER                           DESCRIPTION
      -------                          -----------
      2        Stock Purchase Agreement, dated as of December 29, 1997
               between the Registrant and Arthur S. ("Rusty") Elston,
               Ronald H. Elston, Eric E. Burwell and Curt E. Burwell (in-
               corporated by reference to the Registrant's Current Report on Form 8-K, dated December 31, 1997).
      3.1      Restated Articles of Incorporation of the Registrant, as
               amended, as filed with the Indiana Secretary of State on
               February 5, 1997 (incorporated by reference to the Regis-
               trant's Annual Report on Form 10-K/A for the year ended
               November 30, 1996).
      3.2      Bylaws of the Registrant, as restated on July 12, 1995
               (incorporated by reference to the Registrant's Annual Re-
               port on Form 10-K/A, for the year ended November 30, 1995, filed November 20, 1996).
      4.1      Rights Agreement, dated as of January 22, 1997, between
               the Registrant and Harris Trust and Savings Bank, as
               Rights Agent (incorporated by reference to the Regis-
               trant's Current Report on Form 8-K, filed February 23,
               1997).
      4.2      Indenture, dated as of August 23, 1996, between the Regis-
               trant and Harris Trust and Savings Bank, as Trustee (in-
               corporated by reference to the Registrant's Current Report on Form 8-K, filed September 23, 1996).
      4.3      Credit Agreement, dated as of September 3, 1996, among the
               Registrant, certain subsidiaries of the Registrant (the
               "Borrowing Subsidiaries"), certain banks (the "Lenders")
               and NBD Bank, N.A. ("Agent") (the "Credit Agreement") (in-
               corporated by reference to the Registrant's Current Report on Form 8-K, filed September 6, 1996).
      4.4      Amendment No. 1 to Credit Agreement, dated as of May 15,
               1997.
      4.5      Amendment No. 2 to Credit Agreement, dated as of June 30,
               1997.
      4.6      Amendment No. 3 to Credit Agreement, dated as of September
               25, 1997.
      4.7      Amendment No. 4 to Credit Agreement, dated as of December
               29, 1997.
     10.1      Tokheim Corporation 1992 Stock Incentive Plan, established
               December 15, 1992 (incorporated by reference to the Regis-
               trant's Registration Statement on Form S-8, File No. 33-
               52167, dated February 4, 1994).
     10.2      Retirement Savings Plan for Employees of Tokheim Corpora-
               tion and Subsidiaries (incorporated by reference to Amend-
               ment No. 1 to the Registrant's Registration Statement on
               Form S-8, File No. 33-29710, dated August 1, 1989).
     10.3      Tokheim Corporation 1996 Key Management Incentive Bonus
               Plan (incorporated by reference to the Registrant's Report on Form 10-Q/A, for the quarter ended February 29, 1996,
               filed November 20, 1996).
     10.4      Employment Agreement, dated December 10, 1997, between the
               Registrant and Douglas K. Pinner.
     10.5      Employment Agreement, dated December 23, 1997, between the
               Registrant and John A. Negovetich.
     10.6      Employment Agreement, dated December 23, 1997, between the
               Registrant and Jacques St- Denis.
     10.7      Employment Agreement, dated December 23, 1997, between the
               Registrant and Norman L. Roelke.
     10.8      Employment Agreement, dated December 23, 1997, between the
               Registrant and Scott A. Swogger.

      EXHIBIT
      NUMBER                          DESCRIPTION
      -------                         -----------                          ---
     10.9      Technology License Agreement, effective as of December 1,
               1997, between Registrant and Gilbarco, Inc.
     10.10     Tokheim Corporation 1997 Incentive Plan.
     10.11     Employment Agreement, dated December 31, 1997, between
               Management Solutions, Inc. and Arthur S. Elston.
     11        Statement Regarding Computation of Per Share Earnings.
     21        List of the Subsidiaries of the Registrant.
     23        Consent of Coopers & Lybrand L.L.P.
     27        Financial Data Schedule.