Form 10-Q
period 1998-02-28
TOKHEIM CORP
filed 1998-04-14
CIK 98559

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

(Mark One)

(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended February 28, 1998

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

        Yes     X      No

        As of February 28, 1998, 8,300,748 shares of voting common stock were outstanding.

        In addition, 771,708 shares of convertible preferred stock were held by the Retirement Savings Plan for Employees of Tokheim Corporation and Subsidiaries.

        The exhibit index is located on page 14.



FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED STATEMENT OF EARNINGS
(Amounts in thousands except amounts per share)


                                                                        Unaudited

                                                              -------------------------------
                                                                      Three Months Ended
                                                                   February 28,     February 28,
                                                                       1998             1997
                                                                   -----------      -----------

NET SALES..................................................    $     90,852     $     92,024

Cost of sales, exclusive of items listed below.............          67,074           70,391
Selling, general, and administrative expenses..............          16,257           15,903
Depreciation and amortization..............................           2,500            1,928
Merger and acquisition costs and other unusual items.......           5,987             --
                                                                   --------           ------

                  OPERATING PROFIT (LOSS)                             (966)            3,802
                                                                  ---------          -------

Interest expense, net......................................           4,011            3,740
Foreign currency (gain) loss...............................              35            (119)
Minority interest..........................................              73             (43)
Other (income), net .......................................             221             (69)
                                                                     ------          -------

Earnings (loss) before income taxes........................          (5,306)             293
Income taxes...............................................             300              167
                                                                   --------          -------

                    NET EARNINGS (LOSS)                        $    (5,606)     $        126
                                                                    -------          -------

Preferred stock dividends..................................    $        374     $        383

Net loss applicable to common stock........................    $    (5,979)            (257)

Loss per common share (Basic)..............................    $     (0.72)     $     (0.03)
                                                                   ========           ======
   Weighted average shares outstanding.....................           8,250            7,949

Loss per common share (Diluted)............................    $     (0.72)     $     (0.03)
                                                                   ========           ======
   Weighted average shares outstanding.....................           8,250            7,949



        The accompanying notes are an integral part of these financial statements.




CONSOLIDATED CONDENSED BALANCE SHEET
(Amounts in thousands)                                               Unaudited      Audited
                                                                  ----------------------------
                                                                       Three Months Ended
                                                                  February 28,    November 30,
ASSETS                                                                    1998            1997
                                                                  ------------   -------------
CURRENT ASSETS:

Cash and cash equivalents......................................  $       8,127    $      6,438
Receivables, net...............................................         72,532          83,011
Inventories:

   Raw materials and supplies..................................         30,068          29,427
   Work in process.............................................         29,689          27,514
   Finished goods..............................................          7,784           7,406
                                                                      --------         -------
                                                                        67,541          64,347

Prepaid expenses...............................................          7,040           6,705
                                                                     ---------        --------
Total current assets...........................................        155,240         160,501

Property, plant, and equipment, net............................         42,086          41,966
Asset held for sale                                                          -           7,825
Other tangible assets..........................................          3,562           1,359
Goodwill, net..................................................         64,111          62.695
Other non-current assets and deferred charges, net.............         17,352          16,273
Total assets...................................................  $     282,352    $    290,619
                                                                       =======         =======




CONSOLIDATED CONDENSED BALANCE SHEET (CONTINUED)
(Amounts in thousands)                                               Unaudited      Audited
                                                                  ----------------------------
                                                                       Three Months Ended
                                                                  February 28,    November 30,
LIABILITIES AND SHAREHOLDERS' EQUITY                                      1998            1997
                                                                  ------------     -----------
CURRENT LIABILITIES:

Current maturities of long-term debt...........................  $       2,381    $      2,391
Notes payable, banks...........................................          1,739              98
Cash overdraft.................................................          9,762          10,575
Accounts payable...............................................         47,614          54,597
Accrued expenses...............................................         42,223          51,190
                                                                      --------       ---------
Total current liabilities......................................        103,718         118,851
Senior subordinated notes......................................         90,000          90,000
Long-term debt.................................................         47,177          28,487
Guaranteed Employees' Stock Ownership Plan obligation..........          8,836           9,429
Postretirement benefit liability...............................         16,395          14,378
Minimum pension liability......................................          2,173           2,173
Other long-term liabilities....................................           (68)           5,169
Deferred income taxes..........................................            150             342
Minority interest..............................................            998           1,319
                                                                     ---------       ---------
                                                                       269,378         270,148

Redeemable convertible preferred stock.........................         24,000          24,000
Guaranteed Employees' Stock Ownership Plan obligation..........        (8,836)         (9,429)
Treasury stock, at cost........................................        (4,707)         (4,718)
                                                                    ----------      ----------
                                                                        10,457           9,853
                                                                     ---------       ---------

Common stock...................................................         21,316          21,158
Minimum pension liability......................................        (2,173)         (2,173)
Foreign currency translation adjustments.......................       (20,332)        (18,048)
Retained earnings..............................................          3,854           9,821
                                                                   -----------       ---------
                                                                         2,665          10,758
Less treasury stock, at cost...................................          (148)           (140)
                                                                   -----------      ---------
                                                                         2,517          10,618
                                                                    ----------         -------
Total liabilities and shareholders' equity.....................  $     282,352    $    290,619
                                                                       =======         =======

        The accompanying notes are an integral part of these financial statements.




CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Amounts in thousands)

                                                                       Unaudited
                                                             ------------------------------
                                                                   Three Months Ended
                                                               February 28,    February 28,
                                                                      1998            1997
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)..........................................    $  (5,606)    $        126
Adjustments to reconcile net earnings (loss) to cash used in operations:
    Write-off of in-process research and development.........         5,879               -
    Depreciation and amortization............................         2,500           1,928
    Deferred income taxes....................................         (183)              14
    Changes in assets and liabilities:
        Receivables, net.....................................         8,960           9,306
        Inventories..........................................       (4,190)         (4,311)
        Prepaid expenses.....................................         (452)         (1,444)
        Accounts payable.....................................       (6,035)         (5,931)
        Accrued expenses.....................................       (7,032)         (3,074)
        U.S. and foreign income taxes........................            50              32
        Other................................................         1,779           (528)
                                                                   --------      ----------
Net cash used in operations..................................       (4,330)         (3,883)
                                                                    -------         -------

CASH FLOWS FROM INVESTING AND OTHER ACTIVITIES:
Investment in Management Solutions, Inc., net of cash
acquired.....................................................         (137)             --
Cash paid for acquisition of Management Solutions, Inc.......      (12,000)
Plant and equipment additions................................       (1,885)         (1,325)

Net cash used in investing and other activities..............      (14,022)         (1,325)
                                                                  --------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in term debt........................................         (122)         (1,211)
Increase (decrease) notes payable, banks.....................        20,644           (887)
Increase (decrease) cash overdraft...........................         (504)          3,944
Proceeds from issuance of common stock.......................           158             13
Treasury stock, net..........................................             4            (51)
Preferred stock dividends....................................          (374)          (383)
                                                                    -------       ---------

Net cash provided from financing activities..................        19,806           1,426
                                                                   --------       ---------

EFFECT OF TRANSLATION ADJUSTMENTS ON CASH....................         (250)             382

CASH AND CASH EQUIVALENTS:
Increase (decrease) in cash..................................         1,689         (3,400)
Beginning of period..........................................         6,438           9,814
                                                                   --------       ---------

End of period................................................    $    8,127    $      6,414
                                                                   ========       =========


        The accompanying notes are an integral part of these financial statements.




NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

               The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results of the interim periods presented. This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report to Shareholders for the year ending November 30, 1997, filed by Tokheim Corporation (the Company) with the Securities and Exchange Commission on February 13, 1998. The results of operations for the three months ended February 28, 1998 are not necessarily indicative of the results to be expected for the full year or any other interim period.

               Amounts for interim periods are unaudited. Amounts for the year ended November 30, 1997 were derived from audited financial statements included in the 1997 Annual Report to Shareholders.

               Certain prior period amounts in these financial statements have been reclassified to conform with current year presentation.

ACQUISITION OF MANAGEMENT SOLUTIONS, INC.

               In December 1997, the Company acquired Management Solutions, Inc. (MSI). MSI develops and distributes retail automation systems (including point-of-sale software), primarily for the convenience store, petroleum dispensing and fast food service industries. The Company paid MSI's stockholders an initial amount of $12,000,000. The Company is also obligated to make contingent payments of up to $13,200,000 over the next three years based upon MSI's performance. The $13,200,000 consists of $8,000,000 of additional purchase price, $2,600,000 related to a non-compete agreement, and $2,600,000 of additional employee compensation. The Company borrowed funds for the initial purchase price under the Company's bank credit facility (the Bank Credit Facility). As part of the transaction, the Company entered into an employment relationship with Arthur S. Elston, the President of MSI, pursuant to which he will oversee the Company's retail automation systems business.

               The transaction was accounted for as a purchase. Intangible assets of $4,800,000 were recorded which are being amortized over four years. In process research and development ( R & D) of $5,900,000 was written off in connection with the acquisition and is included in merger and acquisition (M & A) costs and other unusual items in the consolidated statement of earnings. The portion of any contingent payments that does not relate to employee compensation will be allocated to various intangible assets and goodwill amortized over periods ranging from four to twelve years as the payments are made.

EARNINGS PER SHARE

               The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, for the three month period ended February 28, 1998. Under SFAS No. 128, the Company presents two earnings per share (EPS) amounts. Basic EPS is calculated based on income
(loss) available to common shareholders and the weighted average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock, such as stock issuable pursuant to the conversion of preferred stock or the exercise of stock options outstanding. The incremental shares from conversions of preferred stock and the exercise of stock options were not included in computing diluted EPS since the effect of such is antidilutive during periods when a net loss is reported. At February 28, 1998, there were 771,708 shares of convertible preferred stock outstanding and 282,761 vested and non-vested stock options that could be exercised which could have a dilutive effect on EPS in the future. During the three month period ended February 28, 1998, 70,562 stock options were exercised. No reconciliation of income (loss) available to common shareholders or weighted average shares outstanding as of and for the three month period ended February 28, 1998, is necessary, since no potentially dilutive preferred shares or stock options were included in the diluted EPS calculation. Adoption of SFAS No. 128 did not have a material effect on reported income per share for the three month period ended February 28, 1998. EPS for the three month period ended February 28, 1997, has been restated to apply the provisions of SFAS No.
128. Loss per common share calculated for the three month period ended February 28, 1997, on a primary and fully diluted basis under the provisions of Accounting Principles Board Opinion No. 15 differs by less than one cent per share from that calculated on a basic and diluted basis under SFAS No. 128 as there is no difference in the loss amounts applicable to common stock and the difference between the weighted average shares outstanding used in the two calculations is not material. Subsequent to February 28, 1998, the Company issued 4,370,000 shares of common stock in an underwritten offering which will have a material effect on the EPS calculations in future periods.

                    THREE MONTHS ENDED FEBRUARY 28, 1998
                     Basic and Diluted EPS Computation:

      Earnings (Loss)                                     $ (5,605,563)
      Preferred stock dividends                             (  373,800)
      Loss applicable to common stock                     $ (5,979,363)
      Weighted-average shares                                8,250,451
      Basic and Diluted EPS:
        Net Earnings (Loss)                               $      (0.72)

ACCOUNTING PRONOUNCEMENTS

               SFAS No. 129 "Disclosure of Information about Capital Structure," was adopted during the first quarter of the year ending November 30, 1998. This statement did not have a material impact on the Company's financial position, results of operations or cash flows as disclosure requirements did not change for the Company with this new statement. SFAS No. 131 "Disclosures about Segments of an Enterprise and Related information," and SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," are effective for the year ending November 30, 1999. In the opinion of management, these statements will not have a material impact on the Company's financial position, results of operations, or cash flows. SFAS No. 130 "Reporting Comprehensive Income," is effective for the year ending November 30, 1999. Due to the significance of the foreign currency translation adjustments recorded at February 28, 1998 and 1997, comprehensive income would have been significantly lower than net income and resulted in a loss for these three month periods.

               The American Institute of Certified Public Accountants (AICPA) Statements of Position (SOP) No. 96-1 "Environmental Remediation Liabilities," and SOP No. 97-2 "Software Revenue Recognition," are effective for the year ending November 30, 1998. SOP No. 96-1 provides guidance for recognizing, measuring and disclosing environmental remediation liabilities. SOP No. 97-2 supersedes SOP No. 91-1 and provides more specific guidance on revenue recognition related to software products. In the opinion of management, the adoption of these statements will not have a material impact on the Company's financial position, results of operations or cash flows. SOP No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," is effective for the year ending November 30, 2000. Management has not yet determined the impact that this SOP will have on the Company's financial position, results of operations or cash flows.

COMMON STOCK OFFERING

               In March 1998, the Company completed the sale of 4,370,000 shares of its common stock (the Offering). Net proceeds from the Offering totaled approximately $69 million. The Company will use approximately $39,400,000 of the proceeds to redeem $35,000,000 in aggregate principal amount of the Company's 11-1/2% Senior Subordinated Notes due 2006 (the Notes). Following the redemption, $55,000,000 in aggregate principal amount of the Notes will remain outstanding. The remaining $29,200,000 will be applied toward the Bank Credit Facility and general corporate purposes. In December 1997, approximately $12,000,000 was borrowed under the Bank Credit Facility to finance the acquisition of MSI. This amount will be repaid as part of the reduction of the Bank Credit Facility balance. The Company expects to record an extraordinary loss on the extinguishment of the Notes of approximately $5,000,000 during the second quarter of 1998. In the period prior to when the Company is able to effect the redemption of the Notes, the proceeds have been used to reduce the outstanding balance of the Bank Credit Facility with the remaining amount placed in short-term investments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

GENERAL

               Tokheim is one of the world's largest manufacturers and servicers of electronic and mechanical petroleum dispensing systems. These systems include petroleum dispensers and pumps, retail automation systems (including point-of sale (POS) systems), dispenser payment or "pay-at-the-pump" terminals, replacement parts and upgrade kits. As a result of its acquisition of the petroleum dispenser business (Sofitam) of Sofitam S.A. in September 1996, Tokheim has positioned itself as a global competitor in the petroleum dispenser business, with the ability to provide both products and services to customers in over 80 countries. Tokheim is a leading supplier of petroleum dispensing systems in the United States, France, Canada, Mexico, and Africa, and has strong market positions in Italy, the United Kingdom, Germany, and Spain. The Company also has operations established in Asia, eastern Europe, and Latin America.

RESULTS OF OPERATIONS

               Consolidated sales for the first quarter of 1998 were $90,852,000, which would have exceeded the $92,024,000 amount reported in the same period in 1997 by approximately $4,000,000, if exchange rates had remained the same as the prior year.

               M & A costs includes a $5,879,000 non-recurring write-off for in process R & D that was purchased in connection with the acquisition of MSI. This amount represents the estimated fair value of acquired incomplete R & D projects as determined by an independent appraisal. Giving effect to M&A costs and other unusual items, the Company reported a net loss of $5,606,000, or $0.68 per share diluted, compared to net earnings of $126,000, or $0.02 per share diluted in fiscal 1997. After payment of preferred stock dividends, the net loss was $0.72 per share diluted compared to a net loss of $0.03 per share diluted in the prior year.

               Gross margin excluding depreciation and amortization during the first quarter of 1998 was 26.2% compared to 23.5% in the first quarter of 1997. The improvement was attributed to increased margins in both domestic and international businesses as a result of continued cost reduction efforts started in fiscal 1997 and the contribution of MSI.

               Selling, general, and administrative expenses as a percent of sales increased slightly to 17.9% from 17.2% in the same period in 1997. The increase was attributed to additional administrative cost incurred during the quarter related to the acquisition of MSI.

               Net interest expense for the first quarter of 1998 was $4,011,000 versus $3,740,000 reported in the first quarter of 1997. The increase was due to additional borrowings related to the MSI acquisition. In addition, interest for the first quarter of 1997 is net of approximately $500,000 of interest income accrued for estimated tax refund claims.

               Depreciation and amortization expense for the first quarter of 1998 was $2,500,000 versus $1,928,000 reported in the first quarter of 1997. The majority of the increase between periods relates to increased amortization expense related to intangible assets recorded in connection with the acquisition of MSI, as well as additional depreciation expense on fixed assets acquired.

               As a result of the Sofitam acquisition, the Company acquired entities that have minority ownership. The amount recorded for minority interest and the changes in the amounts between periods is not material.

               Other expense for the first quarter of 1998 was $221,000 versus income of $69,000 reported in the first quarter of 1997. Other income was higher in 1997 as a result of certain favorable legal settlements.

               Income taxes for the first quarter of 1998 were $300,000 versus $167,000 in the first quarter of 1997. This increase is due to higher foreign pretax earnings for the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

               Cash used in operations for the first quarter of 1998 was $4,330,000 versus $3,883,000 in the first quarter of 1997. The major cause of the cash usage was due to a decrease in accounts payable of $6,035,000 and accrued expenses of $7,032,000. The cash uses in the first quarter are due primarily to the seasonal nature of domestic shipments. The first quarter traditionally is the lowest level of domestic shipments as compared to the fourth quarter which is the strongest. As such, there is a decrease in payables and accrued expenses recorded during the strong activity in the fourth quarter.

               Cash used in investing activities relate to $12,000,000 in cash paid for MSI and capital expenditures of $1,885,000.

               In March 1998 the Company sold 4,370,000 shares of its common stock through a public offering which raised approximately $69,000,000 in net proceeds. The Company plans to use a portion of the net proceeds from the Offering to redeem $35,000,000 in aggregate principal amount of its 11-1/2% Senior Subordinated Notes due 2006, to repay other bank debt and to fund the Company's growth plans.

               No cash dividends on common stock were declared or paid during the period. Currently the Bank Credit Facility and the indenture governing the 11-1/2% Senior Subordinated Notes restrict the payment of dividends.

OTHER DEVELOPMENTS

               The Company incurred a foreign translation loss during the quarter of $2,284,000 which was recorded in foreign currency translation adjustments in shareholders equity. This was due primarily to the decline of the French Franc against the U.S. dollar on long term intercompany loans. It should be noted that the Company's loan covenants exclude foreign currency translation gains or losses when calculating compliance with loan covenants. The Company was in compliance with all bank covenants during the first quarter of 1998.


EXHIBITS

(a)  Exhibits:

2 Stock Purchase Agreement, dated as of December 29, 1997 between the Registrant and Arthur S. ("Rusty") Elston, Ronald H. Elston, Eric E. Burwell and Curt E. Burwell (incorporated by reference to the Registrant's Current Report on Form 8-K, dated December 31,
         1997).

3.1 Restated Articles of Incorporation of the Registrant, as amended, as filed with the Indiana Secretary of State on February 5, 1997 (incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended November 30, 1996).

3.2      Bylaws of the Registrant, as restated on July 12, 1995
         (incorporated by reference to the Registrant's Annual Report on Form 10-K/A, for the year ended November 30, 1995, filed
         November 20, 1996).

4.1 Rights Agreement, dated as of January 22, 1997, between the Registrant and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to the Registrant's Current
         Report on Form 8-K, filed February 23, 1997).

4.2 Indenture, dated as of August 23, 1996, between the Registrant and Harris Trust and Savings Bank, as Trustee (incorporated by reference to the Registrant's Current Report on Form 8-K, filed September 23, 1996).

10.1 Tokheim Corporation 1992 Stock Incentive Plan, established December 15, 1992 (incorporated by reference to the Registrant's Registration Statement on Form S-8, File No. 33-52167, dated February 4, 1994).

10.2 Tokheim Corporation 1996 Key Management Incentive Bonus Plan (incorporated by reference to the Registrant's Report on Form 10-Q/A, for the quarter ended February 29, 1996, filed November 20, 1996).

10.3 Employment Agreement, dated December 10, 1997, between the Registrant and Douglas K. Pinner (incorporated by reference to the Registrant's Annual Report on 10-K for the year ended November 30,
         1997).

10.4 Employment Agreement, dated December 23, 1997, between the Registrant and John A. Negovetich (incorporated by reference to the Registrant's Annual Report on 10-K for the year ended November 30, 1997).

10.5 Employment Agreement, dated December 23, 1997, between the Registrant and Jacques St- Denis (incorporated by reference to the Registrant's Annual Report on 10-K for the year ended November 30,
         1997).

10.6 Employment Agreement, dated December 23, 1997, between the Registrant and Norman L. Roelke (incorporated by reference to the Registrant's Annual Report on 10-K for the year ended November 30,
         1997).

10.7 Employment Agreement, dated December 23, 1997, between the Registrant and Scott A. Swogger (incorporated by reference to the Registrant's Annual Report on 10-K for the year ended November 30,
         1997).

10.8 Technology License Agreement, effective as of December 1, 1997, between Registrant and Gilbarco, Inc. (incorporated by reference to the Registrant's Annual Report on 10-K for the year ended November 30, 1997).

10.9 Tokheim Corporation 1997 Incentive Plan (incorporated by reference to the Registrant's Annual Report on 10-K for the year ended November 30, 1997).

10.10 Employment Agreement, dated December 31, 1997, between Management Solutions, Inc. and Arthur S. Elston (incorporated by reference to the Registrant's Annual Report on 10-K for the year ended November 30, 1997).

10.11 Amendment No. 4 to Credit Agreement, dated as of September 3, 1996, among the Registrant, certain subsidiaries of the Registrant, certain banks and NBD Bank, N.A. (the "Credit Agreement") , dated as of December 29, 1997 (incorporated by reference to the registrant's annual report on Form 10-K for the year ended November 30, 1997)

10.12    Amendment No. 5 to Credit Agreement, dated as of March 20, 1998

11       Statement Regarding Computation of Per Share Earnings.

27       Financial Data Schedule.


        (b) Reports on Form 8-K:

        The Company filed a report on Form 8-K dated December 31, 1997 describing the MSI acquisition. An amendment to that Form 8-K dated December 31, 1997, included financial statements of MSI and unaudited pro forma financial statements. The Company filed a Form 8-K dated March 17, 1998 containing an exhibit to the registration statement for the Offering.


                                 SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   TOKHEIM CORPORATION

Date:  April 13, 1998                               /s/ Douglas K. Pinner
                                                   ----------------------
                                                   Chairman, President and
                                                   Chief Executive Officer

Date: April 13, 1998                                /s/ John A. Negovetich
                                                   -----------------------
                                                   Executive Vice President,
                                                   Finance and Administration


                               EXHIBIT INDEX

   NO.                          DESCRIPTION

2 Stock Purchase Agreement, dated as of December 29, 1997 between the Registrant and Arthur S. ("Rusty") Elston, Ronald H. Elston, Eric E. Burwell and Curt E. Burwell (incorporated by reference to the Registrant's Current Report on Form 8-K, dated December 31,
         1997).

3.1 Restated Articles of Incorporation of the Registrant, as amended, as filed with the Indiana Secretary of State on February 5, 1997 (incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended November 30, 1996).

3.2      Bylaws of the Registrant, as restated on July 12, 1995
         (incorporated by reference to the Registrant's Annual Report on Form 10-K/A, for the year ended November 30, 1995, filed

         November 20, 1996).

4.1 Rights Agreement, dated as of January 22, 1997, between the Registrant and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to the Registrant's Current
         Report on Form 8-K, filed February 23, 1997).

4.2 Indenture, dated as of August 23, 1996, between the Registrant and Harris Trust and Savings Bank, as Trustee (incorporated by reference to the Registrant's Current Report on Form 8-K, filed September 23, 1996).

10.1 Tokheim Corporation 1992 Stock Incentive Plan, established December 15, 1992 (incorporated by reference to the Registrant's Registration Statement on Form S-8, File No. 33-52167, dated February 4, 1994).

10.2 Tokheim Corporation 1996 Key Management Incentive Bonus Plan (incorporated by reference to the Registrant's Report on Form 10-Q/A, for the quarter ended February 29, 1996, filed November 20, 1996).

10.3 Employment Agreement, dated December 10, 1997, between the Registrant and Douglas K. Pinner (incorporated by reference to the Registrant's Annual Report on 10-K for the year ended November 30,
         1997).

10.4 Employment Agreement, dated December 23, 1997, between the Registrant and John A. Negovetich (incorporated by reference to the Registrant's Annual Report on 10-K for the year ended November 30, 1997).

10.5 Employment Agreement, dated December 23, 1997, between the Registrant and Jacques St- Denis (incorporated by reference to the Registrant's Annual Report on 10-K for the year ended November 30,
         1997).

10.6 Employment Agreement, dated December 23, 1997, between the Registrant and Norman L. Roelke (incorporated by reference to the Registrant's Annual Report on 10-K for the year ended November 30,
         1997).

10.7 Employment Agreement, dated December 23, 1997, between the Registrant and Scott A. Swogger (incorporated by reference to the Registrant's Annual Report on 10-K for the year ended November 30,
         1997).

10.8 Technology License Agreement, effective as of December 1, 1997, between Registrant and Gilbarco, Inc. (incorporated by reference to the Registrant's Annual Report on 10-K for the year ended November 30, 1997).

10.9 Tokheim Corporation 1997 Incentive Plan (incorporated by reference to the Registrant's Annual Report on 10-K for the year ended November 30, 1997).

10.10 Employment Agreement, dated December 31, 1997, between Management Solutions, Inc. and Arthur S. Elston (incorporated by reference to the Registrant's Annual Report on 10-K for the year ended November 30, 1997).

10.11 Amendment No. 4 to Credit Agreement, dated as of September 3, 1996, among the Registrant, certain subsidiaries of the Registrant, certain banks and NBD Bank, N.A. (the "Credit Agreement") , dated as of December 29, 1997 (incorporated by reference to the registrant's annual report on Form 10-K for the year ended November 30, 1997)

10.12    Amendment No. 5 to Credit Agreement, dated as of March 20, 1998

11       Statement Regarding Computation of Per Share Earnings.

27       Financial Data Schedule.