Form 10-Q/A
period 1998-02-28
TOKHEIM CORP
filed 1998-05-14
CIK 98559

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




CONSOLIDATED CONDENSED BALANCE SHEET
(Amounts in thousands)                                               Unaudited      Audited
                                                                  ----------------------------
                                                                  February 28,    November 30,
ASSETS                                                                1998            1997
                                                                  ------------   -------------
CURRENT ASSETS:

Cash and cash equivalents......................................  $       8,127    $      6,438
Receivables, net...............................................         72,532          83,011
Inventories:

   Raw materials and supplies..................................         30,068          29,427
   Work in process.............................................         29,689          27,514
   Finished goods..............................................          7,784           7,406
                                                                      --------         -------
                                                                        67,541          64,347

Prepaid expenses...............................................          7,040           6,705
                                                                     ---------        --------
Total current assets...........................................        155,240         160,501


Property, plant, and equipment, net............................         42,086          49,791
Other tangible assets..........................................          3,562           1,359
Goodwill, net..................................................         64,111          62,695
Other non-current assets and deferred charges, net.............         17,352          16,273
                                                                      --------         -------
Total assets...................................................  $     282,352    $    290,619
                                                                      ========         =======





CONSOLIDATED CONDENSED BALANCE SHEET (CONTINUED)
(Amounts in thousands)                                               Unaudited      Audited
                                                                  ----------------------------
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




CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Amounts in thousands)

                                                                       Unaudited
                                                             ------------------------------
                                                                   Three Months Ended
                                                               February 28,    February 28,
                                                                      1998            1997
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)..........................................    $  (5,606)    $        126
Adjustments to reconcile net earnings (loss) to cash used in operations:
    Write-off of in-process research and development.........         5,879               -
    Depreciation and amortization............................         2,500           1,928
    Deferred income taxes....................................         (183)              14
    Changes in assets and liabilities:
        Receivables, net.....................................        11,281           9,306
        Inventories..........................................       (4,192)         (4,311)
        Prepaid expenses.....................................         (451)         (1,444)
        Accounts payable.....................................       (6,707)         (5,931)
        Accrued expenses.....................................       (8,340)         (3,074)
        U.S. and foreign income taxes........................            50              32
        Other................................................         1,924           (528)
                                                                   --------      ----------
Net cash used in operations..................................       (3,845)         (3,883)
                                                                    -------         -------


CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Management Solutions, Inc., net of cash
acquired.....................................................         (137)             --
Cash paid for acquisition of Management Solutions, Inc.......      (12,000)
Plant and equipment additions................................       (1,885)          (1,325)

Net cash used in investing activities........................      (14,022)          (1,325)
                                                                  --------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in term debt........................................         (122)          (1,211)
Increase (decrease) in notes payable, banks..................       20,644             (887)
Increase (decrease) in cash overdraft........................         (504)           3,944
Proceeds from issuance of common stock.......................          158               13
Treasury stock, net..........................................            4              (51)
Preferred stock dividends....................................         (374)            (383)
                                                                    -------       ---------

Net cash provided from financing activities..................        19,806           1,426
                                                                   --------       ---------

EFFECT OF TRANSLATION ADJUSTMENTS ON CASH....................         (250)             382

CASH AND CASH EQUIVALENTS:
Increase (decrease) in cash..................................         1,689         (3,400)
Beginning of period..........................................         6,438           9,814
                                                                   --------       ---------

End of period................................................    $    8,127    $      6,414
                                                                   ========       =========


        The accompanying notes are an integral part of these financial statements.




NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


               The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of results of the interim periods presented. This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements included in Tokheim Corporation's (the "Company") Annual Report to Shareholders for the year ending November 30, 1997. The results of operations for the three months ended February 28, 1998 are not necessarily indicative of the results to be expected for the full year or any other interim period.


               Amounts for interim periods are unaudited. Amounts for the year ending November 30, 1997 were derived from audited financial statements included in the 1997 Annual Report to Shareholders.

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

               The transaction was accounted for as a purchase. Intangible assets of $4,800,000 were recorded and are being amortized over four years. In process research and development (R & D) of $5,879,000 was written off in connection with the acquisition and is included in merger and acquisition (M & A) costs and other unusual items in the consolidated statement of earnings. The portion of any contingent payments that does not relate to employee compensation will be allocated to various intangible assets and goodwill amortized over periods ranging from four to twelve years as the payments are made.

EARNINGS PER SHARE


               The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, for the three month period ended February 28, 1998. Under SFAS No. 128, the Company presents two earnings per share (EPS) amounts, basic and diluted. Basic EPS is calculated based on income (loss) available to common shareholders and the weighted average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock equivalents, such as stock issuable pursuant to the conversion of preferred stock or the exercise of stock options outstanding. The incremental shares from conversions of preferred stock and the exercise of stock options were not included in computing diluted EPS since the effect of such is antidilutive during periods when a net loss is reported. At February 28, 1998, there were 771,708 shares of convertible preferred stock outstanding and 282,761 vested and non-vested stock options that could be exercised which could have a dilutive effect on EPS in the future. During the three month period ended February 28, 1998, 70,562 stock options were exercised. No reconciliation of income (loss) available to common shareholders or weighted average shares outstanding as of and for the three month period ended February 28, 1998, is necessary, since no potentially dilutive preferred shares or stock options were included in the diluted EPS calculation. Adoption of SFAS No. 128 did not have a material effect on reported income per share for the three month period ended February 28, 1998. EPS for the three month period ended February 28, 1997, has been restated to apply the provisions of SFAS No. 128. Loss per common share calculated for the three month period ended February 28, 1997, on a primary and fully diluted basis under the provisions of Accounting Principles Board Opinion No. 15 differs by less than one cent per share from that calculated on a basic and diluted basis under SFAS No. 128. Subsequent to February 28, 1998, the Company issued 4,370,000 shares of common stock in an underwritten offering which will have a material effect on the EPS calculations in future periods.


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

ACCOUNTING PRONOUNCEMENTS


               SFAS No. 129 "Disclosure of Information about Capital Structure," was adopted during the first quarter of the year ending November 30, 1998. This statement did not have a material impact on the Company's financial position, results of operations or cash flows as disclosure requirements did not change for the Company with this new statement. SFAS No. 131 "Disclosures about Segments of an Enterprise and Related information," and SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," are effective for the year ending November 30, 1999. In the opinion of management, these statements will not have a material impact on the Company's financial position, results of operations, or cash flows. SFAS No. 130 "Reporting Comprehensive Income," is effective for the year ending November 30, 1999. Due to the significance of the foreign currency translation adjustments recorded at February 28, 1998 and 1997, comprehensive income would have been significantly lower than net income (loss) reported.

               The American Institute of Certified Public Accountants (AICPA) Statements of Position (SOP) No. 96-1 "Environmental Remediation Liabilities," and SOP No. 97-2 "Software Revenue Recognition," were adopted during the first quarter of the year ending November 30, 1998. SOP No. 96-1 provides guidance for recognizing, measuring and disclosing environmental remediation liabilities. SOP No. 97-2 supersedes SOP No. 91-1 and provides more specific guidance on revenue recognition related to software products. The adoption of these statements did not have a material impact on the Company's financial position, results of operations or cash flows. SOP No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," is effective for the year ending November 30, 2000. Management has not yet determined the impact that this SOP will have on the Company's financial position, results of operations or cash flows.


COMMON STOCK OFFERING


               In March 1998, the Company completed the sale of 4,370,000 shares of its common stock (the Offering). Net proceeds from the Offering totaled approximately $68,600,000. The Company will use approximately $39,400,000 of the proceeds to redeem $35,000,000 in aggregate principal amount of the Company's 11-1/2% Senior Subordinated Notes due 2006 (the Notes). Following the redemption, $55,000,000 in aggregate principal amount of the Notes will remain outstanding. The remaining $29,200,000 will be applied toward the Bank Credit Facility and general corporate purposes. In December 1997, approximately $12,000,000 was borrowed under the Bank Credit Facility to finance the acquisition of MSI. This amount will be repaid as part of the reduction of the Bank Credit Facility balance. The Company expects to record an extraordinary loss on the extinguishment of the Notes of approximately $5,000,000 during the second quarter of 1998. Prior to the Company's redemption of the Notes, the proceeds had been used to reduce the outstanding balance of the Bank Credit Facility with the remaining amount placed in short-term investments.


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


               Merger and acquisition ("M&A") costs include a $5,879,000 non-recurring write-off for in process R & D that was purchased in connection with the acquisition of MSI. This amount represents the estimated fair value of acquired incomplete R & D projects as determined by an independent appraisal. Giving effect to M&A costs and other unusual items, the Company reported a net loss of $5,606,000, or $0.68 per share diluted, compared to net earnings of $126,000, or $0.02 per share diluted for the first quarter of fiscal year 1997. After payment of preferred stock dividends, the net loss was $0.72 per share diluted compared to a net loss of $0.03 per share diluted in the first quarter of the prior year.

               Gross margin excluding depreciation and amortization during the first quarter of 1998 was 26.2% compared to 23.5% in the first quarter of 1997. The improvement was attributed to increased margins in both domestic and international businesses as a result of continued cost reduction efforts started in fiscal 1997 and the positive contribution of MSI.

               Selling, general, and administrative expenses as a percent of sales increased slightly to 17.9% in the first quarter of 1998 compared to 17.3% in the first quarter of 1997. The increase was attributed to the acquisition of MSI.


               Net interest expense for the first quarter of 1998 was $4,011,000 versus $3,740,000 reported in the first quarter of 1997. The increase was due to additional borrowings related to the MSI acquisition. In addition, interest for the first quarter of 1997 is net of approximately $500,000 of interest income accrued for estimated tax refund claims.

               Depreciation and amortization expense for the first quarter of 1998 was $2,500,000 versus $1,928,000 reported in the first quarter of 1997. The majority of the increase between periods is due to increased amortization expense related to intangible assets recorded in connection with the acquisition of MSI, as well as additional depreciation expense on fixed assets acquired.

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

LIQUIDITY AND CAPITAL RESOURCES

               Net cash used in operations for the first quarter of 1998 was $3,845,000 versus $3,883,000 in the first quarter of 1997. The major cause of the cash usage was due to a decrease in accounts payable of $6,707,000 and accrued expenses of $8,340,000. The cash uses in the first quarter are due primarily to the seasonal nature of domestic shipments. The first quarter traditionally is the lowest level of domestic shipments as compared to the fourth quarter which is the strongest. As such, there is a decrease in payables and accrued expenses recorded during the strong activity in the fourth quarter.

               Cash used in investing activities relate to $12,000,000 in cash paid for MSI and capital expenditures of $1,885,000.

               In March 1998 the Company sold 4,370,000 shares of its common stock through a public offering which raised approximately $68,600,000 in net proceeds. The Company plans to use a portion of the net proceeds from the Offering to redeem $35,000,000 in aggregate principal amount of its 11-1/2% Senior Subordinated Notes due 2006, to repay other bank debt and to fund the Company's growth plans.

               No cash dividends on common stock were declared or paid during the period. Currently the Bank Credit Facility and the indenture governing the 11-1/2% Senior Subordinated Notes restrict the payment of dividends.




               The Company incurred a foreign translation loss during the first quarter of 1998 of $2,284,000 which was recorded in foreign currency translation adjustments in shareholders' equity. This was due primarily to the decline of the French Franc against the U.S. Dollar on long-term intercompany loans.

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

                                                   TOKHEIM CORPORATION

Date:  May 14, 1998                                 /s/ Douglas K. Pinner
                                                   ----------------------
                                                   Chairman, President and
                                                   Chief Executive Officer

Date:  May 14, 1998                                 /s/ John A. Negovetich
                                                   -----------------------
                                                   Executive Vice President,
                                                   Finance and Administration


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