Form 10-Q
period 1998-05-31
TOKHEIM CORP
filed 1998-07-15
CIK 98559

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1998

Commission File Number 1-6018

TOKHEIM CORPORATION
(Exact name of Registrant as specified in its charter)

INDIANA                                                   35-0712500
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

10501 CORPORATE DRIVE, FORT WAYNE, IN                     46845
(Address of principal executive offices)                (Zip Code)

(Registrant's telephone number including area code): (219) 470-4600

NOT APPLICABLE
(Former name, former address, and former fiscal year if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes (X)              No

As of May 31, 1998,12,648,222 shares of voting common stock were outstanding.

In addition, 763,928 shares of convertible preferred stock were held by the Retirement Savings Plan for Employees of Tokheim Corporation and
Subsidiaries.

The exhibit index is located on page 17



TOKHEIM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF
EARNINGS
(Amounts in thousands, except amounts per share)



                                                          Three Months Ended             Six Months Ended
                                                   ------------------------------------------------------------
                                                   May 31, 1998    May 31, 1997    May 31, 1998    May 31, 1997
                                                     Unaudited       Unaudited       Unaudited      Unaudited
                                                   -------------   -------------   -------------   ------------

NET SALES                                            $    99,652    $     95,857     $   190,505   $    187,881


Cost of sales, exclusive of items listed below            73,118          70,379         140,191        140,771
Selling, general, and administrative expenses             18,637          16,985          34,894         32,888
Depreciation and amortization                              2,619           2,452           5,118          4,380
Merger and acquisition costs and other unusual items         345             478           6,333            478
                                                       ---------         -------        --------        -------
          OPERATING PROFIT                                 4,933           5,563           3,969         9,364

Interest expense, net                                      3,322           4,455           7,333         8,195
Foreign currency gains                                     (815)             (57)           (780)         (177)
Minority interest                                           (10)             124              63            81
Other income, net                                          (499)            (132)           (278)         (200)
                                                      ----------      ----------       ----------     --------

Earnings (loss) before income taxes and
extraordinary loss                                         2,935           1,173          (2,369)        1,465
Income taxes                                                 508             (37)            809           130
                                                      ----------      ----------      ----------    ----------

Earnings (loss) before extraordinary loss                  2,427           1,210         (3,178)         1,335
Extraordinary loss from debt extinguishment               (4,965)            ---         (4,965)           ---
                                                      ----------      ----------      ----------    ----------

        NET EARNINGS (LOSS)                              (2,538)           1,210         (8,143)         1,335
Preferred stock dividends                                  (370)            (375)          (744)          (758)
                                                      ----------      ----------      ----------    ----------

        EARNINGS (LOSS) APPLICABLE TO COMMON STOCK   $   (2,908)   $         835     $   (8,887)   $       577
                                                      ==========   =============      ==========    ==========

Earnings (loss) per common share:
    Basic:
        Before extraordinary loss                    $     0.17   $        0.10     $    (0.39)   $      0.07
        Extraordinary loss on debt extinguishment         (0.42)            ---          (0.49)           ---
                                                      ----------  -- ----------      ----------    ----------
        Net earnings (loss)                          $    (0.25)   $       0.10     $    (0.88)   $      0.07
                                                      ==========  == ==========      ==========    ==========
        Weighted average shares outstanding              11,884            7,974        10,087          7,961
    Diluted:
        Before extraordinary loss                    $     0.16    $       0.09     $    (0.39)   $      0.07
        Extraordinary loss on debt extinguishment         (0.39)            ---          (0.49)           ---
                                                      ----------  -- ----------      ----------    ----------
        Net earnings (loss)                          $    (0.23)   $       0.09     $    (0.88)   $      0.07
                                                      ==========  == ==========      ==========    ==========
        Weighted average shares outstanding               12,881           8,824        10,087          8,809






TOKHEIM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET
(IN THOUSANDS)



                                                           MAY 31, 1998         NOVEMBER 30,
                                                            Unaudited              1997
ASSETS                                                     -------------      -----------------

CURRENT ASSETS:
    CASH AND CASH EQUIVALENTS                                $    12,310            $     6,438
    RECEIVABLES, NET                                              77,844                 83,011
    INVENTORIES:
        RAW MATERIALS AND SUPPLIES                                30,939                 29,427
        WORK IN PROCESS                                           28,345                 27,514
        FINISHED GOODS                                             7,088                  7,406
                                                              ----------             ----------
                                                                  66,372                 64,347
    PREPAID EXPENSES                                               6,554                  6,705
                                                              ----------             ----------
TOTAL CURRENT ASSETS                                             163,080                160,501
PROPERTY, PLANT, AND EQUIPMENT, NET                               43,926                 42,535
OTHER TANGIBLE ASSETS                                              3,454                  3,615
GOODWILL, NET                                                     71,046                 67,695
OTHER NON-CURRENT ASSETS AND DEFERRED CHARGES, NET                15,297                 16,273
                                                              ----------             ----------
TOTAL ASSETS                                                 $   296,803            $   290,619
                                                              ==========             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    CURRENT MATURITIES OF LONG-TERM DEBT                     $     2,253            $     2,391
    NOTES PAYABLE, BANKS                                             257                     98
    CASH OVERDRAFT                                                11,836                 10,575
    ACCOUNTS PAYABLE                                              45,337                 54,597
    ACCRUED EXPENSES                                              46,400                 51,190
                                                              ----------             ----------
    TOTAL CURRENT LIABILITIES                                    106,083                118,851
    SENIOR SUBORDINATED NOTES                                     55,000                 90,000
    LONG-TERM DEBT                                                27,129                 28,487
    GUARANTEED EMPLOYEES' STOCK OWNERSHIP PLAN                     8,232                  9,429
    OBLIGATION
    POSTRETIREMENT BENEFIT LIABILITY                              14,581                 14,378
    MINIMUM PENSION LIABILITY                                      2,173                  2,173
    OTHER LONG-TERM LIABILITIES                                    4,042                  5,169
    DEFERRED INCOME TAXES                                            364                    342
    MINORITY INTEREST                                                977                  1,319
                                                                 218,581                270,148
                                                              ----------             ----------

REDEEMABLE CONVERTIBLE PREFERRED STOCK                            24,000                 24,000
GUARANTEED EMPLOYEES' STOCK OWNERSHIP PLAN OBLIGATION            (8,232)                (9,429)
TREASURY STOCK, AT COST                                          (4,902)                (4,718)
                                                              ----------             ----------
                                                                  10,866                  9,853
                                                              ----------             ----------

COMMON STOCK                                                      88,883                 21,158
MINIMUM PENSION LIABILITY                                         (2,173)                (2,173)
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS                         (20,152)               (18,048)
RETAINED EARNINGS                                                    946                  9,821
                                                              ----------             ----------
                                                                  67,504                 10,758
LESS TREASURY STOCK, AT COST                                        (148)                  (140)
                                                              ----------             ----------
                                                                  67,356                 10,618
                                                              ----------             ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $   296,803            $   290,619
                                                              ==========             ==========




TOKHEIM CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(IN THOUSANDS)



                                                                                   SIX MONTHS ENDED
                                                                           --------------------------------
                                                                              MAY 31, 1998     MAY 31, 1997
                                                                               UNAUDITED        UNAUDITED
                                                                           --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

NET EARNINGS (LOSS)                                                          $    (8,143)       $     1,335
ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO CASH PROVIDED FROM
    (USED IN) OPERATIONS:
    WRITE-OFF OF IN PROCESS RESEARCH AND DEVELOPMENT                                5,879                --
    EXTRAORDINARY LOSS FROM DEBT EXTINGUISHMENT                                     4,965                --
    DEPRECIATION AND AMORTIZATION                                                   5,118             4,380
    AMORTIZATION OF DEFERRED DEBT ISSUANCE COST                                       721               924
    MINORITY INTEREST                                                               (342)                82
    GAINS ON SALE OF PROPERTY, PLANT, AND EQUIPMENT                                   (2)              (77)
    DEFERRED INCOME TAXES                                                              31                22
    CHANGES IN ASSETS AND LIABILITIES:
        RECEIVABLES, NET                                                            5,142            14,585
        INVENTORIES                                                               (2,783)           (1,755)
        PREPAID EXPENSES                                                               98           (1,475)
        ACCOUNTS PAYABLE                                                          (8,677)             (877)
        ACCRUED EXPENSES                                                          (5,225)           (4,073)
        U.S. AND FOREIGN INCOME TAXES                                               (202)               521
        OTHER                                                                       (833)           (1,793)
                                                                               ----------        ----------
NET CASH PROVIDED FROM (USED IN) OPERATIONS                                       (4,253)            11,799
                                                                               ----------        ----------

CASH FLOWS FROM INVESTING AND OTHER ACTIVITIES:
ACQUISITION, NET OF CASH ACQUIRED                                                (12,137)               ---
PLANT AND EQUIPMENT ADDITIONS                                                     (5,058)           (3,375)
PROCEEDS FROM SALE OF PROPERTY, PLANT, AND EQUIPMENT                                  177               379
                                                                               ----------        ----------
NET CASH USED IN INVESTING AND OTHER ACTIVITIES                                  (17,018)           (2,996)
                                                                               ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
REDEMPTION OF SENIOR SUBORDINATED NOTES                                          (35,000)               ---
PREMIUMS PAID ON DEBT EXTINGUISHMENT                                              (3,450)               ---
DECREASE IN TERM DEBT                                                               (386)           (4,548)
DECREASE IN NOTES PAYABLE, BANKS                                                    (830)           (6,327)
INCREASE IN CASH OVERDRAFT                                                          1,461             2,332
PROCEEDS FROM ISSUANCE OF COMMON STOCK                                             72,582               286
EQUITY ISSUANCE COSTS                                                             (4,858)               ---
TREASURY STOCK, NET                                                                 (191)             (300)
PREFERRED STOCK DIVIDENDS                                                           (744)             (758)
                                                                               ----------        ----------
NET CASH PROVIDED FROM (USED IN ) FINANCING ACTIVITIES                             28,584           (9,315)
                                                                               ----------        ----------

EFFECT OF TRANSLATION ADJUSTMENT ON CASH                                          (1,441)             (266)

CASH AND CASH EQUIVALENTS:
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    5,872             (778)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                        6,438             9,814
                                                                               ----------        ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $     12,310       $     9,036
                                                                               ==========        ==========






NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments, other than the merger and acquisitions costs and other unusual items and extraordinary loss from debt extinguishment) that, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows of the financial position, of operations and cash flows of the interim periods presented. This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements included in the Company's report on Form 10-K for the year ended November 30, 1997, filed by Tokheim Corporation (the "Company") with the Securities and Exchange Commission on February 13, 1998. The results of operations for the three and six month periods ended May 31, 1998 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Certain prior year amounts in these financial statements have been reclassified to conform with current period presentation.

ACQUISITION OF RPS BUSINESS OF SCHLUMBERGER LIMITED

On June 19, 1998, Tokheim announced the signing of an agreement (the "Purchase Agreement") regarding the acquisition (the "Acquisition") of the fuel dispenser, systems and service business of Schlumberger Limited (the "RPS Business"). The Purchase Agreement contains other provisions customary for transactions of this type, including representations and warranties with respect to the conditions and operations of the RPS Business, covenants with respect to the conduct of the RPS Business' operations prior to the consummation of the Acquisition and various closing conditions, including the receipt or waiver of all other necessary consents and approvals and the continued accuracy of representations and warranties contained in the Purchase Agreement.

In connection with the Acquisition of the RPS Business, the Company is in the process of finalizing a comprehensive refinancing of the its current debt structure. Included in this refinancing plan, the Company has commenced a tender offer to repurchase the remaining $55,000 of its outstanding 11 1/2% Senior Subordinated Notes due 2006 (the "Notes") at a tender price of 119.512%, expressed as a percentage of the original face value of the Notes. The Company believes that this refinancing will provide more than adequate funds to consummate the Acquisition and support the Company's working capital needs for the short-term and on into the foreseeable long- term future. Terms of this refinancing are not yet final.

ACQUISITION OF MANAGEMENT SOLUTIONS, INC.

In December 1997, the Company acquired Management Solutions, Inc. ("MSI"). MSI develops and distributes retail automation systems (including Point of Sale ("POS") software), primarily for the convenience store, petroleum dispensing and fast food service industries. The Company paid MSI's stockholders an initial amount of $12,000. The Company is also obligated to make contingent payments of up to $13,200 over the next three years based upon MSI's performance. The $13,200 consists of $8,000 of additional purchase price, $2,600 related to a non-compete agreement, and $2,600 of additional employee compensation. The Company borrowed funds for the initial purchase price under the Company's bank credit facility (the "Bank Credit Facility"). As part of the transaction, the Company entered into an employment relationship with Arthur S. Elston, the President of MSI, pursuant to which he will oversee the Company's retail automation systems business.

The transaction was accounted for as a purchase. Intangible assets of $4,800 were recorded which are being amortized over four years. In process research and development ("R & D") of $5,900 was written off in connection with the acquisition and is included in merger and acquisition ("M & A") costs and other unusual items in the consolidated statement of earnings. The portion of the contingent payments that do not relate to employee compensation will be allocated to various intangible assets and goodwill amortized over periods ranging from four to twelve years as the payments are made.

EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards SFAS No. 128, Earnings Per Share, during the first quarter of fiscal 1998. Under SFAS No. 128, the Company presents two earnings per share ("EPS") amounts, Basic and Diluted. Basic EPS is calculated based on earnings available to common shareholders and the weighted average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock, such as stock issuable pursuant to the conversion of preferred stock or the exercise of stock options outstanding. The incremental shares from conversions of preferred stock and the exercise of stock options were not included in computing diluted EPS for the three and six month periods ended May 31, 1998, since the effect of such is antidilutive during periods when a net loss is reported. For the three month and six month periods ended May 31, 1998 there were 767,817 shares of convertible preferred stock outstanding and 228,528 and 245,596 of vested and non-vested stock options, respectively, that could be exercised, which could have a dilutive effect on EPS in the future. During the three month and six month periods ended May 31, 1998, 4,250 and 74,812, respectively, of stock options were exercised. EPS for the three and six month periods ended May 31, 1997, has been restated to apply the provisions of SFAS No.
128. Earnings per common share calculated for the three and six month periods ended May 31, 1997, on a primary and fully diluted basis under the provisions of Accounting Principles Board Opinion No. 15 differs by less than one cent per share from that calculated on a basic and diluted basis under SFAS No. 128 as there is no difference in the earnings amounts applicable to common stock and the difference between the weighted average shares outstanding used in the two calculations is not material.

The following table presents information necessary to calculate earnings per share for the three and six month periods ended May 31, 1998 and 1997.



                                                           Basic
                                                    Three Months Ended                  Six Months Ended
                                                  May 31,         May 31,            May 31,       May 31,
                                                    1998            1997               1998          1997
                                                    ----            ----               ----          ----

Shares outstanding (in thousands):
     Weighted average outstanding............    11,884            7,997              10,087        7,938
                                                 ======            =====              ======        =====

Net earnings (loss):
     Before extraordinary item............... $   2,427        $   1,210           $ (3,178)    $   1,335
     Extraordinary loss on debt
       extinguishment, net of tax benefit....    (4,965)             --              (4,965)          --
                                                -------             ----             -------         ----
     Net earnings (loss).....................    (2,538)           1,210             (8,143)        1,335
     Preferred stock dividend................      (370)            (375)              (744)         (758)
                                                  -----            -----               -----        -----
     Earnings (loss) applicable to common
       stock................................. $  (2,908)       $     835          $  (8,887)    $     557
                                              ==========       =========          =========     =========

Net earnings (loss) per common share:
     Before extraordinary item............... $    0.17        $    0.10           $  (0.39)    $    0.07
     Extraordinary loss on debt
       extinguishment, net of tax benefit....     (0.42)              --              (0.49)           --
                                              ---------        ---------           ---------    ---------
     Net earnings (loss)..................... $  (0.25)        $    0.10           $  (0.88)    $    0.07
                                              =========        =========           =========    =========




For financial reporting purposes, the loss per share, assuming full dilution, is considered to be the same as basic since the effect of the common stock equivalents would be antidilutive.




                                                                          Diluted
                                                    Three Months Ended                  Six Months Ended
                                                  May 31,         May 31,            May 31,       May 31,
                                                    1998            1997               1998          1997
                                                    ----            ----               ----          ----
Shares outstanding (in thousands):
     Weighted average outstanding............    11,884            7,997              10,087        7,938
     Share equivalents.......................       229               57                 --            54
     Weighted conversion of preferred stock...      768              791                 --           792
                                                 ------            -----              ------        -----
     Adjusted outstanding....................    12,881            8,845              10,087        8,784
                                                 ======            =====              ======        =====

Net earnings (loss):
     Before extraordinary item............... $   2,427        $   1,210           $ (3,178)    $   1,335
     Extraordinary loss on debt
       extinguishment, net of tax benefit....    (4,965)              --             (4,965)          --
                                                -------        ---------             -------         ----
     Net earnings (loss).....................    (2,538)           1,210             (8,143)        1,335
     Preferred stock dividend................      (370)            (375)              (744)         (758)
                                                -------        ---------             -------      --------
     Earnings (loss) applicable to common
       stock..................................$ (2,908)        $     835           $ (8,887)    $     557
                                              =========        =========           =========    =========

Net earnings (loss) per common share:
     Before extraordinary item............... $    0.16        $    0.09           $  (0.39)    $    0.07
     Extraordinary loss on debt extinguish-
       ment, net of tax benefit.............      (0.39)             --               (0.49)          --
                                              ----------       ---------           ---------    ---------
     Net earnings (loss)..................... $   (0.23)       $   0.09            $  (0.88)    $    0.07
                                              =========        =========           =========    =========




ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 129 "Disclosure of Information about Capital Structure," was adopted during the first quarter of the fiscal year ending November 30, 1998. This statement did not have a material impact on the Company's financial position, results of operations or cash flows as disclosure requirements did not change for the Company with this new statement. SFAS No. 131 "Disclosures about Segments of an Enterprise and Related information," and SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," are effective for the year ending November 30, 1999. In the opinion of management, these statements will not have a material impact on the Company's financial position, results of operations, or cash flows. SFAS No. 130 "Reporting Comprehensive Income," is effective for the year ending November 30, 1999. Due to the significance of the foreign currency translation adjustments recorded, comprehensive income is expected to be significantly lower than reported net earnings. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June, 1998 and is effective for the year ending November 30, 2000. SFAS No. 133 establishes a new model for accounting for derivatives in the balance sheet as either assets or liabilities and measured at fair value. Certain disclosures concerning the designation and assessment of hedging relationships are also required. In the opinion of the Company, the adoption of this statement will not have a material impact on the Company's financial position, results of operations, or cash flows.

The American Institute of Certified Public Accountants ("AICPA") Statements of Position ("SOP") No. 96-1 "Environmental Remediation Liabilities," and SOP No. 97-2 "Software Revenue Recognition," were adopted during the first quarter of 1998. SOP No. 96-1 provides guidance for recognizing, measuring and disclosing environmental remediation liabilities. SOP No. 97-2 supersedes SOP No. 91-1 and provides more specific guidance on revenue recognition related to software products. The adoption of these statements did not have a material impact on the Company's financial position, results of operations or cash flows. SOP No. 98- 1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," is effective for the year ending November 30, 2000. The Company adopted this statement effective March 1, 1998 capitalizing approximately $400 associated with internally developed software developed in connection with its implementation of the new financial and accounting software package.

COMMON STOCK OFFERING

In March 1998, the Company completed an offering of 4,370,000 shares of its common stock (the "Offering"). Net proceeds from the Offering totaled approximately $67,724. The Company used $39,356 of the proceeds to redeem $35,000 in aggregate principal amount of the Notes. These Notes were redeemed at the call price of 109.857%, expressed as a percentage of the original face value, resulting in premiums paid of $3,450 along with accrued interest of $906. Following the redemption, $55,000 in aggregate principal amount of the Notes remains outstanding. The Company recorded an extraordinary loss on the extinguishment of the Notes of approximately $4,965 during the second quarter of 1998. This loss includes $3,450 of premiums paid to purchase the Notes and $1,515 representing the write-off of a proportionate share of the original unamortized deferred issuance costs. The remaining $28,368 was applied toward the Bank Credit Facility and general corporate purposes. In December 1997, approximately $12,000 was borrowed under the Bank Credit Facility to finance the acquisition of MSI. This amount was repaid as part of the reduction of the Bank Credit Facility balance. In the period prior to when the Company was able to effect the redemption of the Notes, the proceeds were used to reduce the outstanding balance of the Bank Credit Facility with the remaining amount placed in short-term investments.

See financial statements and accompanying notes in the Company's 1997 Annual Report to Shareholders.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Tokheim is one of the world's largest manufacturers and servicers of electronic and mechanical petroleum dispensing systems. These systems include petroleum dispensers and pumps, POS, dispenser payment or "pay-at-the-pump" terminals, replacement parts and upgrade kits. As a result of its acquisition of the petroleum dispenser business of Sofitam S.A. ("Sofitam") in September 1996, Tokheim has positioned itself as a global competitor in the petroleum dispenser business, with the ability to provide both products and services to customers in over 80 countries. Tokheim is a leading supplier of petroleum dispensing systems in the United States, France, Canada, Mexico, and Africa, and has strong market positions in Italy, the United Kingdom, Germany, and Spain. The Company also has operations established in Asia, Eastern Europe, and Latin America.

On June 19, 1998, Tokheim announced the signing of the Purchase Agreement regarding the Acquisition of the RPS Business of Schlumberger Limited. See "Notes to the Consolidated Condensed Financial Statements - Acquisition of the RPS Business of Schlumberger Limited."

RESULTS OF OPERATIONS

Consolidated sales for the three and six month periods ended May 31, 1998 were $99,652 and $190,505, respectively. Consolidated sales, excluding sales of the newly acquired subsidiary, MSI, were $97,796 and $187,034 as compared to $95,857 and $187,881 in the year ago three and six month periods, respectively.

On a comparable basis, consolidated sales for the 1998 three month period increased 2.0% over the prior year period with the six month sales declining by 0.5% from 1997 levels. Sales for North America, excluding export sales, have increased 22.3% for the three month period from $34,935 in 1997 to $42,712 in 1998. The six month period sales have increased 17.3% from $65,855 to $77,220. This increase is due to a stronger demand in the Company's retail distribution and commercial dispenser sales for the first half of the year. This demand was driven by new, more convenient products, such as credit/debit card readers, environmental regulations, such as those requiring vapor recovery systems, and unusually mild weather in the northern regions for the first half of the year, which facilitated an earlier than normal start of the construction period. International sales, including domestic export sales, have decreased 9.5% for the three month period from $60,882 in 1997 to $55,804 in 1998. The six month period sales for 1998 have decreased 10.0% from 1997 amounts of $122,026 to $109,814. A major contributing factor to this decrease in sales dollars for the three and six month periods is attributable to the continued decline in foreign currency exchange rates from prior year levels. International sales for the three and six month periods ended May 31, 1998 would have been $2,741 and $7,308 higher, respectively, if average exchange rates of European and African currencies remained consistent with 1997 rates. In addition, current year domestic export sales to the Asia Pacific region have materially declined from prior year levels caused by the significant economic downturn in that region's economy. Although the United States of America ("U.S.") has taken steps to assist in the improvement of the Asia Pacific region's economy, there can be no assurance as to when Asian market conditions will improve or whether they may worsen or spread to other regions.

Gross margins as a percent of sales (defined as net sales less cost of sales divided by net sales) have remained constant at 26.6% for each of the three month periods ended May 31, 1998 and 1997. The gross margin for the six month period ended May 31, 1998 was 26.4% indicating a 1.3% improvement from the year ago period. This improvement was primarily due to the unusually high margins obtained during the first three months of 1998, brought on by strong North America sales volumes. The first three months of the Company's business cycle are generally lower sales volume months creating less opportunity to recover manufacturing fixed cost.

Selling, general, and administrative expenses as a percent of sales for the three and six month periods ended May 31, 1998 were 18.7% and 18.3%, respectively. On a comparable basis, after excluding the effects of MSI, these expenses were 18.3% and 17.2% for the three and six month periods of 1998 compared to 17.7% and 17.5% for the same year ago periods. The increase in the three month period of 1998 was attributed to increased costs associated with year 2000 corrective actions and royalty payments to satisfy a previously settled lawsuit. The decrease in the six month period of 1998 is attributable to the Company's continued implementation of the Sofitam consolidation plan resulting in continued cost reductions in the international operations.

Merger and acquisition cost and other unusual items for the three month period ended May 31, 1998 relates to involuntary termination and other exit costs incurred in connection with the sales office in Boca Raton, Florida. The Company has ceased operations in Boca Raton to provide more responsive attention to its customers in the Latin American region and Mexico through its Tokheim de Mexico subsidiary. In addition to the restructuring expenses, the merger and acquisition costs and other unusual items for the six month period ended May 31, 1998 consists primarily of a $5,987 non-recurring write-off for in process research & development ("R&D") that was purchased in connection with the acquisition of MSI. This amount represents the estimated fair value of acquired incomplete R&D projects as determined by an independent appraisal.

Net interest expense for the three and the six month periods ended May 31, 1998 have decreased by $1,133 and $862, respectively. These decreases are due to significantly reduced debt levels from the prior year. The Company reduced its outstanding borrowing under its Bank Credit Facility by $28,349 and repurchased $35,000 of its Notes from the net proceeds received from the March 1998 equity offering.

Depreciation and amortization expense for the three and six month periods of 1998 was $2,619 and $5,118 versus $2,452 and $4,380 reported in the comparable year ago periods. The majority of the increase between periods relates to increased amortization expense related to intangible assets recorded in connection with the acquisition of MSI, as well as increased depreciation expense on capital additions during the current year.

Foreign currency gains for the 1998 second quarter were $815 verses gains of $57 in the second quarter of 1997. The current year to date foreign currency gains were $780 compared to gains of $177 in the first six months of 1997. During the second quarter of 1998 the Company realized a foreign currency gain of $770 associated with the repayment of various French Franc denominated Euro Currency contracts previously entered into under the Company's Bank Credit Facility. Under the terms of the Bank Credit Facility, the Company has the ability to borrow funds under Euro Currency contracts denominated in a variety of foreign currencies. Due to the decline in the value of the French Franc, the Company was able to repay these contracts with less U.S. Dollars than it received when the original contracts were entered into. Currently all remaining contracts held under the Bank Credit Facility are denominated in U.S. Dollars.

Other income, net, for the second quarter of 1998 increased 0.4% as a percent of sales from the prior year period. This increase was attributable to fluctuations in numerous small income and expense items, none of which are individually significant. Other income, net, for the six month periods ended May 31, 1998 and 1997 remained unchanged at 0.1% of sales.

Income taxes have increased in the current year for both the three and six month periods as compared to the year ago periods. This increase is due to higher aggregate pretax earnings at foreign subsidiaries.

As a result of the above mentioned items, earnings before extraordinary loss from debt extinguishment were $2,427 or $0.16 per common share on a diluted basis for the three months ended May 31, 1998 compared to earnings of $1,210 or $0.09 per common share on a diluted basis for the same period in 1997. Loss before extraordinary loss from debt extinguishment was $3,178 or $0.39 per common share on a diluted basis for the six months ended May 31, 1998 compared to earnings of $1,335 or $0.07 per common share on a diluted basis for the same period in 1997.

During the second quarter of 1998, the Company recorded an extraordinary loss from debt extinguishment of $4,965, or $0.39 and $0.49 loss per diluted common share for the three month and six month periods ended May 31, 1998, respectively. This loss was the result of the Company redeeming $35,000 of its Notes under the call provision of the related indenture. The amount includes $3,450 of premiums paid to call the Notes and $1,515 representing the write-off of a proportionate share of the original unamortized deferred issuance cost.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations for the first six months ended May 31, 1998, was $4,253 versus cash provided by operations of $11,799 in the comparable period of 1997. This decline from the prior year was caused primarily by decreased accounts payables, accrued expenses and increased inventories for the six month period to a greater extent than in the prior year. Cash flow from accounts receivable reductions were $14,585 in the year ago period compared to $5,142 in the current year. During the first six months of 1997 the Company made major improvements in the newly acquired Sofitam entities accounts receivable collection period and therefore generated an exceptionally large inflow of cash from receivables collections at these locations.

In March 1998, the Company completed an offering of 4,370,000 shares of its common stock (the "Offering"). Net proceeds from the Offering totaled approximately $67,724. The Company used $39,356 of the proceeds to redeem $35,000 in aggregate principal amount of the Company's Notes. These Notes were redeemed at the call price of 109.857%, expressed as a percentage of the original face value, resulting in premiums paid of $3,450 along with accrued interest of $906. Following the redemption, $55,000 in aggregate principal amount of the Notes remains outstanding. The remaining $28,368 was applied toward the Bank Credit Facility and general corporate purposes. In December 1997, approximately $12,000 was borrowed under the Bank Credit Facility to finance the acquisition of MSI. This amount was repaid as part of the reduction of the Bank Credit Facility balance. In the period prior to when the Company was able to effect the redemption of the Notes, the proceeds were used to reduce the outstanding balance of the Bank Credit Facility with the remaining amount placed in short-term investments.

The Company's French subsidiaries participate, as needed, in a customary practice of selling traits (selling accounts receivable without recourse) to financial institutions. Under this agreement, the subsidiaries present traits to financial institutions and receive 95% of the face value in the form of short-term loans. These loans bear interest at a variable rate, which was 3.8% at May 31, 1998. When the subsidiaries receive payment from the customers, they remit 95% of the amount received back to the financial institutions plus accrued interest. The amount outstanding at May 31, 1998 was approximately $7,062. The Company did not sell traits prior to 1997.

The Company incurred capital expenditures of $5,058 and $3,375 for the six months ended May 31, 1998 and 1997, respectively. The increase relates primarily to capital requirements for implementing the consolidation plan for Sofitam, improvements at the Company's Fort Wayne, Indiana manufacturing facility, and capitalizable costs associated with the implementation of new finance and accounting software packages at the Fort Wayne, Indiana and Lansdale, Pennsylvania locations. The Company adopted SOP No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective March 1, 1998, capitalizing approximately $400 associated with internally developed software developed in connection with its implementation of the new financial and accounting software package.

In connection with the continued implementation of the Sofitam consolidation plan, the Company expects to incur a number of charges. During the first six months of 1998, the Company charged $1,376 against the acquisition accrual recorded for estimated cost necessary to realign the Sofitam operations in Europe, including the closure of certain redundant operations. This realignment also resulted in $137 of charges against operating income for the 1998 six month period. With respect to the consolidation, the Company anticipates charging $6,000 against the remaining acquisition accrual during the next twelve to eighteen months. The Company also expects to charge an additional $1,600 against operating income for continued realignments in the second half of 1998. These expenditures were originally scheduled for the 1999 fiscal year, however, due to changing circumstances the Company has stepped up its timetable for these realignments.

As part of the MSI acquisition, the Company is obligated to make contingent payments of up to $13,200 over the next three years based on MSI's performance. The $13,200 consists of $8,000 of additional purchase price, $2,600 related to a non-compete agreement, and $2,600 of additional employee compensation.

The Company has guaranteed loans to the Employees' Stock Ownership Plan ("ESOP") in the amounts of $8,232 and $9,429 at May 31, 1998 and 1997, respectively. The Trustee who holds the ESOP Preferred Stock may elect to convert each preferred share to one common share in the event of a redemption by Tokheim, certain consolidations or mergers of Tokheim, or a redemption by the Trustee that is necessary to provide for distributions under the Company's Retirement Savings Plan. A participant may elect to receive a distribution from the plan in cash or common stock. If redeemed by the Trustee, the Company is responsible for purchasing the preferred stock at the twenty-five dollar floor value. The Company may elect to pay the redemption price in cash or an equivalent amount of common stock. Preferred stock dividends paid were $744 and $758 for the first six months of 1998 and 1997, respectively.

In December 1997, the Company began to implement its year 2000 ("Y2K") plan, including the organization and staffing of a full-time Y2K program office. The Company has organized the process into the following areas: product certification (ensuring all products sold by the Company are Y2K compliant); internal information systems (ensuring all internal hardware and software is Y2K compliant through upgrades or replacement); suppliers, distributors and external agents (ensuring all suppliers, distributors and external agents used by the Company to purchase or sell goods and services are Y2K compliant); and manufacturing and infrastructure (ensuring manufacturing and infrastructure systems are Y2K compliant).

As of June 30, 1998, all of the Company's products have been tested; all critical suppliers and distributors have been surveyed with such follow-up as is needed; 40% of applicable software programs have been converted and tested; and the manufacturing and infrastructure segment of the project is to begin shortly. The Company expects to complete all of its diagnostics by the end of the third quarter, 1999. To date, the Company has not uncovered any major Y2K problems. The Company estimates that it will spend a total of approximately $2,200 by December 31, 1999 (of which approximately $540 had been sent by May 31, 1998), to become Y2K compliant.

The Company's long-term investments and long-term loans to foreign subsidiaries, when translated at the May 31, 1998 and November 30, 1997 period end currency rates, resulted in a translation adjustment that is reflected as a reduction to shareholders' equity of $20,263 and $18,048, respectively. The adjustments represent the effect of changes in the current rate of exchange from the beginning of the year to the end of the six month periods used in translating the net assets of foreign subsidiaries, including certain long-term intercompany loans of foreign subsidiaries into U.S. Dollar amounts. The majority of the 1998 and 1997 adjustments are the result of translating long-term loans to foreign affiliates, which were established to complete the acquisition of Sofitam. It should be noted that the Company's loan covenants exclude foreign currency translation gains or losses when calculating compliance with loan covenants.

No cash dividends on common stock were declared or paid during the period. Currently, the Bank Credit Facility and the indenture governing the Notes restrict the payment of dividends.

Based upon the above discussions of liquidity and capital resources, together with the Company's ability to generate future cash flows from operations through various means and the availability of borrowing capacity under the Company's Bank Credit Facility, $27,424 at July 3, 1998, the Company believes that it has adequate liquidity available to it to meet cash requirements for the short-term and the foreseeable long-term periods. This assessment does not take into consideration the effect of the pending consummation of the Acquisition as discussed below.

        After the Acquisition

After consummation of the Acquisition, the Company's principal sources of liquidity are expected to be cash flow from operations, including cash flow anticipated to be generated from the Acquisition and available borrowings under the agreements effecting the related refinancing. It is expected that the Company's principal uses of cash will be to provide working capital, finance capital expenditures, fund costs associated with the Acquisition, implementation of a consolidation plan and meet debt service requirements. Following the consummation of the Acquisition, the Company will be highly leveraged. Based upon current operations, anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with available borrowings under the agreements effecting the refinancing and its other sources of liquidity (including leases), will be adequate to meet its anticipated requirements for working capital, capital expenditures, lease payments and scheduled principal and interest payments. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that estimated cost savings or growth can be achieved.

In connection with the Acquisition, the Company is in the process of finalizing a comprehensive refinancing of the Company's current debt structure. Included in this refinancing plan, the Company has commenced a tender an offer to repurchase the remaining $55,000 of its outstanding Notes at a tender price of 119.512%, expressed as a percentage of the original face value of the Notes. The Company belies that this refinancing will provide more than adequate funds to consummate the Acquisition and support the Company's working capital needs for the short-term and on into the foreseeable long-term future. Terms of this refinancing are not yet final.


EXHIBIT INDEX

NO.          DESCRIPTION

(a)
3.1 Restated Articles of Incorporation of the Registrant, as amended, as filed with the Indiana Secretary of State on February 5, 1997 (incorporated by reference to the Registrant's Annual Report on form 10-K/A for the year ended November 30, 1997).

3.2 Bylaws of the Registrant, as rested on July 12, 1995 and amended March 2, 1998.

10.12 Amendment No. 5 to Credit Agreement, dated as of March 20, 1998, among the Registrant, certain subsidiaries of the Registrant, certain banks and NBD Bank, N.A. (the "Credit Agreement"), dated as of September 6, 1996 (incorporated by reference to the Registrant's Quarterly Report on form 10-Q for the period ended February 28,
        1998).

11      Statement regarding computation of per share earnings.

27      Financial data schedule.

(b)     Reports on Form 8-K.

        The Company filed a report on form 8-K dated December 31, 1997, describing the MSI acquisition. An amendment to that form 8-K dated December 31, 1997, including financial statements of MSI and unaudited pro forma financial statements. The Company filed a form 8-K dated March 17, 1998 containing an exhibit to the registration statement for the Offering.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            TOKHEIM CORPORATION

Date: July 14, 1998                         /S/ DOUGLAS K. PINNER
                                            ______________________________
                                            Chairman, President and Chief
                                            Executive Officer



Date: July 14, 1998                         /S/ JOHN A. NEGOVETICH
                                            _____________________________
                                            Executive Vice-President, Finance
                                            and Administration
                                            and Chief Financial Officer



EXHIBIT INDEX

NO.           DESCRIPTION

(a)

3.1 Restated Articles of Incorporation of the Registrant, as amended, as filed with the Indiana Secretary of State on February 5, 1997 (incorporated by reference to the Registrant's Annual Report on form 10-K/A for the year ended November 30, 1997).

3.2 Bylaws of the Registrant, as rested on July 12, 1995 and amended March 2, 1998.

10.12 Amendment No. 5 to Credit Agreement, dated as of March 20, 1998, among the Registrant, certain subsidiaries of the Registrant, certain banks and NBD Bank, N.A. (the "Credit Agreement"), dated as of September 6, 1996 (incorporated by reference to the Registrant's Quarterly Report on form 10-Q for the period ended February 28,
        1998).

11      Statement regarding computation of per share earnings.

27      Financial data schedule.

(b)     Reports on Form 8-K.

        The Company filed a report on form 8-K dated December 31, 1997, describing the MSI acquisition. An amendment to that form 8-K dated December 31, 1997, including financial statements of MSI and unaudited pro forma financial statements. The Company filed a form 8-K dated March 17, 1998 containing an exhibit to the registration statement for the Offering.




TOKHEIM CORPORATION AND SUBSIDIARIES
Exhibit (11) - Earnings per share
For the three and six month periods ended May 31, 1998 and 1997.
(Restated to apply SFAS No. 128)


Basic earnings per share ("EPS") is calculated based on earnings (loss) available to common shareholders and the weighted average number of common stock shares outstanding during each period. Diluted EPS includes additional dilution from potential common stock equivalents such as stock issued pursuant to the conversion of preferred stock or the exercise of stock options outstanding.

The following table presents information necessary to calculate earnings per share for the three month and six month periods ended May 31, 1998 and 1997.




                                                           Basic
                                                    Three Months Ended                  Six Months Ended
                                                    ------------------                  -----------------
                                                  May 31,         May 31,            May 31,       May 31,
                                                    1998            1997               1998          1997

Shares outstanding (in thousands):
     Weighted average outstanding............    11,884            7,997              10,087        7,938
                                                 ======            =====              ======        =====

Net earnings (loss):
     Before extraordinary item............... $   2,427        $   1,210           $ (3,178)    $   1,335
     Extraordinary loss on debt
       extinguishment, net of tax benefit....    (4,965)              --             (4,965)           --
                                                -------         ---------           --------      -------
     Net earnings (loss).....................    (2,538)            1,210            (8,143)        1,335
     Preferred stock dividend................      (370)             (375)             (744)         (758)
                                                -------         ---------          ---------    ---------
     Earnings (loss) applicable to common
       stock.................................  $ (2,908)       $     835           $ (8,887)    $     557
                                              =========        =========           =========    =========

Net earnings (loss) per common share:
     Before extraordinary item............... $    0.17        $    0.10           $  (0.39)    $    0.07
     Extraordinary loss on debt
       extinguishment, net of tax benefit....     (0.42)              --              (0.49)           --
                                              ---------        ---------           ---------    ---------
      Net earnings (loss).....................$   (0.25)       $    0.10           $  (0.88)    $    0.07
                                              ==========       =========           =========    =========



For financial reporting purposes, the loss per share, assuming full dilution, is considered to be the same as basic since the effect of the common stock equivalents would be antidilutive.



                                                                          Diluted
                                                    Three Months Ended                  Six Months Ended
                                                  May 31,         May 31,            May 31,       May 31,
                                                    1998            1997               1998          1997
                                                    ----            ----               ----          ----
Shares outstanding (in thousands):
     Weighted average outstanding............    11,884            7,997              10,087        7,938
     Share equivalents.......................       229               57                 246           54
     Weighted conversion of preferred stock...      768              791                 768          792
                                                 ------            -----              ------        -----
     Adjusted outstanding.....................   12,881            8,845              11,101        8,784
                                                 ======            =====              ======        =====

Net earnings (loss):
     Before extraordinary item............... $   2,427        $   1,210           $ (3,178)    $   1,335
     Extraordinary loss on debt
       extinguishment, net of tax benefit...     (4,965)              --             (4,965)          --
                                              ---------         --------            --------     --------
     Net earnings (loss).....................    (2,538)           1,210             (8,143)        1,335
     Preferred stock dividend................      (370)            (375)              (744)         (758)
                                              ---------        ---------            --------     --------
     Earnings (loss) applicable to common
       stock................................. $ (2,908)        $     835           $ (8,887)    $     557
                                              =========        =========           =========    =========

Net earnings (loss) per common share:
     Before extraordinary item............... $    0.16        $    0.09           $  (0.35)    $    0.07
     Extraordinary loss on debt
       extinguishment, net of tax benefit....     (0.39)              --              (0.45)          --
                                              ---------        ---------           ---------    ---------
     Net earnings (loss)..................... $   (0.23)       $    0.09           $  (0.80)    $    0.07
                                              =========        =========           =========    =========