Form 10-Q
period 1998-08-31
TOKHEIM CORP
filed 1998-10-15
CIK 98559

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1998

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

     Yes (X)        No

As of August 31, 1998, 12,636,278 shares of voting common stock were outstanding.

In addition, 762,874 shares of convertible preferred stock were held by the Retirement Savings Plan for Employees of Tokheim Corporation and Subsidiaries.

The exhibit index is located on page 17.

                         PART I. FINANCIAL INFORMATION

                     TOKHEIM CORPORATION AND SUBSIDIARIES

Item 1. Financial Statements

Consolidated Condensed Statement of Earnings
(Amounts in thousands except amounts per share)

                                                          Three Months Ended            Nine Months Ended
                                                       -------------------------    -------------------------
                                                       August 31,    August 31,     August 31,    August 31,
                                                          1998          1997           1998          1997
                                                       (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
                                                       -----------   -----------    -----------   -----------
NET SALES                                              $   101,492   $    91,781    $   291,997   $   279,662
Cost of sales, exclusive of items listed below              73,782        68,667        213,975       209,438
Selling, general, and administrative expenses               18,298        15,426         53,192        48,315
Depreciation and amortization                                2,681         2,497          7,799         6,877
Merger and acquisition costs and other unusual items           263           348          6,596           826
                                                       -----------   -----------    -----------   -----------

    Operating Profit                                         6,468         4,843         10,435        14,206
                                                       -----------   -----------    -----------   -----------

Interest expense, net                                        2,549         4,248          9,882        12,443
Foreign currency gain                                          (33)         (138)          (813)         (315)
Minority interest                                              227           119            289           200
Other (income) expense, net                                    (54)          293           (332)           92
                                                       -----------   -----------    -----------   -----------

Earnings before income taxes                                 3,779           321          1,409         1,786
Income taxes                                                   850           169          1,658           299
                                                       -----------   -----------    -----------   -----------

Earnings (loss) before extraordinary item                    2,929           152           (249)        1,487
Extraordinary loss on debt extinguishment                       --            --         (4,965)           --
                                                       -----------   -----------    -----------   -----------

    Net Earnings (Loss)                                      2,929           152         (5,214)        1,487
Preferred stock dividends                                     (370)         (378)        (1,113)       (1,136)
                                                       -----------   -----------    -----------   -----------

    Earnings (Loss) Applicable To Common Stock         $     2,559   $      (226)   $    (6,327)  $       351
                                                       ===========   ===========    ===========   ===========

Earnings (loss) per common share:
  Basic:
    Before extraordinary loss                          $      0.20   $     (0.03)   $     (0.12)  $      0.04
    Extraordinary loss on debt extinguishment                   --            --          (0.45)           --
                                                       -----------   -----------    -----------   -----------
    Net earnings (loss)                                $      0.20   $     (0.03)   $     (0.57)  $      0.04
                                                       ===========   ===========    ===========   ===========
    Weighted shares outstanding                             12,631         8,037         10,925         7,996

  Diluted:
    Before extraordinary loss                          $      0.19   $     (0.03)   $     (0.12)  $      0.04
    Extraordinary loss on debt extinguishment                   --            --          (0.45)           --
                                                       -----------   -----------    -----------   -----------
    Net earnings (loss)                                $      0.19   $     (0.03)   $     (0.57)  $      0.04
                                                       ===========   ===========    ===========   ===========

    Weighted shares outstanding                             13,618         8,037         10,925         8,893

TOKHEIM CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheet
(In thousands)

                                                       August 31,   November 30,
                                                          1998          1997
                                                       ----------   ------------
ASSETS                                                 (Unaudited)
Current Assets:
  Cash and cash equivalents                             $ 10,095      $  6,438
  Receivables, net                                        79,243        83,011
  Inventories:
    Raw materials and supplies                            31,923        29,427
    Work in process                                       25,710        27,514
    Finished goods                                         5,947         7,406
                                                        --------      --------
                                                          63,580        64,347
  Prepaid expenses                                         6,691         6,705
                                                        --------      --------
    Total Current Assets                                 159,609       160,501
  Property, plant, and equipment, net                     44,812        42,535
  Other tangible assets                                    3,368         3,615
  Goodwill, net                                           71,416        67,695
  Other non-current assets and deferred charges, net      17,824        16,273
                                                        --------      --------
    Total Assets                                        $297,029      $290,619
                                                        ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt                  $  2,254      $  2,391
  Notes payable, banks                                       336            98
  Cash overdraft                                          12,733        10,575
  Accounts payable                                        45,692        54,597
  Accrued expenses                                        46,226        51,190
                                                        --------      --------
    Total Current Liabilities                            107,241       118,851
  Senior subordinated notes                               55,000        90,000
  Long-term debt                                          23,340        28,487
  Guaranteed Employees' Stock Ownership Plan obligation    7,615         9,429
  Postretirement benefit liability                        14,216        14,378
  Minimum pension liability                                2,173         2,173
  Other long-term liabilities                              3,654         5,169
  Deferred income taxes                                      247           342
  Minority Interest                                        1,204         1,319
                                                        --------      --------
                                                         214,690       270,148
                                                        --------      --------
Redeemable convertible preferred stock                    24,000        24,000
Guaranteed Employees' Stock Ownership Plan obligation     (7,615)       (9,429)
Treasury stock, at cost                                   (4,927)       (4,718)
                                                        --------      --------
                                                          11,458         9,853
                                                        --------      --------
Common stock                                              89,581        21,158
Minimum pension liability                                 (2,173)       (2,173)
Foreign currency translation adjustments                 (19,341)      (18,048)
Retained earnings                                          3,506         9,821
                                                        --------      --------
                                                          71,573        10,758
Less treasury stock, at cost                                (692)         (140)
                                                        --------      --------
                                                          70,881        10,618
                                                        --------      --------
    Total Liabilities and Shareholders' Equity          $297,029      $290,619
                                                        ========      ========

TOKHEIM CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statement of Cash Flows
(in thousands)

                                                                         Nine Months Ended
                                                                     --------------------------
                                                                      August 31,     August 31,
                                                                        1998           1997
                                                                     -----------    -----------
                                                                     (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                   $ (5,214)       $ 1,487
Adjustments to reconcile net earnings (loss) to cash provided from
 (used in) operations:
     Write-off of in process research and development                    5,879            --
     Extraordinary loss on debt extinguishment                           4,965            --
     Amortization of deferred debt issuance costs                        1,131          1,381
     Depreciation and amortization                                       7,799          6,877
     (Gain) loss on sale of equipment                                        2            (88)
     Minority interest                                                    (116)           --
     Deferred income taxes                                                 (87)            22
 Changes in assets and liabilities:
     Receivables, net                                                    3,559         16,861
     Inventories                                                            97          4,755
     Prepaid expenses                                                        1         (1,339)
     Accounts payable                                                   (9,356)        (6,530)
     Accrued expenses                                                   (5,730)        (8,760)
     U.S. and foreign income taxes                                         880            528
     Other                                                              (5,410)        (3,348)
                                                                      --------        -------
          Net cash provided from (used in) operations                   (1,600)        11,846
                                                                      --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of Management Solutions, Inc.                (12,000)           --
Investment in Management Solutions, Inc., net of cash acquired            (137)           --
Proceeds from sale of property, plant, and equipment                       411            369
Plant and equipment additions                                           (7,390)        (5,507)
                                                                      --------        -------
          Net cash used in investing activities                        (19,116)        (5,138)
                                                                      --------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in term debt                                                  (35,382)        (6,967)
Decrease notes payable, banks                                           (4,594)        (5,509)
Increase cash overdraft                                                  2,215          2,901
Equity issuance costs                                                   (4,885)           --
Proceeds from issuance of common stock                                  73,281          1,419
Premiums paid on debt extinguishment                                    (3,450)           --
Minority shareholders dividends                                            --             (70)
Treasury stock, net                                                       (760)          (384)
Preferred stock dividends                                               (1,113)        (1,136)
                                                                      --------        -------
          Net cash provided from (used in) financing activities         25,312         (9,746)
                                                                      --------        -------

EFFECT OF TRANSLATION ADJUSTMENT ON CASH                                  (939)          (908)
CASH AND CASH EQUIVALENTS:
     Increase (decrease) in cash and cash equivalents                    3,657         (3,946)
     Cash and cash equivalents beginning of year                         6,438          9,814
                                                                      --------        -------
     Cash and cash equivalents end of period                          $ 10,095        $ 5,868
                                                                      ========        =======

TOKHEIM CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Condensed Financial Statements
(In thousands)

The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments, other than merger and acquisition costs and other unusual items and extraordinary loss from debt extinguishment) that, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. This report includes information in a condensed form and should be read in conjunction with the audited consolidated financial statements included in Tokheim Corporation's, including its subsidiaries (the "Company's") report on Form 10-K for the year ended November 30, 1997, filed with the Securities and Exchange Commission on February 13, 1998. The results of operations for the three and nine month periods ended August 31, 1998, are not necessarily indicative of the results to be expected for the full year or any other interim period.

Certain prior year amounts in these financial statements have been reclassified to conform with current period presentation.


Subsequent Events
-----------------

On September 30, 1998 Tokheim completed the acquisition ("Acquisition") of the fuel dispenser systems and service business (the "RPS Division") of Schlumberger for a price equal to $330,000 in cash, notes, and warrants, subject to certain post-closing adjustments. Of the $330,000 purchase price, $100,000 was paid in cash borrowed under the terms of a new bank credit agreement (see description below). The $210,000 note portion of the purchase price consisted of $40,000 in ten year, 12.0% junior subordinated payment-in-kind notes (the "Junior Subordinated Notes") and $170,000 in 12.0% senior subordinated notes due one hundred twenty days after the closing date (the "Senior Subordinated Notes" and, together with the Junior Subordinated Notes, the "Subordinated Notes"). $20,000 of the purchase price was paid with warrants (the "Warrants") to purchase up to a maximum of 19.9% of the outstanding shares of Tokheim common stock. The actual number of shares issued upon exercise will be based upon the $20,000 purchase price of the Warrants divided by the weighted average closing price of Tokheim common stock over the thirty day periods prior to and after the closing date. The Warrants are exercisable for a nominal price for five years beginning one hundred twenty days after the closing date.

Tokheim has the option, subject to bank approval, to redeem (in whole or in part) the Subordinated Notes and the Warrants. Under the terms of the Senior Subordinated Notes, to the extent Tokheim has not refinanced the Senior Subordinated Notes within one hundred twenty days of the closing date, such notes convert into an equal principal amount of eight year notes with an interest rate starting at 12.0% and increasing by 0.5% every three months, to a maximum of 14.5%. Interest exceeding 12.0% will be payable in kind.

The Acquisition has been accounted for using the purchase method of accounting, and the RPS Division's results of operations will be included in the consolidated financial statements of Tokheim from the date of acquisition. The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the RPS Division's net book value of assets at December 31, 1997, as adjusted, which is estimated to approximate fair value. The purchase price allocated under this assumption exceeded the estimated fair value of net assets acquired by approximately $247,000. This amount will be recognized as goodwill and will be amortized on a straight-line basis over forty years.

As part of the purchase price the Company has provided for certain costs the Company believes will be spent to close down redundant operations in connection with the reorganization and rationalization of the RPS Division's operations. The Company expects to incur approximately $18,600 associated with involuntary termination costs to reduce redundant staffing levels and approximately $4,900 of exit costs and asset write-off costs to close redundant facilities. These costs will be aggregated and included in accrued liabilities. The amounts do not include costs associated with consolidation of previously existing Tokheim subsidiaries, which will be expensed as incurred, nor do these costs benefit production in future periods.

Simultaneously with the Acquisition, the Company executed a new Bank Credit Agreement (the "New Credit Agreement") with a consortium of banks to refinance previously existing indebtedness, including redemption of the $55,000 of 11 1/2% Senior Subordinated Notes, and to finance $100,000 of the Acquisition. The New Credit Agreement provides for a six year $120,000 revolving working capital facility and a six year $120,000 term loan facility. An additional agreement provides for the assignment of a three year $7,616 ESOP loan facility. At October 9, 1998 the outstanding borrowings were $60,700 under the revolving working capital facility, $120,000 under the term loan, and $7,615 under the ESOP facility. The term loan calls for equal quarterly principal payments aggregating $7,500 in year 2000; $10,000 in year 2001; $12,500 in year 2002;
$15,000 in year 2003; $37,500 in a single payment due first quarter 2004; and the remainder due at maturity. Available borrowings under the revolving working capital facility were $59,300 at October 9, 1998.

Also, simultaneously with the Acquisition, Tokheim entered into a note purchase agreement with one or more purchasers, pursuant to which Tokheim issued $22,500 aggregate principal amount of senior notes (the "Senior Notes") with a seven year term. Tokheim has the option, subject to bank approval, to redeem the Senior Notes at specified call prices ranging from 100.000% to 107.250% expressed as a percentage of the original principal balance. The initial interest rate of 12.5% increases by 0.5% on December 1, 1998, and continues to increase every three months by 0.5%, to a maximum of 14.5%. Proceeds from the Senior Notes were used in connection with the Company's refinancing of existing indebtedness.

On September 30, 1998 the Company completed the repurchase of its then outstanding $55,000 of 11.5% Senior Subordinated Notes due 2006 ("Notes") pursuant to the terms of its then outstanding tender offer therefore. These notes were redeemed at an aggregate premium and consent payment of $12,360 along with accrued interest of $1,072. The premium and consent payment will be aggregated with the write off of the remaining deferred issuance costs related to the Notes and the previous bank credit agreement and reported as an extraordinary loss on debt extinguishment of approximately $19,000 in the fourth quarter of 1998.

Common Stock Offering
---------------------

In March 1998, the Company completed an offering of 4,370,000 shares of its common stock (the "Offering"). Net proceeds from the Offering totaled approximately $67,724. The Company used $39,356 of the proceeds to redeem $35,000 in aggregate principal amount of its outstanding 11 1/2% Senior Subordinated Notes (the "Notes"). These Notes were redeemed at the call price of 109.857%, expressed as a percentage of the original face value, resulting in premiums paid of $3,450 along with accrued interest of $906. Following the redemption, $55,000 in aggregate principal amount of the Notes remained outstanding. The Company recorded an extraordinary loss on the extinguishment of the Notes of approximately $4,965 during the second quarter of 1998. This loss includes $3,450 of premiums paid to purchase the Notes and $1,515 representing the write-off of a proportionate share of the original unamortized deferred issuance costs. In the period after the Offering and before the Company redeemed the Notes, the proceeds were used to reduce the outstanding balance of the Bank Credit Facility with the remaining amount placed in short-term investments. The remaining $28,368 of proceeds was applied to reduce amounts outstanding on the Bank Credit Facility and general corporate purposes. In December 1997, approximately $12,000 was borrowed under the Bank Credit Facility to finance the acquisition of MSI. This amount was repaid as part of the reduction of the Bank Credit Facility balance.

Acquisition of Management Solutions, Inc.
-----------------------------------------

In December 1997, the Company acquired Management Solutions, Inc. ("MSI"). MSI develops and distributes retail automation systems (including Point of Sale ("POS") software), primarily for the convenience store, petroleum dispensing, and fast food service industries. The Company paid MSI's stockholders an initial amount of $12,000. The Company is also obligated to make contingent payments of up to $13,200 over the next three years based upon MSI's performance. The $13,200 consists of $8,000 of additional purchase price, $2,600 related to a non-compete agreement, and $2,600 of additional employee compensation. The Company borrowed funds for the initial purchase price under the Company's bank credit facility (the "Bank Credit Facility"). As part of the transaction, the Company entered into an employment relationship with Arthur S. Elston, the President of MSI, pursuant to which he will oversee the Company's retail automation systems business.

The transaction was accounted for as a purchase. Intangible assets of $4,800 were recorded which are being amortized over four years. In process research and development of $5,900 was written off in connection with the acquisition and is included in merger and acquisition costs and other unusual items ("M&A Costs") in the consolidated statement of earnings. The portion of the contingent payments that do not relate to employee compensation will be allocated to various intangible assets and goodwill amortized over periods ranging from four to twelve years as the payments are made.

Earnings Per Share
------------------

The Company adopted Statement of Financial Accounting Standards SFAS No. 128, Earnings Per Share, during the first quarter of fiscal 1998. Under SFAS No. 128, the Company presents two earnings per share ("EPS") amounts, Basic and Diluted. Basic EPS is calculated based on earnings available to common shareholders and the weighted average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock, such as stock issuable pursuant to the conversion of preferred stock or the exercise of stock options outstanding. The incremental shares from conversions of preferred stock and the exercise of stock options were not included in computing diluted EPS for the nine month period ended August 31, 1998, and the three month period ended August 31, 1997, since the effect of such is antidilutive during periods when a loss from continuing operations applicable to common shareholders is reported. For the three month and nine month periods ended August 31, 1998, there were 762,874 shares of convertible preferred stock outstanding and 223,874 and 254,093 vested and non-vested stock options, respectively, that could be exercised, which could have a dilutive effect on EPS in the future. During the three and nine month periods ended August 31, 1998, 20,858 and 95,670, respectively, stock options were exercised. EPS for the three and nine month periods ended August 31, 1997, has been restated to apply the provisions of SFAS No. 128. Earnings per common share calculated for the three and nine month periods ended August 31, 1997, on a primary and fully diluted basis under the provisions of Accounting Principles Board Opinion No. 15 differs by less than one cent per share from that calculated on a basic and diluted basis under SFAS No. 128 as there is no difference in the earnings amounts applicable to common stock and the difference between the weighted average shares outstanding used in the two calculations is not material.

The following table presents information necessary to calculate earnings per share for the three and nine month periods ended August 31, 1998 and 1997.

                                              Basic                     Basic
                                        Three Months Ended         Nine Months Ended
                                        ------------------         -----------------

                                       August 31,  August 31,     August 31,  August 31,
                                          1998        1997           1998        1997
                                          ----        ----           ----        ----
Shares outstanding (in thousands):
  Weighted average outstanding           12,631       8,037         10,925       7,996
                                        =======     =======        =======     =======


Net earnings (loss):
  Before extraordinary item             $ 2,929     $   152        $  (249)    $ 1,487
  Extraordinary loss on debt
    extinguishment                           --          --         (4,965)         --
                                        -------     -------        -------     -------

Net earnings (loss)                       2,929         152         (5,214)      1,487
Preferred stock dividend                   (370)       (378)        (1,113)     (1,136)
Earnings (loss) applicable to common    -------     -------        -------     -------
  stock                                 $ 2,559     $  (226)       $(6,327)    $   351
                                        =======     =======        =======     =======


Net earnings (loss) per common share:
  Before extraordinary item             $  0.20     $ (0.03)       $ (0.12)    $  0.04
  Extraordinary loss on debt
    extinguishment                           --          --          (0.45)         --
                                        -------     -------        -------     -------

Net earnings (loss)                     $  0.20     $ (0.03)       $ (0.57)    $  0.04
                                        =======     =======        =======     =======

For financial reporting purposes, the loss per share, assuming full dilution, is considered to be the same as basic since the effect of the common stock equivalents would be antidilutive.


                                                                         Diluted                    Diluted
                                                                     Three Months Ended          Nine Months Ended
                                                                     ------------------          -----------------
                                                               August 31,        August 31,    August 31,   August 31,
                                                                 1998              1997          1998            1997
                                                                 ----              ----          ----            ----
Shares outstanding (in thousands):
   Weighted average outstanding                                 12,631              8,037        10,925         7,996
   Share equivalents                                               224                 --            --           109
   Weighted conversion of preferred stock                          763                 --            --           788
                                                                ------              -----        ------       -------

   Adjusted outstanding                                         13,618              8,037        10,925         8,893
                                                                ======              =====        ======       =======


Net earnings (loss):
   Before extraordinary item                                   $ 2,929           $    152        $ (249)      $ 1,487
   Extraordinary loss on debt
     extinguishment                                                 --                 --        (4,965)           --
                                                               -------            --------      -------       -------
   Net earnings (loss)                                           2,929                152        (5,214)        1,487
   Preferred stock dividend                                       (370)              (378)       (1,113)       (1,136)
                                                              --------            --------      -------       -------
   Earnings (loss) applicable to common
     stock                                                     $ 2,559            $  (226)      $(6,327)      $   351
                                                               =======            ========      ========      =======


Net earnings (loss) per common share:
   Before extraordinary item                                   $  0.19            $ (0.03)      $ (0.12)      $  0.04
   Extraordinary loss on debt
     extinguishment                                                 --                  --        (0.45)           --
                                                               -------
   Net earnings (loss)                                         $  0.19            $ (0.03)      $ (0.57)      $  0.04
                                                               =======            ========      ========      =======



Accounting Pronouncements
-------------------------

Statement of Financial Accounting Standards ("SFAS") No. 129 "Disclosure of Information about Capital Structure," was adopted during the first quarter of the fiscal year ending November 30, 1998. This statement did not have a material impact on the Company's financial position, results of operations or cash flows as disclosure requirements did not change for the Company with this new statement. SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," are effective for the year ending November 30, 1999. In the opinion of management, these statements will not have a material impact on the Company's financial position, results of operations, or cash flows. SFAS No. 130 "Reporting Comprehensive Income," is effective for the year ending November 30, 1999. Due to the significance of the foreign currency translation adjustments recorded, comprehensive income is expected to be significantly lower than reported net earnings. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and is effective for the year ending November 30, 2000. SFAS No. 133 establishes a new model for accounting for derivatives in the balance sheet as either assets or liabilities and measures them at fair value. Certain disclosures concerning the designation and assessment of hedging relationships are also required. Management has not yet determined the impact of this statement on the Company's consolidated financial statements.

The American Institute of Certified Public Accountants ("AICPA") Statements of Position("SOP") No. 96-1 "Environmental Remediation Liabilities," and SOP No. 97-2 "Software Revenue Recognition," were adopted during the first quarter of 1998. SOP No. 96-1 provides guidance for recognizing, measuring and disclosing environmental remediation liabilities. SOP No. 97-2 supersedes SOP No. 91-1 and provides more specific guidance on revenue recognition related to software products. The adoption of these statements did not have a material impact on the Company's financial position, results of operations or cash flows. SOP No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," is effective for the year ending November 30, 2000. The Company adopted this statement effective March 1, 1998.

See financial statements and accompanying notes in the Company's 1997 Annual Report to Shareholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General
-------

Tokheim Corporation, including its subsidiaries (the "Company"), is the world's largest manufacturer and servicer of electronic and mechanical petroleum dispensing systems. These systems include petroleum dispensers and pumps, Retail Automation Systems (including POS), dispenser payment or "pay-at-the-pump" terminals, replacement parts and upgrade kits. As a result of its acquisition of the petroleum dispenser business of Sofitam S.A. ("Sofitam") in September 1996 and the RPS Division of Schlumberger Limited ("RPS Division") in September 1998, the Company has positioned itself as the largest global competitor in the petroleum dispenser business, with the ability to provide both products and services to customers in over 80 countries. The Company is a leading supplier of petroleum dispensing systems in the United States, France, Canada, Mexico, and Africa, and has strong market positions in Italy, the United Kingdom, Germany, and Spain. The Company also has operations established in Asia, Eastern Europe, and Latin America.

The purchase price of $330,000 for the RPS Division was financed with a combination of cash, bank borrowings, seller notes, and purchase warrants. The merger of the RPS Division with Tokheim creates the world's largest manufacturer and servicer of fuel dispenser systems in the industry with pro forma 1997 sales of approximately $737,500. The acquisition has been accounted for using the purchase method of accounting.


Results of Operations
---------------------

Consolidated sales for the three and nine month periods ended August 31, 1998 were $101,492 and $291,997, respectively. Consolidated sales, excluding sales of the newly acquired subsidiary, MSI, were $100,330 and $287,364 as compared to $91,781 and $279,662 in the year ago three and nine month periods, respectively.

On a comparable basis, consolidated sales for the 1998 three month period increased 9.3% over the prior year period with the nine month sales increasing by 2.8% from 1997 levels. Sales for North America, excluding export sales, have increased 29.8% for the three month period and 21.5% for the nine month period. This increase is due to a stronger demand in the Company's retail distribution, commercial dispenser and service parts sales. This demand was driven by new, more convenient products, such as credit/debit card readers, environmental regulations, such as those requiring vapor recovery systems, and unusually mild weather in the northern regions for he first half of the year, which facilitated an earlier than normal start of the construction period.

International sales, including domestic export sales, have decreased 2.4% for the three month period and the nine month period sales for 1998 have decreased 7.6% from 1997 amounts. A major contributing factor to this decrease in sales dollars for the three and nine month periods is attributable to the continued decline in foreign currency exchange rates from prior year levels. International sales for the three month periods ended August 31, 1998 would have been $504 and $7,816 higher, respectively, if average exchange rates of European and African currencies remained consistent with 1997 rates. The other major contributing factor is a significant decline in current year domestic export sales to the Asia Pacific and Middle East regions compared to prior year levels. The depressed sales to the Asia Pacific region has been caused by the significant economic downturn in that region's economy. There can be no assurance as to when Asian market conditions will improve or whether they may worsen or spread to other regions.

Gross margins as a percent of sales (defined as net sales less cost of sales divided by net sales) have improved 2.1%, from 25.2% for the three months ended August 31, 1997 to 27.3% for the 1998 three month period. The gross margin for the nine month period ended August 31, 1998 was 26.7%, representing a 1.6% improvement from the year ago period. This improvement was primarily due to increased manufacturing efficiencies and higher domestic sales volumes, which enabled the Company to better absorb fixed costs associated with the manufacturing process.

Selling, general, and administrative expenses as a percent of sales for the three and nine month periods ended August 31, 1998 were 18.0% and 18.2%, respectively. On a comparable basis, after excluding the effects of MSI, these expenses were 17.1% and 17.7% for the three and nine month periods of 1998 compared to 16.8% and 17.3% for the same year ago periods. The increase in the three and nine month periods of 1998 was attributed to increased costs associated with year 2000 corrective actions and an increase in royalty payments.

Merger and acquisition costs and other unusual items ("M&A Costs") for the three month period ended August 31, 1998 relate to involuntary termination and other exit costs incurred in connection with the Sofitam restructuring plan. The M&A Costs for the nine month period ended August 31, 1998 consist primarily of a $5,987 non-recurring write-off for in process research & development ("R&D") that was incurred in connection with the acquisition of MSI. This amount represents the estimated fair value of acquired incomplete R&D projects as determined by an independent appraisal. In addition, the year to date amount also includes involuntary termination and other exit costs incurred to execute certain projects related to the Sofitam restructuring plan and the closure of the Boca Raton, Florida sales operations.

Net interest expense for the three and the nine month periods ended August 31, 1998 has decreased by $1,699 and $2,561, respectively. These decreases are due to significantly reduced debt levels from the prior year. The Company reduced its outstanding borrowing under its Bank Credit Facility by $28,349 and repurchased $35,000 of its Notes with the net proceeds received from the March 1998 equity offering.

Foreign currency gains for the third quarter of 1998 were $33 versus gains of $138 in the third quarter of 1997. The current year to date foreign currency gains were $813 compared to gains of $315 in the first nine months of 1997. During the second quarter of 1998 the Company realized a foreign currency gain of $770 associated with the repayment of various French Franc denominated Euro Currency contracts previously entered into under the Company's Bank Credit Facility. Under the terms of the Bank Credit Facility, the Company has the ability to borrow funds under Euro Currency contracts denominated in a variety of foreign currencies. Due to the decline in the value of the French Franc, the Company was able to repay these contracts with fewer U.S. Dollars than it received when the original contracts were entered into. As of August 31, 1998 all remaining contracts held under the Bank Credit Facility were denominated in U.S. Dollars.

Income taxes have increased in the current year for both the three and nine month periods ended August 31, 1998, as compared to the year ago periods. This increase is due to higher aggregate pretax earnings at certain foreign subsidiaries, losses at certain foreign subsidiaries that provide no tax benefit and increased state taxes and federal alternative minimum taxes on increased domestic earnings.

As a result of the above mentioned items, earnings before extraordinary loss on debt extinguishment were $2,929, or a $0.19 earnings per common share after preferred stock dividends on a diluted basis for the three months ended August 31, 1998 compared to earnings of $152, or a $0.03 loss per common share after preferred stock dividends on a diluted basis for the same period in 1997. Loss before extraordinary loss on debt extinguishment was $249, or a $0.12 loss per common share after preferred stock dividends on a diluted basis for the nine months ended August 31, 1998 compared to earnings of $1,487, or a $0.04 earnings per common share after preferred stock dividends on a diluted basis for the same period in 1997.

During the second quarter of 1998, the Company recorded an extraordinary loss on debt extinguishment of $4,965, or a $0.45 loss per diluted common share for the nine months ended August 31, 1998. This loss was the result of the Company redeeming $35,000 of its Notes under the call provision of the related indenture. The amount includes $3,450 of premiums paid to call the Notes and $1,515 representing the write-off of a proportionate share of the original unamortized deferred issuance cost.

Liquidity and Capital Resources
-------------------------------

Cash used in operations for the nine months ended August 31, 1998, was $1,600 versus cash provided by operations of $11,846 in the comparable period of 1997. This decline from the prior year was caused primarily by decreased accounts payables, decreased accrued expenses and increased inventories for the nine month period to a greater extent than in the prior year. Cash flow from accounts receivable reductions was $16,861 in the year ago nine month period compared to $3,559 in the current year. During the first nine months of 1997 the Company significantly decreased the newly acquired Sofitam entities' accounts receivable collection period and thereby generated a large inflow of cash from receivables collections at those locations.

In March 1998, the Company completed an offering of 4,370,000 shares of its common stock (the "Offering"). Net proceeds from the Offering totaled approximately $67,724. The Company used $39,356 of the proceeds to redeem $35,000 in aggregate principal amount of the Company's Notes. These Notes were redeemed at the call price of 109.857%, expressed as a percentage of the original face value, resulting in premiums paid of $3,450 along with accrued interest of $906. Following the redemption, $55,000 in aggregate principal amount of the Notes remained outstanding. Prior to the redemption of the Notes, the proceeds of the Offering were used to reduce the outstanding balance of the Bank Credit Facility with the remaining amount placed in short-term investments. The remaining $28,368 of proceeds was applied toward the Bank Credit Facility and general corporate purposes. In December 1997, approximately $12,000 was borrowed under the Bank Credit Facility to finance the acquisition of MSI. This amount was repaid as part of the reduction of the Bank Credit Facility balance.

The Company incurred capital expenditures of $7,390 and $5,507 for the nine months ended August 31, 1998 and 1997, respectively. The increase relates primarily to capital requirements for implementing the consolidation plan for Sofitam, improvements at the Company's Fort Wayne, Indiana manufacturing facility, and capitalizable costs associated with the implementation of new finance and accounting software packages at the Fort Wayne, Indiana, Lansdale, Pennsylvania and Trembley, France locations.

In connection with the continued implementation of the Sofitam consolidation plan, the Company expects to incur a number of charges. During the first nine months of 1998, the Company charged $2,025 against the acquisition accrual recorded for estimated cost necessary to realign the Sofitam operations in Europe, including the closure of certain redundant operations. This realignment also resulted in $378 of charges against operating income for the nine months ended August 31, 1998. With respect to the consolidation, the Company anticipates charging $5,259 against the remaining acquisition accrual during the next twelve to eighteen months. The Company also expects to charge an additional $1,600 against operating income for continued realignments in the fourth quarter of 1998. These expenditures were originally scheduled for the 1999 fiscal year; however, due to changing circumstances, the Company has stepped up its timetable for these realignments.

As part of the MSI acquisition, the Company is obligated to make contingent payments of up to $13,200 over the next three years based on MSI's performance. The $13,200 consists of $8,000 of additional purchase price, $2,600 related to a non-compete agreement, and $2,600 of additional employee compensation.

The Company has guaranteed loans to the Employees' Stock Ownership Plan ("ESOP") in the amounts of $8,232 and $9,429 at August 31, 1998 and 1997, respectively. The Trustee who holds the ESOP Preferred Stock may elect to convert each preferred share to one common share in the event of a redemption by Tokheim, certain consolidations or mergers of Tokheim, or a redemption by the Trustee that is necessary to provide for distributions under the Company's Retirement Savings Plan. A participant may elect to receive a distribution from the plan in cash or common stock. If redeemed by the Trustee, the Company is responsible for purchasing the preferred stock at the twenty-five dollar floor value. The Company may elect to pay the redemption price in cash or an equivalent amount of common stock. Preferred stock dividends paid were $1,113 and $1,136 for the first nine months of 1998 and 1997, respectively.

In December 1997, the Company began to implement its year 2000 plan, including the organization and staffing of a full-time year 2000 program office. The Company has organized the plan implementation process into the following sections: product certification (ensuring all products sold by the Company are year 2000 compliant); internal information systems (ensuring all internal hardware and software is year 2000 compliant through upgrades or replacement); suppliers, distributors and external agents (ensuring all suppliers, distributors and external agents used by the Company to purchase or sell goods and services are year 2000 compliant); and manufacturing and infrastructure (ensuring manufacturing and infrastructure systems are year 2000 compliant).

As of August 31, 1998, all of the Company's products have been tested; all critical suppliers and distributors have been surveyed with such follow-up as is needed; 40% of applicable software programs have been converted and tested; and the manufacturing and infrastructure section of the process is to begin shortly. The Company expects to complete all of its diagnostics and testing by the end of the third quarter, 1999 and believes that all sections are on schedule at August 31, 1998. The total cost associated with required modifications to become year 2000 compliant is not expected to be material to the Company's financial position. The Company estimates that it will spend a total of approximately $2,200 by December 31, 1999 (of which approximately $660 had been spent by August 31, 1998), to become year 2000 compliant.

The failure to correct a material year 2000 problem could result in an interruption in, or a failure of certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity, or financial condition. The year 2000 plan is expected to significantly reduce the Company's level of uncertainty about the year 2000 problem and, in particular, about the year 2000 compliance and readiness of its material external agents. The Company believes that with the implementation of new business systems and completion of the year 2000 plan as scheduled, the possibility of significant interruptions of normal operations should be reduced. However, contingency planning for all sections discussed above is scheduled to commence in the fourth quarter of 1998, at which time the Company will focus on assessing the risks of not becoming year 2000 compliant for each section mentioned.

On September 30, 1998 Tokheim completed the acquisition ("Acquisition") of the fuel dispenser systems and service business (the "RPS Division") of Schlumberger for a price equal to $330,000 in cash, notes, and warrants, subject to certain post-closing adjustments. Of the $330,000 purchase price, $100,000 was paid in cash borrowed under the terms of a new bank credit agreement (see description below). The $210,000 note portion of the purchase price consisted of $40,000 in ten year, 12.0% junior subordinated payment-in-kind notes (the "Junior Subordinated Notes") and $170,000 in 12.0% senior subordinated notes due one hundred twenty days after the closing date (the "Senior Subordinated Notes" and, together with the Junior Subordinated Notes, the "Subordinated Notes"). $20,000 of the purchase price was paid with warrants (the "Warrants") to purchase up to a maximum of 19.9% of the outstanding shares of Tokheim common stock. The actual number of shares issued upon exercise will be based upon the $20,000 purchase price of the Warrants divided by the weighted average closing price of Tokheim common stock over the thirty day period prior to and after the closing date. The Warrants are exercisable for a nominal price for five years beginning one hundred twenty days after the closing date.

Tokheim has the option, subject to bank approval, to redeem (in whole or in part) the Subordinated Notes and the Warrants. Under the terms of the Senior Subordinated Notes, to the extent Tokheim has not refinanced the Senior Subordinated Notes within one hundred twenty days of the closing date, such notes convert into an equal principal amount of eight year notes with an interest rate starting at 12.0% and increasing by 0.5% every three months, to a maximum of 14.5%. Interest exceeding 12.0% will be payable in kind.

The Acquisition has been accounted for using the purchase method of accounting, and the RPS Division's results of operations will be included in the consolidated financial statements of Tokheim from the date of acquisition. The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the RPS Division's net book value of assets at December 31, 1997, as adjusted, which is estimated to approximate fair value. The purchase price allocated under this assumption exceeded the estimated fair value of net assets acquired by approximately $247,000. This amount will be recognized as goodwill and will be amortized on a straight-line basis over forty years.

As part of the purchase price the Company has provided for certain costs the Company believes will be spent to close down redundant operations in connection with the reorganization and rationalization of the RPS Division's operations. The Company expects to incur approximately $18,600 associated with involuntary termination costs to reduce redundant staffing levels and approximately $4,900 of exit costs and asset write-off costs to close redundant facilities. These costs will be aggregated and included in accrued liabilities. The amounts do not include costs associated with consolidation of previously existing Tokheim subsidiaries, which will be expensed as incurred, nor do these costs benefit production in future periods.

Simultaneously with the Acquisition, the Company executed a new Bank Credit Agreement (the "New Credit Agreement") with a consortium of banks to refinance previously existing indebtedness, including redemption of the $55,000 of 11 1/2% Senior Subordinated Notes, and to finance $100,000 of the Acquisition. The New Credit Agreement provides for a six year $120,000 revolving working capital facility and a six year $120,000 term loan facility. An additional agreement provides for the assignment of a three year $7,616 ESOP loan facility. At October 9, 1998 the outstanding borrowings were $60,700 under the revolving working capital facility, $120,000 under the term loan, and $7,615 under the ESOP facility. The term loan calls for equal quarterly principal payments aggregating $7,500 in year 2000; $10,000 in year 2001; $12,500 in year 2002;
$15,000 in year 2003; $37,500 in a single payment due first quarter 2004; and the remainder due at maturity. Available borrowings under the revolving working capital facility were $59,300 at October 9, 1998.

Also simultaneously with the Acquisition, Tokheim entered into a note purchase agreement with one or more purchasers, pursuant to which Tokheim issued $22,500 aggregate principal amount of senior notes (the "Senior Notes") with a seven year term. Tokheim has the option, subject to bank approval, to redeem the Senior Notes at specified call prices ranging from 100.000% to 107.250% expressed as a percentage of the original principal balance. The initial interest rate of 12.5% increases by 0.5% on December 1, 1998, and continues to increase every three months by 0.5%, to a maximum of 14.5%. Proceeds from the Senior Notes were used in connection with the Company's refinancing of existing indebtedness.

On September 30, 1998 the Company completed the repurchase of its then outstanding $55,000 of 11.5% Senior Subordinated Notes due 2006 ("Notes") pursuant to the terms of its then outstanding tender offer therefore. These notes were redeemed at an aggregate premium and consent payment of $12,360 along with accrued interest of $1,072. The premium and consent payment will be aggregated with the write off of the remaining deferred issuance costs related to the Notes and the previous bank credit agreement and reported as an extraordinary loss on debt extinguishment of approximately $19,000 in the fourth quarter of 1998.

No cash dividends on common stock were declared or paid during the period. Currently, the New Credit Agreement and the indenture governing the notes restrict the payment of dividends.

Due to the indebtedness incurred to complete the Acquisition the Company is highly leveraged. The Company's principal sources of future liquidity are expected to be cash flow from operations, an anticipated senior subordinated note offering and available borrowings under the revolving working capital facility. It is expected that the Company's principal uses of cash will be to provide working capital, finance capital expenditures, fund costs associated with the Acquisition, implement a consolidation plan and meet debt service requirements. Based upon current operations, anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with available borrowings under the revolving working capital facility and its other sources of liquidity (including leases), will be adequate to meet its anticipated cash requirements for the next twelve months and the foreseeable long-term periods. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that estimated cost savings or growth can be achieved.

                          PART II. OTHER INFORMATION

Item 6. Exhibits

NO.       DESCRIPTION

(a)
2.1 Master Agreement for Purchase and Sale of Shares, Assets, and Liabilities, dated as of June 19, 1998, between Tokheim and Schlumberger (incorporated herein by reference to the Company's Registration Statement on Form 8-K/A dated October 15, 1998).

2.2 Amendment No. 1 to the Master Agreement for Purchase and Sale of Shares, Assets and Liabilities, dated as of September 30, 1998 between Tokheim and Schlumberger (incorporated herein by reference to the Company's Registration Statement on Form 8-K/A dated October 15,
          1998).

3.1 Restated Articles of Incorporation of the Registrant, as amended, as filed with the Indiana Secretary of State on February 5, 1997 (incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended November 30, 1997).

3.2 Bylaws of the Registrant, as restated on July 12, 1995 and amended March 2, 1998 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended May 31, 1998).

4.1 Securities Purchase Agreement, dated September 30, 1998, by Tokheim and Schlumberger (incorporated herein by reference to the Company's Registration Statement on Form 8-K/A dated October 15, 1998).

4.2 12% Senior Subordinated Note Due January 28, 1999 in the amount of $170,000,000 (incorporated herein by reference to the Company's Registration Statement on Form 8-K/A dated October 15, 1998).

4.3 Senior Subordinated Note Indenture, dated as of September 30, 1998, among Tokheim, Management Solutions, Inc., Tokheim Equipment Corporation, Tokheim RPS, LLC, Sunbelt Hose & Petroleum Equipment, Inc., Envirotronic Systems, Inc., Gasboy International, Inc., Tokheim Automation Corporation, Tokheim Investment Corp., as guarantors, and Harris Trust and Savings Bank, as trustee (incorporated herein by reference to the Company's Registration Statement on Form 8-K/A dated October 15, 1998).

4.4 12% Junior Subordinated Note Due 2008 in the amount of $40,000,000 (incorporated herein by reference to the Company's Registration Statement on Form 8-K/A dated October 15, 1998).

4.5 Junior Subordinated Note Indenture, dated as of September 30, 1998, among Tokheim, Management Solutions, Inc., Tokheim Equipment Corporation, Tokheim RPS, LLC, Sunbelt Hose & Petroleum Equipment, Inc., Envirotronic Systems, Inc., Gasboy International, Inc., Tokheim Automation Corporation, Tokheim Investment Corp., as guarantors, and Harris Trust and Savings Bank, as trustee (incorporated herein by reference to the Company's Registration Statement on Form 8-K/A dated October 15, 1998).

4.6 Warrant to Purchase up to 19.9% of the Shares of Common Stock of Tokheim (incorporated herein by reference to the Company's Registration Statement on Form 8-K/A dated October 15, 1998).

4.7 Form of Roll-Over Note (incorporated herein by reference to the Company's Registration Statement on Form 8-K/A dated October 15,
          1998).

4.8 Registration Rights Agreement, dated September 30, 1998, by Tokheim and Schlumberger (incorporated herein by reference to the Company's Registration Statement on Form 8-K/A dated October 15, 1998).

4.9 Note Purchase Agreement, dated as of September 30, 1998, among Tokheim, the Subsidiaries and the Purchasers (incorporated herein by reference to the Company's Registration Statement on Form 8-K/A dated October 15, 1998).

4.10 Amended and Restated Credit Agreement, dated as of September 30, 1998, among Tokheim, the Borrowing Subsidiaries, the Lenders and NBD Bank, N.A. as administrative agent and Credit Lyonnais as documentation and collateral agent and Gleacher Natwest Inc. and Bankers Trust Company as co-syndication agents (incorporated herein by reference to the Company's Registration Statement on Form 8-K/A dated October 15,
          1998).

4.11 Amendment No. 1 to Rights Agreement, dated as of September 30, 1998, between Tokheim and Harris Trust and Savings Bank (incorporated herein by reference to the Company's Registration Statement on Form 8-A/A dated October 14, 1998).

11        Statement regarding computation of per share earnings.

27        Financial data schedule.

(b)       Reports on Form 8-K.

          The Company filed a report on Form 8-K dated August 3, 1998, describing the RPS Division acquisition, including financial statements of the RPS Division and unaudited pro forma financial statements.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TOKHEIM CORPORATION

Date: October 15, 1998            /S/DOUGLAS K. PINNER
                                  ----------------------
                                  Douglas K. Pinner
                                  Chairman, President and Chief Executive
                                  Officer



Date: October 15, 1998            /S/JOHN A. NEGOVETICH
                                  ---------------------
                                  John A. Negovetich
                                  Executive Vice-President,
                                  Finance and Administration and
                                  Chief Financial Officer

EXHIBIT INDEX

NO.     DESCRIPTION

(a)
2.1 Master Agreement for Purchase and Sale of Shares, Assets, and Liabilities, dated as of June 19, 1998, between Tokheim and Schlumberger (incorporated herein by reference to the Company's Registration Statement on Form 8K/A dated October 15, 1998).

2.2 Amendment No. 1 to the Master Agreement for Purchase and Sale of Shares, Assets and Liabilities, dated as of September 30, 1998 between Tokheim and Schlumberger (incorporated herein by reference to the Company's Registration Statement on Form 8K/A dated October 15, 1998).

3.1 Restated Articles of Incorporation of the Registrant, as amended, as filed with the Indiana Secretary of State on February 5, 1997 (incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended November 30, 1997).

3.2 Bylaws of the Registrant, as restated on July 12, 1995 and amended March 2, 1998 (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended May 31, 1998).

4.1 Securities Purchase Agreement, dated September 30, 1998, by Tokheim and Schlumberger (incorporated herein by reference to the Company's Registration Statement on Form 8-K/A dated October 15, 1998).

4.2 12% Senior Subordinated Note Due January 28, 1999 in the amount of $170,000,000 (incorporated herein by reference to the Company's Registration Statement on Form 8-K/A dated October 15, 1998).

4.3 Senior Subordinated Note Indenture, dated as of September 30, 1998, among Tokheim, Management Solutions, Inc., Tokheim Equipment Corporation, Tokheim RPS, LLC, Sunbelt Hose & Petroleum Equipment, Inc., Envirotronic Systems, Inc., Gasboy International, Inc., Tokheim Automation Corporation, Tokheim Investment Corp., as guarantors, and Harris Trust and Savings Bank, as trustee (incorporated herein by reference to the Company's Registration Statement on Form 8-K/A dated October 15, 1998).

4.4 12% Junior Subordinated Note Due 2008 in the amount of $40,000,000 (incorporated herein by reference to the Company's Registration Statement on Form 8-K/A dated October 15, 1998).

4.5 Junior Subordinated Note Indenture, dated as of September 30, 1998, among Tokheim, Management Solutions, Inc., Tokheim Equipment Corporation, Tokheim RPS, LLC, Sunbelt Hose & Petroleum Equipment, Inc., Envirotronic Systems, Inc., Gasboy International, Inc., Tokheim Automation Corporation, Tokheim Investment Corp., as guarantors, and Harris Trust and Savings Bank, as trustee (incorporated herein by reference to the Company's Registration Statement on Form 8-K/A dated October 15, 1998).

4.6 Warrant to Purchase up to 19.9% of the Shares of Common Stock of Tokheim (incorporated herein by reference to the Company's Registration Statement on Form 8-K/A dated October 15, 1998).

4.7 Form of Roll-Over Note (incorporated herein by reference to the Company's Registration Statement on Form 8-K/A dated October 15,
          1998).

4.8 Registration Rights Agreement, dated September 30, 1998, by Tokheim and Schlumberger (incorporated herein by reference to the Company's Registration Statement on Form 8-K/A dated October 15, 1998).

4.9 Note Purchase Agreement, dated as of September 30, 1998, among Tokheim, the Subsidiaries and the Purchasers (incorporated herein by reference to the Company's Registration Statement on Form 8-K/A dated October 15, 1998).

4.10 Amended and Restated Credit Agreement, dated as of September 30, 1998, among Tokheim, the Borrowing Subsidiaries, the Lenders and NBD Bank, N.A. as administrative agent and Credit Lyonnais as documentation and collateral agent and Gleacher Natwest Inc. and Bankers Trust Company as co-syndication agents (incorporated herein by reference to the Company's Registration Statement on Form 8-K/A dated October 15,
          1998).

4.11 Amendment No. 1 to Rights Agreement, dated as of September 30, 1998, between Tokheim and Harris Trust and Savings Bank (incorporated herein by reference to the Company's Registration Statement on Form 8-A/A dated October 14, 1998).

11        Statement regarding computation of per share earnings.

27        Financial data schedule.

(b)       Reports on Form 8-K.

          The Company filed a report on Form 8-K dated August 3, 1998, describing the RPS Division acquisition, including financial statements of the RPS Division and unaudited pro forma financial statements.
                                      18