Form 10-K
period 1998-11-30
TOKHEIM CORP
filed 1999-03-01
CIK 98559

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

           [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For fiscal year ended November 30, 1998

                         Commission file number 1-6018

                              TOKHEIM CORPORATION
            (Exact name of registrant as specified in its charter)

               Indiana                               35-0712500
      (State of Incorporation)               (I.R.S. Employer I.D. No.)

         10501 Corporate Dr.                           46845
         Fort Wayne, Indiana                         (Zip Code)
   (Address of principal executive
              offices)

       Registrant's telephone number, including area code (219) 470-4600

          Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
     Title of each class                                  on which registered
     -------------------                                -----------------------
   Common Stock, no par value.......................... New York Stock Exchange
   Preferred Stock Purchase Rights..................... New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of February 23, 1999, 12,659,879 shares of voting common stock were outstanding. The aggregate market value of shares held by non-affiliates was $96,727,700 million (based on the closing price of these shares on the New York Stock Exchange on such date).

                      Documents Incorporated by Reference

        Document                                                Form 10-K
        --------                                          ---------------------
      Proxy Statement.................................... Part III, Items 10-13

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              TOKHEIM CORPORATION

                          1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                      PART I
 Item 1.  Business......................................................     1

 Item 2.  Properties....................................................     5
 Item 3.  Legal Proceedings.............................................     6
 Item 4.  Submission of Matters to a Vote of Security Holders...........     6
                                      PART II
 Item 5.  Market For The Registrant's Common Equity and Related
          Shareholder Matters...........................................     6
 Item 6.  Selected Financial Data.......................................     7
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................     9
 Item 8.  Financial Statements and Supplementary Data...................    18
 Item 9.  Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................    51
                                     PART III
 Item 10. Directors and Executive Officers of the Registrant............    51
 Item 11. Executive Compensation........................................    51
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................    51
 Item 13. Certain Relationships and Related Transactions................    51
                                      PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
          K.............................................................    52

                                    PART I

Item 1. Business.

 (a) General:

  Tokheim Corporation, including its subsidiaries ("Tokheim" or the "Company"), is the world's largest manufacturer and servicer of electronic and mechanical petroleum dispensing systems. These systems include petroleum dispensers and pumps, retail automation systems (including point-of-sale ("POS") systems), dispenser payment or "pay-at-the-pump" terminals, replacement parts and upgrade kits. The Company provides products and services to customers in more than 80 countries. The Company is the largest supplier of petroleum dispensing systems in Europe, Africa, Canada and Mexico, and one of the largest in the United States. The Company also has established operations in Asia and Latin America.

  The Company was organized as the Tokheim Manufacturing Company in Cedar Rapids, Iowa in 1901. In 1918, Tokheim was purchased by a group of businessmen and was moved to Fort Wayne, Indiana, where it was incorporated in Indiana under the name Tokheim Oil Tank and Pump Company. The present name was adopted in December 1953.

  In September 1996, the Company acquired the petroleum dispenser business of Sofitam S.A. ("Sofitam") for $107.4 million less certain adjustments. The acquisition included Sofitam's in-house service provider, Sogen S.A., as well as the two distinct brand names-EIN and Satam. Sofitam had and continues to have a leading market position in France and northern Africa, as well as a strong market position in southern Europe.

  In December 1997, the Company acquired Management Solutions, Inc. ("MSI"). MSI develops and distributes retail automation systems (including POS software), primarily for the convenience store, petroleum dispensing and fast food service industries. The Company paid MSI's stockholders an initial amount of $12.0 million. The Company is also obligated to make contingent payments of up to $13.2 million over fiscal years 1998, 1999 and 2000 based upon MSI's performance. In 1998, the Company was not obligated to and did not make any additional payments.

  In March 1998, the Company completed the sale of 4,370,000 shares of its common stock (the "Common Stock Offering"). Net proceeds from the Common Stock Offering totaled approximately $67.7 million. The Company used approximately $39.4 million of the proceeds to redeem $35.0 million in aggregate principal amount of its 11.5% Senior Subordinated Notes due 2006 (the "11.5% Notes"). The remaining $28.3 million of proceeds was applied to reduce borrowings under the then-existing credit agreement and for general corporate purposes.

  In September, 1998, the Company acquired the RPS Division (the "RPS Division") of Schlumberger Limited ("Schlumberger") for $330.0 million in cash, notes, and warrants, subject to certain post-closing adjustments. Of the $330.0 million purchase price, $100.0 million was paid in cash borrowed under the terms of a new bank credit agreement with a consortium of banks (the "New Credit Agreement") as well as $22.5 million of senior notes (the "Senior Notes"). The seller note portion of the purchase price consisted of $170.0 million in 12.0% senior subordinated notes due January 29, 1999 (the "Senior Subordinated Seller Notes"), and $40.0 million in ten year, 12.0% junior subordinated payment-in-kind notes issued to Schlumberger (the "Junior Notes"). The remaining $20.0 million of the purchase price was paid with common stock warrants (the "Warrants") exercisable for five years, beginning January 30, 1999 to purchase, at a nominal price, 2,526,923 shares of the Company's common stock. The Senior Subordinated Seller Notes, along with the Senior Notes, were repaid on January 29, 1999 with the proceeds from a private placement (the "Offering") of $123.0 million of 11.375% senior subordinated notes due 2008 (the "Dollar Notes") and ^75.0 million (approximately $87.0 million) of 11.375% senior subordinated notes due 2008 (the "Euro Notes").

  The information that follows should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. Unless otherwise noted, references to years in this Report are to the Company's fiscal years ended November 30.

  Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: increases in interest rates or the Company's cost of borrowing or a default under any material debt agreement; inability of the Company to successfully make and integrate acquisitions; inability to achieve anticipated cost savings or revenue growth; dependence on the retail petroleum industry; inability to forecast or achieve future sales levels or other operating results; fluctuations in exchange rates among various foreign currencies, principally among dollars, French franc, German marks and the British pound; costs in adjusting to the new common European currency, the euro; competition; inability to protect proprietary technology or to integrate new technologies quickly into new products; changes in business strategy or development plans; business disruptions; changes in general economic conditions or in economic conditions of particular markets in which the Company competes; unavailability of funds for capital expenditures or research and development; changes in customer spending levels and demand for new products; changes in governmental, environmental or other regulations, especially as they may affect the capital expenditures of the Company's customers; failure of the Company to comply with governmental regulations; loss of key members of management; adverse publicity; contingent liabilities and other claims asserted against the Company; loss of significant customers or suppliers; "Year 2000" problems with computer systems, software, products or suppliers of the Company or its customers, suppliers or resellers; and other factors referenced in this Report. Certain of these factors are discussed in more detail elsewhere in this Report, including, without limitation, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Consolidated Financial Statements and related notes. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

 (b) Financial Information About Industry Segments:

  In 1998, 1997 and 1996, the Company had only one reportable industry segment--the design, manufacture and servicing of petroleum dispensing systems.

 (c) Narrative Description of Business:

Principal Products and Services

  The Company's principal product offerings include petroleum dispensers and pumps, retail automation systems (including POS systems), dispenser payment or "pay-at-the-pump" terminals, replacement parts and upgrade kits. Petroleum dispensers and pumps transfer fuel from storage tanks to vehicles or portable containers. Dispensers include meters, which measure the quantity of fuel pumped and transfer the information and calculators which determine a sales price based on the information received from the meter. Retail automation systems control in-store and at-the-pump fuel sales, pump activation and credit card transactions, monitor inventory, transmit data to a central management system and perform other management functions. Pay-at-the-pump terminals automate customer payment at the pump with cash or credit/debit cards. Upgrade kits permit owners to upgrade a dispenser's capabilities and functionality without incurring the cost of replacing the entire dispenser. The Company also offers services for its products through authorized service representatives ("ASRs") and Company-owned facilities.

  In 1998, 1997 and 1996, the petroleum industry accounted for all of the Company's sales. Approximately 88%, 89% and 86%, respectively, of the Company's sales were derived from the sale of retail service station gasoline dispensers, parts, accessories, and service contracts.

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

  National Oil Companies ("nationals")--A national is a non-U.S. oil Company that operates exclusively (or almost exclusively) in a single national market. Most nationals are, or until recently were, state-owned. In recent years, a number of nationals have been privatized or have relinquished their monopolies over the local retail petroleum markets.

  Independent Oil Companies ("independents")--Independents are usually U.S. companies that sell "branded" products regionally rather than nationally. They typically have station and dispenser designs which are standardized, similar to MOCs.

  Jobbers--Jobbers are independent service station owners that operate under the brand of a MOC. A station owned by a jobber looks substantially the same as one owned by a MOC, selling MOC-branded products and using standard MOC station layouts. Most jobbers own multiple stations. Some jobbers work exclusively with one MOC, while others have multiple MOC partners. Moreover, jobbers can change their MOC affiliations within contractual limitations between the jobber and the MOC. Usually, jobbers are not required to purchase their petroleum dispensing equipment from the same manufacturers as their affiliated MOC.

  Convenience Store Stations--Convenience store stations are petroleum retailers who source over 50% of their sales from merchandise rather than from petroleum products. A significant number of convenience store stations are owned by MOCs. The Company's convenience store station customers include national and regional operators, as well as small, local businesses.

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

  Commercial Customers--The commercial market is characterized by companies whose fuel consumption needs justify maintaining internal fueling capabilities, such as truck fleets and municipalities. Through its Gasboy subsidiary, the Company is the leading supplier of fuel dispensing equipment to the U.S. commercial market.

Sales and Distribution

  Products are distributed in the United States by a sales organization which operates from national account offices, district sales offices, petroleum equipment firms, industrial suppliers and distributors in major cities across the United States. In areas outside the United States, product distribution is accomplished by the international division through foreign subsidiaries, distributors, and special sales representatives. In addition to its widespread sales organization, there are more than 1,400 trained field service representatives acting as independent contractors, many of whom maintain a service parts inventory. The Company's customer service division maintains a help desk which is available 24 hours a day, 365 days a year, for immediate response to service needs in most markets. Additionally, the customer service division maintains a continuing program of service clinics for customers, ASRs and distributors, both in the field and at the Company's training centers.

  In recent years, MOCs and nationals have been moving toward granting national, regional and global contracts or "tenders" and toward creating alliances and preferred supplier relationships with suppliers. The

Company believes that its acquisitions of Sofitam and the RPS Division, which increased its global sales and services capabilities, positions it positively in response to this trend.

New Products; Research and Development

  The Company continually seeks to enhance its existing product lines to offer increased functionality in new or existing products and has dedicated research and engineering staffs. The Company, not including the RPS Division for 1997 and 1996, spent approximately $21.1 million, $18.3 million and $15.9 million in 1998, 1997 and 1996, respectively, to improve existing products and manufacturing methods, develop new products and pursue other applied research and development. The RPS Division spent $16.6 million and $15.9 million in 1996 and 1997, respectively. The Company has also begun to form exclusive relationships with the MOCs to develop products that meet their specific needs and with electronics companies to develop advanced technologies.

  In 1997, the Company began market testing of its RFID technology. Similar to the drive-through payment system at toll booths in major metropolitan areas, this technology automatically charges a consumer's account, which is read from either a microchip key ring tag or a microchip window tag. By eliminating the need to pay for fuel with cash or credit cards, the system speeds gas purchases, both increasing consumer convenience and enabling stations to fuel more cars in less time. The technology also permits the gathering of information about consumer buying habits to improve marketing techniques, such as promotion of food and car washes on pump-mounted displays. Tokheim's RFID system is compatible with all POS systems and with other manufacturer's dispensers (as an upgrade). The Company has entered into an agreement with Micron Communications to further develop its RFID system, which is currently being test marketed with consumers.

Raw Materials

  The principal raw materials essential to the Company's business are flat sheet steel, aluminum, copper tubing, iron castings and electronics, POS systems, and computer components, all of which are generally available through competitive sources of supply. The Company has not experienced any difficulty in obtaining these materials or products.

Patents, Licenses and Trademarks

  The Company has filed patent applications on its technologies for RFID, a new metering device and virtual classrooms. The Company also holds other patents, none of which are considered essential to its overall operations, and has acquired several additional patents with the acquisition of the RPS Division. The Company entered into a license agreement, effective December 1, 1997, pursuant to which the Company will pay a $3.0 million fixed royalty fee, payable in 12 quarterly installments, plus earned royalties for the use of a patented vapor recovery system and certain vapor recovery improvements, an electronic blender and a printed receipt severing device.

Seasonality

  In recent years, the Company's sales have not been seasonal. See Note 14 to the Consolidated Financial Statements, "Quarterly Financial Information (unaudited)."

Working Capital Practices

  There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

Dependence on a Single Customer

  No single customer accounted for 10% or more of the Company's consolidated sales in 1998, 1997 or 1996.

Backlog

  The Company's backlog of firm orders as of the end of 1998 was approximately $67.3 million, compared to approximately $26.2 million at the end of 1997. The increase in 1998 backlog as compared to 1997 is due to including the newly acquired RPS Division. In addition, the RPS Division's revenues are made up of a large portion of service contract sales over the next year, which have been included as backlog due to the firmness of the commitments. The Company expects that the entire backlog will be filled in 1999. The Company believes that its backlog is not necessarily an indicator of sales during the forthcoming year because the average length of the backlog is not very long (four to six weeks of shipments). Factors affecting backlog levels include the timing of purchases by MOCs, announcements of price adjustments, sales promotions, and production delays. The effect of these factors limits the usefulness of comparing backlogs in different periods.

Competition

  Competition within the retail petroleum dispensing equipment industry is intense, and has caused the average price of the Company's products to fall significantly over the past few years. Prices may continue to fall in the future. The Company competes principally against, among others, Gilbarco, Inc. (a division of GEC, Plc), Wayne (a division of Halliburton Co.), Scheidt & Bachmann GmbH and Tatsuno Corporation. Measured in industry sales, the Company believes that it is the largest global manufacturer and servicer of petroleum dispensing equipment.

  The Company believes that the principal methods of competition include price, product quality, service, technology and the ability to provide products globally. The Company believes that a number of factors make it a premier manufacturer and servicer of petroleum dispenser systems. These factors include the Company's: (1) global capabilities, which allow it to satisfy the complete petroleum dispensing equipment needs of customers throughout the world; (2) world's largest service network; (3) strong customer relationships; (4) broad, technologically advanced product line; and (5) proven management team. Several of the Company's current and potential future competitors are subsidiaries or divisions of much larger corporations, however, and have significantly greater financial, technical and marketing resources than the Company.

Environmental Regulations

  The Company's operations and properties are subject to a variety of complex and stringent federal, state and local laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees. The Company does not believe that compliance with any existing environmental regulations will result in material capital expenditures or have a material adverse effect on the Company's financial condition or results of operations. Environmental regulations also tend to affect the Company's customers, increasing their spending and their demand for the Company's products as they attempt to remain in compliance. See Note 20 to the Consolidated Financial Statements, "Contingent Liabilities."

Employees

  As of January 31, 1999, the Company employed approximately 4,700 persons.

 (d) Financial Information About Foreign and Domestic Operations and Export
Sales:

  Financial information about foreign and domestic operations and export sales for 1998, 1997, and 1996 is set forth in Note 16 to the Consolidated Financial Statements, captioned "Geographical Segments."

Item 2. Properties.

  The Company owns properties in: Fort Wayne, Indiana; Fremont, Indiana; Washington, Indiana; Lansdale, Pennsylvania; Brighton, Ontario, Canada; Kya Sand, Randburg, South Africa; Glenrothes, Scotland; Weilheim, Germany; Grentheville, France; Scurzolengo, Italy; Abidjan, Ivory Coast; Bonham, Texas; Dundee, Scotland; and

Bladel, Holland. The Company leases properties in: Greenwood Village, Colorado; Tremblay, France; Casablanca, Morocco; Solothurn, Switzerland; West Sussex, United Kingdom; Vilvoorde, Belgium; Barcelona, Spain; La Soukra, Tunisia; Dakar, Senegal; Douala, Cameroon; Leiderdorp, the Netherlands; Scurzolengo, Italy; and additional sites in France, Austria, Denmark, Norway, Great Britain, Czech Republic, Slovakia, Hungary, Italy, Spain, Switzerland, Ireland, the Netherlands, Germany, Poland and the U.S. The majority of the Company's manufacturing operations are concentrated in the following cities:
Fort Wayne, Indiana; Washington, Indiana; Lansdale, Pennsylvania; Grentheville, France; Kya Sand, Randburg, South Africa; Glenrothes, Scotland; Turnhout, Belgium; Bladel, the Netherlands; Dundee, Scotland; and Bonham, Texas. The Company recently announced that it will close the facilities in Glenrothes, Scotland and Bonham, Texas. The Company believes that it has sufficient production capacity to meet demand over the next several years. The Company also owns an engineering and design center and a corporate office building in Fort Wayne, Indiana. The remaining properties owned or leased by the Company are primarily for warehouse space or sales and service except that the Colorado facility is for software development. The Company is currently holding for sale facilities in Falaise, France, Jasper, Tennessee and Atlanta, Georgia, as well as a 109-acre tract of unimproved land located in Fort Wayne, Indiana. The Company has entered into a contract for the sale of 34 acres of the 109-acre tract of unimproved land.

Item 3. Legal Proceedings.

  As more fully described in Note 20 to the Consolidated Financial Statements, "Contingent Liabilities," the Company is defending various claims and legal actions, including claims relating to the U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and other environmental laws, product liability and various contract and employee matters. These legal actions involve primarily claims for damages arising out of the Company's manufacturing operations, product liability and various contractual and employment issues. Management believes that the outcome of such pending claims will not, individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                                    PART II

Item 5. Market For The Registrant's Common Equity and Related Shareholder
Matters.

  The Company's common stock, no par value (the "Common Stock"), is traded on the New York Stock Exchange under the symbol "TOK." The high and low sales prices for the Common Stock for 1997 and 1998 are set forth as follows:

                        QUARTERLY HIGH-LOW SHARE PRICES

                                                                   High    Low
                                                                 -------- ------
Year Ended November 30, 1997
First Quarter...................................................  9 7/8    7 1/4
Second Quarter.................................................. 10 1/8    8
Third Quarter................................................... 14 3/8    9 3/4
Fourth Quarter.................................................. 18 13/16 13 3/8

Year Ended November 30, 1998
First Quarter................................................... 20 7/8   16 3/8
Second Quarter.................................................. 18 1/4   14 7/8
Third Quarter................................................... 22 15/16  7
Fourth Quarter.................................................. 10 1/8    5 3/8

  The Company has not declared or paid dividends on the Common Stock in recent years. Currently, the Company does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. The New Credit Agreement and the indentures governing the Dollar Notes and the Euro Notes also restrict the payment of dividends.

  The number of Common Stock shareholders of record on February 23, 1999, was approximately 2,100. On February 23, 1999, the closing price of the Common Stock, as reported on the New York Stock Exchange, was $7.8125 per share.

Item 6. Selected Financial Data.

  The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the Consolidated Financial Statements and related notes in Item 8.

                            SELECTED FINANCIAL DATA
                (Amounts in thousands except dollars per share)

                                        Year Ended November 30,
                              ------------------------------------------------
                              1998(A)     1997    1996(B)     1995      1994
                              --------  --------  --------  --------  --------
Statement of Operations
 Data:
Net sales...................  $466,440  $385,469  $279,733  $221,573  $202,134
Operating profit (loss)(C)..    14,769    20,645     6,356     5,811     3,780
Interest expense, net.......    19,257    16,451     7,191     3,319     2,806
Earnings (loss) before
 income taxes(D)............    (2,698)    5,197    (1,229)    3,270     1,932
Earnings (loss)(D)..........    (3,774)    3,980    (2,009)    3,231     1,675
Preferred stock dividends...     1,484     1,512     1,543     1,580     1,617
Earnings (loss) applicable
 to common stock(D).........    (5,228)    2,468    (3,552)    1,651        58
Earnings (loss) per common
 share(D):
  Basic.....................  $  (0.46) $   0.31  $  (0.45) $   0.21  $   0.01
  Weighted average shares
   outstanding..............    11,371     8,042     7,940     7,911     7,801
  Diluted...................  $  (0.46) $   0.27  $  (0.45) $   0.17  $   0.01
  Weighted average shares
   outstanding..............    11,371     9,005     7,940     9,500     7,801
Balance Sheet Data (at year
 end):
Working capital.............  $ 92,596  $ 41,650  $ 54,356  $ 50,353  $ 47,040
Property, plant and
 equipment, net.............    77,905    42,535    41,010    28,558    27,425
Total assets................   776,642   290,619   309,861   124,332   116,251
Total debt(E)...............   443,331   140,980   155,745    38,612    38,825
ESOP preferred stock, net...    12,130     9,853     8,137     6,426     5,005
Common shareholders' equity,
 net(F).....................    64,631    10,618    17,678    23,797    22,857
Other Data:
Cash flows from operating
 activities.................     9,790    21,202     5,897     3,347     2,069
Cash flows for investing
 activities.................  (124,414)  (10,394)  (54,079)   (4,910)   (2,562)
Cash flows from financing
 activities.................   125,669   (11,795)   57,016       754    (5,063)
Capital expenditures........   (14,548)   11,154     3,061     5,559     2,757
Depreciation and
 amortization...............    13,136     9,232     5,028     4,857     4,672
Interest expense and
 preferred stock dividends..    21,563    18,800     9,336     5,168     4,675
EBITDA (as defined)(G)......    43,707    34,767    17,842    14,126    10,230

--------
(A) Results for 1998 include eleven months of MSI operations and two months of RPS operations.
(B) Results for 1996 include three months of Sofitam operations.
(C) Operating profit (loss) equals net sales less cost of sales, selling, general and administrative expenses, depreciation and amortization, and merger and acquisition costs and other unusual items.
(D) The amounts for the years ended November 30, 1998 and 1997 exclude $23,924 and $1,886, respectively, for extraordinary loss on debt extinguishment. The 1994 amount excludes the cumulative effect of change in method of accounting for post-retirement benefits other than pensions of $13,416.
(E) Total debt includes all senior subordinated notes, junior subordinated notes, senior notes, long-term borrowings under the credit agreements and other credit agreements, the current portion of such borrowings, cash overdraft facilities and the guaranteed ESOP Obligation.
(F) 1998 common shareholders' equity includes net proceeds from the Company's 1998 common stock offering of $67,724 and $20,000 of common stock warrants issued in connection with the RPS Division acquisition.
(G) EBITDA represents earnings (loss) from continuing operations before income taxes and extraordinary loss, net interest expense, depreciation and amortization, merger and acquisition costs and other unusual items and minority interest. Management uses EBITDA as a financial indicator of the Company's ability to service debt, although the precise definition of EBITDA is subject to variation among companies. EBITDA should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on the Company's results of operations and liquidity and capital resources. For additional information concerning the Company's historical cash flows, see the consolidated statement of cash flows included elsewhere herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

  On September 30, 1998, the Company completed the acquisition ("Acquisition") of the fuel dispenser systems and service business (the "RPS Division") of Schlumberger Limited ("Schlumberger") for a price equal to $330.0 million in cash, notes, and warrants, subject to certain post-closing adjustments. Of the $330.0 million purchase price, $100.0 million was paid in cash borrowed under the terms of the Company's new bank credit agreement (the "New Credit Agreement") as well as $22.5 million of senior notes due 2005 (the "Senior Notes"). The $210.0 million seller note portion of the purchase price consisted of $40.0 million in ten year, 12.0% junior subordinated payment-in-kind notes (the "Junior Notes") and $170.0 million in 12.0% senior subordinated notes due January 29, 1999 (the "Senior Subordinated Seller Notes"). $20.0 million of the purchase price was paid with warrants (the "Warrants") exercisable for five years, beginning January 30, 1999 to purchase at a nominal price, 2,526,923 shares of the Company's common stock.

  The Acquisition has been accounted for using the purchase method of accounting, and the RPS Division's results of operations have been included in the consolidated financial statements of the Company from the date of acquisition. The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the RPS Division's net book value of assets at September 30, 1998, as adjusted, which is estimated to approximate fair value. The purchase price allocated under this assumption exceeded the estimated fair value of the tangible net assets acquired by approximately $263.4 million, which is recognized as goodwill and is being amortized over forty years. The current purchase price allocation is preliminary due to the timing of the acquisition relative to the Company's year end. A more precise allocation of purchase price is currently being performed at various RPS Division locations to more accurately identify and value the assets, including intangibles, and liabilities assumed. Finalization of the purchase price allocation is not expected to have a material impact on the Company's financial position or results of operations as of and for the year ended November 30, 1998.

  The Company is to reimburse Schlumberger for cash (net of adjustments) that remained in the RPS Division on the effective date of the Acquisition. This amount is currently estimated to be approximately $6.5 million. It is anticipated that this payment to Schlumberger will be made in the second quarter of 1999 from funds available through the revolving working capital facility under the New Credit Agreement.

  Simultaneously with the Acquisition, the Company entered into a note purchase agreement, pursuant to which the Company issued $22.5 million aggregate principal amount of Senior Notes. Proceeds from the Senior Notes were used in connection with the financing of the Acquisition and the refinancing of existing indebtedness.

  On January 29, 1999, the Company redeemed the Senior Subordinated Seller Notes and the Senior Notes with the proceeds from the issuance of $123.0 in million aggregate principal amount of its 11.375% Senior Subordinated Notes due 2008 (the "Dollar Notes") and ^75.0 in million aggregate principal amount (approximately $87.0 million) of its 11.375% Senior Subordinated Notes due 2008 (the "Euro Notes") in a private placement pursuant to Rule 144A and Regulation S (the "Offering"). The Senior Subordinated Seller Notes were redeemed at an aggregate price of $176.7 million, representing principal of $170.0 million and accrued and unpaid interest thereon of $6.7 million. The Senior Notes were redeemed at an aggregate price of $23.2 million, representing principal of $22.5 million, accrued and unpaid interest thereon of $0.2 million and an applicable call premium of $0.5 million.

  Also simultaneously with the Acquisition, the Company executed the New Credit Agreement with a consortium of banks to pay a portion of the purchase price and to refinance previously existing indebtedness. The New Credit Agreement provides for a six year, $120.0 million revolving working capital facility and a six year $120.0 million term loan facility. An additional agreement provides for the assignment of a three year $7.6 million ESOP loan facility.

  Also on September 30, 1998, the Company completed the repurchase of the final $55.0 million of 11.5% Senior Subordinated Notes due 2006 (the "11.5% Notes") that were then outstanding. These notes were redeemed at an aggregate premium and consent payment of $12.3 million along with accrued interest of $1.1 million. The premium and consent payment was aggregated with the write off of the remaining deferred issuance costs related to the 11.5% Notes and the Old Credit Agreement and reported as an extraordinary loss on debt extinguishment of approximately $19.0 million in the fourth quarter of 1998.

  In March 1998, the Company completed an offering of 4,370,000 shares of its common stock (the "Common Stock Offering"). Net proceeds from the Common Stock Offering totaled approximately $67.7 million. The Company used $39.4 million of the proceeds to redeem $35.0 million in aggregate principal amount of its 11.5% Notes. These 11.5% Notes were redeemed at the call price of 109.857%, expressed as a percentage of the original face value, resulting in premiums paid of $3.5 million along with accrued interest of $0.9 million. Following the redemption, $55.0 million in aggregate principal amount of the 11.5% Notes remained outstanding. The Company recorded an extraordinary loss on the extinguishment of the 11.5% Notes of approximately $5.0 million during the second quarter of 1998. This loss includes $3.5 million of premiums paid to purchase the 11.5% Notes and $1.5 million representing the write-off of a proportionate share of the original unamortized deferred issuance costs. The remaining $28.3 million was applied toward the Old Credit Agreement and general corporate purposes.

  The Company acquired Sofitam in September 1996 for $107.4 million less certain adjustments. The Company's 1996 financial statements include three months of Sofitam operations, and the 1997 and 1998 financial statements include a full year of Sofitam operations. A comparison of sales in 1997 versus 1996 of entities that were part of Tokheim before the acquisition is not meaningful because certain sales made by these entities were conducted through Sofitam in 1996 and 1997.

  International sales by foreign subsidiaries and exports from the U.S. totaled approximately 60%, 64%, and 47% of consolidated net sales in 1998, 1997, and 1996, respectively. The acquisition of Sofitam has significantly extended the Company's international distribution network, reducing its reliance on U.S. domestic sales. Furthermore the acquisition of the RPS Division will significantly increase the percentage of international sales in relation to future consolidated sales.

  In December 1997, the Company acquired Management Solutions, Inc. ("MSI"). MSI develops and distributes retail automation systems (including POS software), primarily for the convenience store, petroleum dispensing and fast food service industries. The Company paid MSI's stockholders an initial amount of $12.0 million. The Company is also obligated to make contingent payments of up to $13.2 million over fiscal years 1998, 1999 and 2000 based on MSI's performance. The $13.2 million consists of $8.0 million of additional purchase price, $2.6 million related to a non-compete agreement, and $2.6 million of additional employee compensation. The Company borrowed funds for the initial purchase price under the Old Credit Agreement.

Results of Operations

  Net sales for 1998 were $466.4 million. Net sales excluding the current year acquisitions of MSI and the RPS Division (the "Acquisitions") were $390.4 million as compared to $385.5 million in 1997.

  After excluding the effects of the acquisitions, net sales for 1998 increased by 1.3% from 1997 levels. Sales for North America, excluding export sales, increased 18.4% from $139.9 million in 1997 to $165.6 million in 1998. This increase was driven by a stronger demand in the Company's retail distribution, commercial dispensers and service parts sales. This demand was driven by new, more convenient products, such as credit/debit card readers, and environmental regulations, such as those requiring vapor recovery systems. During the current year the oil industry had various major oil companies merge together. It is currently unknown what the effect, if any, of these mergers will have on the Company's future sales levels or operations. International sales, including domestic export sales, were $224.8 million in 1998 compared to $245.5 million in 1997, representing a decrease of $20.7 million or 8.4%. This decrease is due in part to the continued decline in foreign currency exchange rates from prior year levels. International sales would have been $5.9 million higher if average exchange rates of European and African currencies remained consistent with 1997 rates. The other major contributing factor is a significant decline in current year domestic export sales to the Asia Pacific and Middle East regions compared to prior year levels. The depressed sales to the Asia Pacific region compared to prior year levels has been caused by a significant economic downturn in that regions economy. There can be no assurance as to when Asian market conditions will improve or whether they may worsen or spread to other regions.

  Net sales for 1997 were $385.5 million, an increase of 37.8% from 1996 sales of $279.7 million. Substantially all of this increase was due to the inclusion of a full year of Sofitam's results in 1997 compared to three months of Sofitam's results in 1996. These increases were offset by the impact of a decline in revenues due to a decline in foreign currency exchange rates. Sales for 1997 would have been $20.9 million higher if average exchange rates of European and African currencies had remained the same as in 1996.

  Gross margin as a percent of sales (defined as net sales less cost of sales, divided by net sales) was 26.0% in 1998 compared to 26.3% in 1997. This decline is due to the historically lower gross margins in the RPS Division's business, offset partially by manufacturing improvements made in certain of the Company's operations. During 1998 the Fort Wayne, Indiana manufacturing facility implemented operational improvements. The Company's operational excellence strategy provides an integrated process resulting in what the Company believes is a true world-class manufacturing facility. This comprehensive approach utilizes advanced operations techniques encompassing lean manufacturing, six sigma quality, high performance organizations, supplier partnerships, advanced materials management and strategies to gain the maximum amount of operational efficiencies. Once fully implemented at the Fort Wayne, Indiana facility, these same techniques will be implemented in all other manufacturing facilities.

  Gross margin for 1997 was 26.3%, up from 24.8% in 1996. This increase is due to (i) the inclusion of Sofitam's operations at higher margin levels for a full year, (ii) personnel reductions and related cost savings, (iii) reduction of warranty expense in North America, and (iv) the results of concentrated efforts to improve manufacturing efficiencies globally. These cost reductions were offset somewhat by decreasing sales prices.

  Selling, general and administrative expense ("SG&A") as a percentage of net sales was 17.1% for 1998. After removing the effects of the Acquisitions SG&A was 17.6% or $68.9 million in 1998 compared to 17.7% or $68.2 million in 1997. The slight increase in dollars is primarily attributed to increased costs associated with year 2000 corrective actions and increased incentive compensation related to sales and earnings performance. SG&A was 17.7% or $68.2 million in 1997, compared to 18.5% or $51.7 million in 1996. This increase over 1996 is largely attributable to a full year of Sofitam expenses. These increases were offset by a program implemented by the Company in 1997 to improve efficiency and reduce personnel, which translated into lower total compensation cost.

  Net interest expense increased in 1998 to $19.2 million from $16.5 million in 1997. This increase is the direct result of higher levels of debt incurred to effect the acquisition of the RPS Division. Net interest expense increased in 1997 to $16.5 million from $7.2 million in 1996, reflecting a full year's interest expense on the Company's 11.5% Senior Subordinated Notes due 2006 issued to finance the acquisition of Sofitam.

  A net foreign currency exchange gain of $1.4 million was realized in 1998 compared to a net currency loss of less than $0.1 million in 1997 and a net currency loss of $0.2 million in 1996. During the second quarter of 1998 the company realized a foreign currency gain of $0.8 million associated with the repayment of various French franc denominated borrowings previously entered into under the Company's Old Credit Agreement. Due to the decline in the value of the French franc, the Company was able to repay these borrowings with less U.S. dollars than it had received when the original contracts were entered into. During the fourth quarter of 1998 the Company settled a foreign denominated obligation which resulted in a foreign currency gain of $0.6 million. The 1997 currency loss was due principally to the decline of the French franc against the U.S. dollar and was partially offset by a foreign currency gain of $0.5 million on the sale of a foreign currency option contract.

  Other income, net was $0.7 million in 1998 compared to $1.4 million in 1997. This decrease is principally due to lower gains realized on the sale of property, plant and equipment. Other income, net was $1.4 million in

1997 compared to $0.2 million in 1996. This increase is partly due to gains on the sale of property, plant and equipment that were $0.4 million greater in 1997 than 1996 and to the inclusion of Sofitam's other income for the full year. In addition, other income in 1996 of $0.2 million includes $0.3 million of expense for a litigation settlement of a non operating nature.

  Income tax expense for 1998 was $1.0 million, which is comparable with the prior year. As in prior years, the majority of this amount is comprised of foreign taxes and U.S. state taxes. The Company's domestic and foreign operations benefit from the use of net operating loss carryforwards generated in prior years. Income tax expense for 1997 was $1.2 million, an increase from $0.8 million in 1996. The increase was due to higher income, offset partially by utilization of net operating loss carryforwards and adjustments of prior year's taxes and refunds. At the end of 1998, the Company recorded a net deferred tax asset of $40.2 million, which was offset in full by a valuation allowance due largely to uncertainties associated with the Company's ability to fully use these tax benefits. The Company is continuing to evaluate the likelihood that all or part of the deferred tax asset will be realized through the generation of future taxable earnings. If, in the future, the Company is able to generate sufficient levels of taxable income, the valuation allowance will be adjusted accordingly. See Note 15 of the Consolidated Financial Statements for additional information concerning the Company's income tax position at November 30, 1998.

  Loss before extraordinary loss on debt extinguishment in 1998 was $3.7 million, or $0.46 loss per diluted common share, compared with 1997 earnings before extraordinary loss on debt extinguishment of $4.0 million or $0.27 earnings per diluted common share and a loss of $2.0 million or $0.45 loss per diluted common share in 1996. Net loss in 1998 included merger and acquisition costs and other unusual items of $13.7 million, compared to $3.5 million in 1997 and $6.5 million in 1996. For further discussion see Note 3 to the Consolidated Financial Statements.

  In 1998, the Company incurred a $23.9 million extraordinary loss, or $2.10 loss per diluted common share, as a result of redeeming all outstanding 11.5% Notes and refinancing borrowings under the Old Credit Agreement. This loss includes $15.7 million of premiums paid to purchase these notes and $8.2 million of the remaining unamortized deferred issuance costs associated with the 11.5% Notes and the Old Credit Agreement. In 1997, the Company incurred a $1.9 million extraordinary loss, or $0.21 loss per diluted common share, as a result of the open-market purchase and retirement of $10.0 million in aggregate principal amount of the 11.5% Notes. This loss includes $1.4 million of premiums paid to purchase the 11.5% Notes and $0.5 million representing the write-off of a proportionate share of the original unamortized deferred issuance costs. See further discussions under "--Liquidity and Capital Resources" and Note 7 to the Consolidated Financial Statements, "Senior Subordinated Notes."

  On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, the euro. The Company conducts business in member countries. The transition period for the introduction of the euro is from January 1, 1999 to June 30, 2002. The Company has been, and is continuing to, address the issues involved with the introduction of the euro. The more important issues facing the Company include: converting information technology systems; reassessing currency exchange rate risk; negotiating and amending licensing agreements and contracts; product pricing; and processing tax and accounting records. Conversion to the euro may reduce the Company's intra-European exposure to changes in foreign currency exchange rates. As a result, the Company's intra-European foreign currency translation and transaction gains and losses could be reduced.

  Based upon the Company's plans and progress to date, the Company believes that use of the euro will not have a significant impact on the manner in which it conducts its business affairs and processes its business and accounting records. However there can be no certainty that such plans will be successfully implemented or that external factors will not have an adverse effect on the Company's operations. Any costs of compliance associated with the adoption of the euro will be expensed as incurred and the Company does not expect these costs to be material to its financial condition, results of operations or cash flows.

  Inflation has not had a significant impact on the Company's results of operations.

  The Company is a party to various legal matters, and its operations are subject to federal, state, and local environmental laws and regulations. For further details, see Note 20 to the Consolidated Financial Statements, "Contingent Liabilities."

Liquidity and Capital Resources

  Cash provided from operations was $9.8 million in 1998 compared to $21.2 million in 1997 and $5.9 million in 1996. The decrease from 1997 to 1998 is primarily due to increased receivables, principally at the RPS Division locations since the date of Acquisition. The increase in receivables was caused by the increased year-end RPS Division sales. The increase in 1997 cash provided from operations was achieved primarily through improved earnings, reductions in receivables and inventory, and an increase in accounts payable. The improved cash flow from operations is the result of continued efforts to increase the efficiency of the two consolidated businesses (Sofitam and Tokheim) and improved working capital management. Cash flow from operations in 1996 was enhanced by improved receivables collection and increased accrued expenses.

  The Company's capital expenditures amounted to $14.5 million in 1998, $11.2 million in 1997, and $3.1 million in 1996. The increases in 1998 and 1997 relate primarily to capital requirements for implementing both the consolidation plan for Sofitam, improvements at the Company's Fort Wayne, Indiana manufacturing facility, and capitalizable cost associated with the implementation of new finance and accounting software packages at the Fort Wayne, Indiana, Lansdale, Pennsylvania and Trembley, France locations. At November 30, 1998, no significant contractual commitments existed for future capital expenditures. The Company expects to commit approximately $10.0 million for capital expenditures during 1999.

  On September 30, 1998, the Company completed the Acquisition of the RPS Division of Schlumberger for a price equal to $330.0 million in cash, notes, and warrants, subject to certain post-closing adjustments. Of the $330.0 million purchase price, $100.0 million was paid in cash borrowed under the terms of the Company's New Credit Agreement as well as $22.5 million of Senior Notes. The $210.0 million seller note portion of the purchase price consisted of $40.0 million in ten year, 12.0% junior subordinated payment-in-kind notes and $170.0 million in 12.0% senior subordinated notes due January 29, 1999. The remaining $20.0 million of the purchase price was paid with warrants exercisable for five years, beginning January 30, 1999 to purchase at a nominal price, 2,526,923 shares of the Company's common stock.

  Simultaneously with the Acquisition, the Company executed the New Credit Agreement with a consortium of banks to pay a portion of the purchase price and to refinance previously existing indebtedness. The New Credit Agreement provides for a six year, $120.0 million revolving working capital facility and a six year $120.0 million term loan facility. An additional agreement provides for the assignment of a three year $7.6 million ESOP loan facility. At November 30, 1998 the outstanding borrowings were $62.1 million under the revolving working capital facility, $120.0 million under the term loan, and $7.0 million under the ESOP facility. The term loan calls for equal quarterly principal payments aggregating $7.5 million in year 2000; $10.0 million in 2001; $12.5 million in 2002; $15.0 million in 2003; $37.5 million in a single payment due first quarter 2004; and the remainder due at maturity. Available borrowings under the revolving working capital facility were $57.9 million at November 30, 1998, subject to the Company's borrowing base calculation and certain other loan covenants. The New Credit Agreement replaced Tokheim's Old Credit Agreement.

  Also on September 30, 1998, the Company completed the repurchase of the final $55.0 million of its 11.5% Notes that were then outstanding. These notes were redeemed at an aggregate premium and consent payment of $12.3 million along with accrued interest of $1.1 million. The premium and consent payment was aggregated with the write off of the remaining deferred issuance costs related to the 11.5% Notes and the Old Credit

Agreement and reported as an extraordinary loss on debt extinguishment of approximately $19.0 million in the fourth quarter of 1998.

  On January 29, 1999, the Company redeemed the Senior Subordinated Seller Notes and the Senior Notes with the proceeds from the issuance of $123.0 of million Dollar Notes and ^75.0 million of Euro Notes (approximately $87.0 million) in a private placement pursuant to Rule 144A and Regulation S. The Senior Subordinated Seller Notes were redeemed at an aggregate price of $176.7 million, representing principal of $170.0 million and accrued and unpaid interest thereon of $6.7 million. The Senior Notes were redeemed at an aggregate price of $23.2 million, representing principal of $22.5 million, accrued and unpaid interest thereon of $0.2 million and an applicable call premium of $0.5 million.

  During the first quarter of 1999, the Company incurred an extraordinary loss on debt extinguishment of approximately $6.3 million in connection with the refinancing of the Senior Notes and the Senior Subordinated Seller Notes. This amount consists of $0.5 million of premiums on the Senior Notes and approximately $5.8 million of unamortized deferred issuance costs.

  The Company is to reimburse Schlumberger for cash (net of adjustments) that remained in the RPS Division at the acquisition date. This amount is currently estimated to be approximately $6.5 million. It is anticipated that this payment to Schlumberger will be made in the second quarter of 1999 from funds available through the revolving working capital facility under the New Credit Agreement.

  In March 1998, the Company completed the Common Stock Offering. Net proceeds from the Common Stock Offering totaled approximately $67.7 million. The Company used $39.4 million of the proceeds to redeem $35.0 million in aggregate principal amount of its 11.5% Notes. These 11.5% Notes were redeemed at the call price of 109.857%, expressed as a percentage of the original face value, resulting in premiums paid of $3.5 million along with accrued interest of $0.9 million. Following the redemption, $55.0 million in aggregate principal amount of the 11.5% Notes remained outstanding. The Company recorded an extraordinary loss on the extinguishment of the 11.5% Notes of approximately $5.0 million during the second quarter of 1998. This loss includes $3.5 million of premiums paid to purchase the 11.5% Notes and $1.5 million representing the write-off of a proportionate share of the original unamortized deferred issuance costs. The remaining $28.3 million was applied toward the Old Credit Agreement and general corporate purposes.

  As part of the purchase price of the RPS Division, the Company has provided for certain costs it expects to incur to close down redundant operations in connection with the reorganization and rationalization of the RPS Division's operations. The Company expects to incur approximately $18.6 million associated with involuntary termination costs to reduce redundant staffing levels, approximately $0.5 million of facility closure and other exit costs, and approximately $1.2 million associated with lease breakage fees. These costs have been aggregated and included in accrued liabilities. In addition, the Company will incur additional cash expenditures of approximately $2.2 million, consisting of $0.9 million capitalizable expenditures and $1.3 million of normal operating costs to close redundant facilities. These amounts do not include costs associated with the consolidation of previously existing Tokheim subsidiaries, which will be expensed as incurred, nor do these costs benefit future periods. The Company estimates the cash expenditures necessary to close or consolidate certain of the existing Tokheim subsidiaries to approximate $6.6 million. These costs will be funded with cash generated from operations, working capital improvements and, if needed, borrowings from the revolving working capital facility.

  As part of the MSI acquisition, the Company is obligated to make contingent payments of up to $13.2 million over the next three years based on MSI's performance. The $13.2 million consists of $8.0 million of additional purchase price, $2.6 million related to a non-compete agreement, and $2.6 million of additional employee compensation. In 1998 the Company was not required to and did not make any additional payments.

  In connection with the continued implementation of the Sofitam consolidation plan, the Company expects to incur additional expenditures of approximately $4.0 million in 1999 to complete the consolidation plan. In 1998, the Company charged $3.3 million against the acquisition accrual recorded for estimated cost necessary to realign the Sofitam operations in Europe, including the closure of certain redundant operations. This realignment also resulted in $7.5 million of charges against operating income for 1998 principally related to the closure of the Glenrothes, Scotland facility.

  The Company has guaranteed loans to the Employees' Stock Ownership Plan ("ESOP") in the amounts of $7.0 million and $7.6 million at November 30, 1998 and 1997, respectively. The Trustee who holds the ESOP Preferred Stock may elect to convert each preferred share to one common share in the event of a redemption by the Company, certain consolidations or mergers of the Company, or a redemption by the Trustee that is necessary to provide for distributions under the Company's Retirement Savings Plan. A participant may elect to receive a distribution from the plan in cash or common stock. If redeemed by the Trustee, the Company is responsible for purchasing the preferred stock at the twenty-five dollar floor value. The Company may elect to pay the redemption price in cash or an equivalent amount of common stock. Preferred stock dividends paid were $1.5 million in 1998 and 1997, respectively.

  In December 1997, the Company initiated its Year 2000 plan, including the organization and staffing of a full-time Year 2000 program office. The Company has organized the process into the following sections: product certification (ensuring all products sold by the Company are Year 2000 ready); internal information systems (ensuring all internal hardware and software is Year 2000 ready through upgrades or replacement); suppliers, distributors and external agents (ensuring all suppliers, distributors and external agents used by the Company to purchase or sell goods and services are Year 2000 ready); and manufacturing and infrastructure (ensuring manufacturing and infrastructure systems are Year 2000 ready).

  As of December 31, 1998 most of the Company's products worldwide had been tested for Year 2000 readiness. A substantial majority of the Company's total product lines are Year 2000 ready, and the Company believes that the remaining products will be Year 2000 ready by December 1999. The Company's products presently being sold are Year 2000 ready. The Company is currently assessing which products in the field are not Year 2000 ready and its responsibility to the customers, if any, to remedy non-compliant products. This assessment is being done for all products sold by each entity with the assessment efforts focused on the recently acquired RPS Division locations. There is a possibility that certain third-party networks over which the POS systems must operate may not be Year 2000 ready, but the Company's products will still allow the pumping of petroleum products. The Company has surveyed its critical suppliers, and about half of the respondents have indicated that they are Year 2000 ready. The other half of those responding have indicated that they are still working to achieve Year 2000 readiness, but none has indicated that it expects not to be ready. The Company believes that all of its information systems will be Year 2000 ready no later than the third quarter of 1999. To date, the Company has not uncovered any material Year 2000 problems. The total costs associated with required modifications to become Year 2000 ready are not expected to be material to the Company's financial position, results of operations or cash flows. The Company estimates that it will spend a total of approximately $3.7 million by December 31, 1999, of which approximately $0.8 million had been spent by November 30, 1998, to become Year 2000 ready. The Company has enlisted the assistance of a third-party consulting company to provide independent verification and validation of its entire Year 2000 plan.

  The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operation, liquidity, and financial condition. The Company believes that the most likely failure scenario is that its POS systems that have not been corrected may fail, but the Company's dispensers will still allow the pumping of petroleum products. Under such a scenario, purchasers of petroleum products would still be able to use the dispensers but would be required to pay for their purchases at the cashier rather than at the pump.

  Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, customers, and devices that interface with the Company's products, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity, or financial condition. The Year 2000 plan is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 readiness of its material external agents. The Company believes that with the implementation of new business systems and completion of the Year 2000 plan as scheduled, the possibility of significant interruptions of normal operations should be reduced. However, contingency planning for all sections discussed above commenced in the fourth quarter of 1998, and the Company is currently focusing on assessing the potential Year 2000 problems that may arise and the risks of not becoming Year 2000 ready for each section mentioned. The Company expects to have a contingency plan in place by the end of the second quarter of 1999.

 The Future

  The Company's principal sources of liquidity in the future are expected to be cash flow from operations, including cash flow anticipated to be generated from the recently acquired RPS Division, and available borrowings under the New Credit Agreement. It is expected that the Company's principal uses of liquidity will be to provide working capital, finance capital expenditures, fund costs associated with the Company's integration and rationalization plan and meet debt service requirements. As a result of the Acquisition, the Company has a significant level of debt. Based upon current levels of operations and anticipated cost savings and future growth, the Company believes that its expected cash flow from operations, together with available borrowings under the New Credit Agreement and its other sources of liquidity, including leases, will be adequate to meet its anticipated requirements for working capital, capital expenditures, lease payments and scheduled principal and interest payments. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels, that estimated cost savings or growth will be achieved or that the Company will be able to refinance its existing indebtedness in whole or in part.

  The indentures under which the Dollar Notes and the Euro Notes were issued (the "Indentures") and the New Credit Agreement contain a number of significant covenants. The New Credit Agreement requires the Company to maintain specified financial ratios and satisfy certain financial tests. The Company's ability to meet such financial ratios and tests may be affected by events beyond its control. There can be no assurance that the Company will meet such financial ratios and tests. In addition, the Indentures limit the ability of the Company and its subsidiaries to, among other things: incur additional debt; pay dividends on capital stock or repurchase capital stock or make certain other restricted payments; use the proceeds of certain asset sales; make certain investments; create liens on assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and transfer and sell assets.

New Accounting Pronouncements

  The Company has considered the impact that accounting pronouncements recently issued by the Financial Accounting Standards Board and American Institute of Certified Public Accountants will have on the Consolidated Financial Statements as of November 30, 1998. None of the pronouncements that have been issued but not yet adopted by the Company are expected to have a material impact on the Company's financial position, results of operations or cash flows. See Note 1 to the Consolidated Financial Statements for additional information regarding recently issued accounting pronouncements.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

Item 8. Financial Statements and Supplementary Data.

                       CONSOLIDATED STATEMENT OF EARNINGS

             for the years ended November 30, 1998, 1997, and 1996
                (Amounts in thousands except dollars per share)

                                                    1998      1997      1996
                                                  --------  --------  --------
Net sales.......................................  $466,440  $385,469  $279,733
Cost of sales, exclusive of items listed below..   345,031   283,932   210,223
Selling, general, and administrative expenses...    79,819    68,167    51,667
Depreciation and amortization...................    13,136     9,232     5,028
Merger and acquisition costs and other unusual
 items..........................................    13,685     3,493     6,459
                                                  --------  --------  --------
Operating profit................................    14,769    20,645     6,356
Interest expense (net of interest income of
 $822, $837 and $602, respectively).............    19,257    16,451     7,191
Foreign currency (gain) loss....................    (1,442)       48       159
Minority interest in subsidiaries...............       327       394       393
Other income, net...............................      (675)   (1,445)     (158)
                                                  --------  --------  --------
Earnings (loss) before income taxes and
 extraordinary loss.............................    (2,698)    5,197    (1,229)
Income taxes....................................     1,046     1,217       780
                                                  --------  --------  --------
Earnings (loss) before extraordinary loss.......    (3,744)    3,980    (2,009)
Extraordinary loss on debt extinguishment.......   (23,924)   (1,886)      --
                                                  --------  --------  --------
Net earnings (loss).............................   (27,668)    2,094    (2,009)
Preferred stock dividends ($1.94 per share).....    (1,484)   (1,512)   (1,543)
                                                  --------  --------  --------
Earnings (loss) applicable to common stock......  $(29,152) $    582  $ (3,552)
                                                  ========  ========  ========
Earnings (loss) per common share:
  Basic
    Before extraordinary loss...................  $  (0.46) $   0.31  $  (0.45)
    Extraordinary loss on debt extinguishment...     (2.10)    (0.23)      --
                                                  --------  --------  --------
    Net earnings (loss).........................  $  (2.56) $   0.08  $  (0.45)
                                                  ========  ========  ========
    Weighted average shares outstanding.........    11,371     8,042     7,940
                                                  ========  ========  ========
  Diluted
    Before extraordinary loss...................  $  (0.46) $   0.27  $  (0.45)
    Extraordinary loss on debt extinguishment...     (2.10)    (0.21)      --
                                                  --------  --------  --------
    Net earnings (loss).........................  $  (2.56) $   0.06  $  (0.45)
                                                  ========  ========  ========
    Weighted average shares outstanding.........    11,371     9,005     7,940
                                                  ========  ========  ========

    The accompanying notes are an integral part of the financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

             for the years ended November 30, 1998, 1997, and 1996
                             (Amounts in thousands)

                                                    1998      1997      1996
                                                  --------  --------  --------
Cash Flows From Operating Activities:
  Net earnings (loss)............................ $(27,668) $  2,094  $ (2,009)
  Adjustments to reconcile net earnings (loss) to
   net cash provided from operating activities:
    Write-off of in-process research and
     development.................................    5,879       --        --
    Extraordinary loss on debt extinguishment....   23,924     1,886       --
    Depreciation and amortization................   13,136     9,232     5,028
    Gain on sale of property, plant, and
     equipment...................................      (36)     (408)      (59)
    Deferred income taxes........................     (431)     (139)     (251)
    Changes in assets and liabilities (net of
     effects of the acquisitions in 1998 and
     1996):
      Receivables, net...........................  (21,439)    4,254     2,363
      Inventories................................    4,327     5,975    (2,626)
      Other current assets.......................    3,185    (2,001)    5,987
      Accounts payable...........................    7,691     5,116    (1,425)
      Accrued expenses...........................    6,370    (3,395)    4,249
      Other......................................   (5,148)   (1,412)   (5,360)
                                                  --------  --------  --------
        Net cash provided from operating
         activities..............................    9,790    21,202     5,897
                                                  --------  --------  --------
Cash Flows From Investing Activities:
  Acquisitions, net of cash acquired............. (110,641)      --    (52,105)
  Property, plant, and equipment additions.......  (14,548)  (11,154)   (3,061)
  Proceeds from sale of property, plant and
   equipment.....................................      775       760     1,087
                                                  --------  --------  --------
        Net cash used in investing activities.... (124,414)  (10,394)  (54,079)
                                                  --------  --------  --------
Cash Flows From Financing Activities:
  Proceeds from senior notes.....................   22,500       --        --
  Proceeds from senior subordinated notes........      --        --    100,000
  Redemption of senior subordinated notes........  (90,000)  (10,000)      --
  Payments on term and other debt................   (4,267)   (3,747)  (31,800)
  Net increase (decrease) in notes payable,
   banks.........................................  158,769     1,770    (5,044)
  Net increase in cash overdraft.................    3,571     1,874     7,237
  Debt issuance costs............................  (16,157)      --    (11,506)
  Proceeds from issuance of common stock.........   74,057     1,706        42
  Equity issuance costs..........................   (4,858)      --        --
  Treasury stock, net............................     (719)     (496)     (370)
  Premiums paid on debt extinguishment...........  (15,743)   (1,390)      --
  Preferred stock dividends......................   (1,484)   (1,512)   (1,543)
                                                  --------  --------  --------
        Net cash provided from (used in)
         financing activities....................  125,669   (11,795)   57,016
                                                  --------  --------  --------
Effect of translation adjustments on cash........    9,318    (2,389)   (4,482)
                                                  --------  --------  --------
  Increase (decrease) in cash....................   20,363    (3,376)    4,352
Cash and cash equivalents:
  Beginning of year..............................    6,438     9,814     5,462
                                                  --------  --------  --------
  End of year.................................... $ 26,801  $  6,438  $  9,814
                                                  ========  ========  ========

    The accompanying notes are an integral part of the financial statements.

                           CONSOLIDATED BALANCE SHEET
                        as of November 30, 1998 and 1997
                             (Amounts in thousands)

                                                                1998     1997
                                                              -------- --------
Assets
Current assets:
  Cash and cash equivalents.................................. $ 26,801 $  6,438
  Accounts receivable, less allowance for doubtful accounts
   of $2,115 and $1,392, respectively........................  172,693   83,011
  Inventories:
    Raw materials and supplies...............................   70,545   29,427
    Work in process..........................................   27,418   27,514
    Finished goods...........................................   25,070    7,406
                                                              -------- --------
                                                               123,033   64,347
  Other current assets.......................................   19,139    6,705
                                                              -------- --------
    Total current assets.....................................  341,666  160,501

Property, plant and equipment, at cost:
  Land and land improvements.................................    5,644    4,679
  Buildings and building improvements........................   41,803   27,956
  Machinery and equipment....................................   97,138   70,068
  Construction in progress...................................    6,041    4,514
                                                              -------- --------
                                                               150,626  107,217
    Less accumulated depreciation............................   72,721   64,682
                                                              -------- --------
                                                                77,905   42,535
Other tangible assets........................................    4,873    3,615
Goodwill, net................................................  324,113   67,695
Other non-current assets and deferred charges, net...........   28,085   16,273
                                                              -------- --------
    Total assets............................................. $776,642 $290,619
                                                              ======== ========


    The accompanying notes are an integral part of the financial statements.

                           CONSOLIDATED BALANCE SHEET
                       as of November 30, 1998, and 1997
                (Amounts in thousands except dollars per share)

                                                              1998      1997
                                                            --------  --------
Liabilities and Shareholders' Equity
Current liabilities:
  Current maturities of long-term debt....................  $  2,110  $  2,391
  Notes payable to banks..................................       410        98
  Cash overdrafts.........................................    15,064    10,575
  Accounts payable........................................    95,322    54,597
  Accrued expenses........................................   136,164    51,190
                                                            --------  --------
    Total current liabilities.............................   249,070   118,851
Notes payable, bank credit agreement......................   182,145    24,090
Senior notes..............................................    22,500       --
Senior subordinated notes.................................   170,000    90,000
Junior subordinated payment-in-kind notes.................    40,000       --
Other long-term debt, less current maturities.............     4,115     4,397
Guaranteed Employees' Stock Ownership Plan (ESOP)
 obligation...............................................     6,987     9,429
Post-retirement benefit liability.........................    14,418    14,378
Minimum pension liability.................................     3,135     2,173
Other long-term liabilities...............................     7,511     6,830
                                                            --------  --------
                                                             699,881   270,148
                                                            --------  --------
Commitments and contingencies (Note 21)
Redeemable convertible preferred stock, at liquidation
 value of $25 per share, 1,700 shares authorized, 960
 shares issued............................................    24,000    24,000
Guaranteed Employees' Stock Ownership Plan (ESOP)
 obligation...............................................    (6,987)   (9,429)
Treasury stock, at cost, 195 and 189 shares,
 respectively.............................................    (4,883)   (4,718)
                                                            --------  --------
                                                              12,130     9,853
                                                            --------  --------
Preferred stock, no par value; 3,300 shares authorized and
 unissued.................................................       --        --
Common stock, no par value; 30,000 shares authorized,
 12,698 and 8,232 shares issued, respectively.............    90,354    21,158
Common stock warrants.....................................    20,000       --
Minimum pension liability.................................    (3,135)   (2,173)
Foreign currency translation adjustments..................   (22,598)  (18,048)
Retained earnings (accumulated deficit)...................   (19,295)    9,821
                                                            --------  --------
                                                              65,326    10,758
Treasury stock, at cost, 38 and 9 shares, respectively....      (695)     (140)
                                                            --------  --------
                                                              64,631    10,618
                                                            --------  --------
    Total liabilities and shareholders' equity............  $776,642  $290,619
                                                            ========  ========

    The accompanying notes are an integral part of the financial statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

              For the years ended November 30, 1998, 1997 and 1996
                             (Amounts in thousands)

                             Common Stock                                      Foreign     Retained       Total
                         --------------------          Guaranteed  Minimum    Currency     Earnings      Common
                         Outstanding Treasury             ESOP     Pension   Translation (Accumulated Shareholders'
                           Amount     Amount  Warrants Obligation Obligation Adjustments   Deficit)      Equity
                         ----------- -------- -------- ---------- ---------- ----------- ------------ -------------
Balance at November 30,
 1995...................   $19,409    $(231)  $   --     $(786)    $(3,868)   $ (3,542)    $ 12,815      $23,797
 Stock options
  exercised.............        43      --        --       --          --          --           --            43
 Employee termination
  benefits..............       --        11       --       --          --          --           --            11
 Treasury stock
  purchases.............       --        28       --       --          --          --           --            28
 Decrease in guaranteed
  ESOP obligation.......       --       --        --       483         --          --           --           483
 Minimum pension
  liability adjustment..       --       --        --       --          620         --           --           620
 Foreign currency
  translation
  adjustments...........       --       --        --       --          --       (3,729)         --        (3,729)
 Net loss...............       --       --        --       --          --          --        (2,009)      (2,009)
 Treasury stock
  transactions..........       --       --        --       --          --          --           (23)         (23)
 Preferred stock
  dividends.............       --       --        --       --          --          --        (1,543)      (1,543)
                           -------    -----   -------    -----     -------    --------     --------      -------
Balance at November 30,
 1996...................   $19,452    $(192)  $   --     $(303)    $(3,248)   $ (7,271)    $  9,240      $17,678
 Stock options
  exercised.............     1,706      --        --       --          --          --           --         1,706
 Treasury stock
  purchases.............       --        52       --       --          --          --           --            52
 Decrease in guaranteed
  ESOP obligation.......       --       --        --       303         --          --           --           303
 Minimum pension
  liability adjustment..       --       --        --       --        1,075         --           --         1,075
 Foreign currency
  translation
  adjustments...........       --       --        --       --          --      (10,777)         --       (10,777)
 Net earnings...........       --       --        --       --          --          --         2,094        2,094
 Treasury stock
  transactions..........       --       --        --       --          --          --            (1)          (1)
 Preferred stock
  dividends.............       --       --        --       --          --          --        (1,512)      (1,512)
                           -------    -----   -------    -----     -------    --------     --------      -------
Balance at November 30,
 1997...................   $21,158    $(140)  $   --       --      $(2,173)   $(18,048)    $  9,821      $10,618
 Stock options
  exercised.............     1,472      --        --       --          --          --           --         1,472
 Common stock offering..    67,724      --        --       --          --          --           --        67,724
 Common stock warrants
  issued................       --       --     20,000      --          --          --           --        20,000
 Treasury stock
  purchases.............       --      (555)      --       --          --          --           --          (555)
 Minimum pension
  liability adjustment..       --       --        --       --         (962)        --           --          (962)
 Foreign currency
  translation
  adjustments...........       --       --        --       --          --       (4,550)         --        (4,550)
 Net (loss).............       --       --        --       --          --          --       (27,668)     (27,668)
 Minority interest
  dividends.............       --       --        --       --          --          --            36           36
 Preferred stock
  dividends.............       --       --        --       --          --          --        (1,484)      (1,484)
                           -------    -----   -------    -----     -------    --------     --------      -------
Balance at November 30,
 1998...................   $90,354    $(695)  $20,000    $ --      $(3,135)   $(22,598)    $(19,295)     $64,631
                           =======    =====   =======    =====     =======    ========     ========      =======

    The accompanying notes are an integral part of the financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands except dollars per share)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation--The Consolidated Financial Statements include the accounts of Tokheim Corporation and its wholly- and majority-owned subsidiaries (the "Company"). The Consolidated Financial Statements include 100% of the assets and liabilities of these subsidiaries, with the ownership interest of minority participants recorded as minority interest. All significant intercompany accounts and transactions have been eliminated in consolidation. In September 1996, the Company acquired the petroleum dispenser business ("Sofitam") of Sofitam, S.A., in December 1997, the Company acquired Management Solutions Inc ("MSI"), and in September 1998, the Company acquired the fuel dispenser systems and service business (the "RPS Division") of Schlumberger Limited. The accounts of these three acquired companies are included in the Consolidated Financial Statements since the respective dates listed above. (See Note 2.)

  Nature of Operations--The Company engages principally in the design, manufacture and servicing of electronic and mechanical petroleum dispensing marketing systems, including service station equipment, point-of-sale control systems, and card- and cash-activated transaction systems for customers around the world. The Company markets its products through subsidiaries located throughout the world and has major facilities in the United States, France, Canada, Germany, Italy, the Netherlands, Scotland, and South Africa.

  Translation of Foreign Currency--The financial position, results of operations and cash flows of the Company's foreign subsidiaries are measured using local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Translation gains and losses are deferred as a separate component of shareholders' equity. Aggregate foreign currency transaction gains and losses are included in determining net earnings.

  Risks and Uncertainties--The Company is not dependent on any single customer, group of customers, market, geographic area or supplier of materials, labor or services. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The more significant areas requiring the use of management's estimates include allowances for obsolete inventory and uncollectible receivables, product warranty claims, environmental and product liabilities, postretirement, pension, and other employee benefits, valuation allowances for deferred tax assets, future obligations associated with the Company's restructuring plans, future cash flows associated with assets, and useful lives for depreciation and amortization. Actual results could differ from these estimates, making it reasonably possible that a change in certain of these estimates could occur in the near term. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with high credit quality financial institutions. At times, cash in United States banks may exceed FDIC insurance limits. Concentration of credit risk with respect to trade receivables is considered to be minimal due to the Company's large customer base and ongoing control procedures, which monitor the credit worthiness of customers.

  Fair Value of Financial Instruments--The fair value of cash and cash equivalents, trade receivables, and accounts payable approximates the carrying value because of the short-term maturities of these financial instruments.

  The interest rate on the Company's bank credit agreement (the "New Credit Agreement") fluctuates with current market rates. Consequently, the carrying value of the New Credit Agreement approximates the market prices for the same or similar issues in future periods. The estimated fair value of the Company's 12.0% senior subordinated notes (the "Senior Subordinated Seller Notes") and the Company's 12.5% senior notes due 2005 (the "Senior Notes") approximated the carrying value at November 30, 1998 since both notes were redeemed at

                (Amounts in thousands except dollars per share)


face value on January 29, 1999. The Company estimates that the fair value of the $40,000 Junior Subordinated 12.0% Payment-in-Kind notes (the "Junior Notes") approximated the carrying value at November 30, 1998 as there were no significant changes in the market conditions or risks related to these notes during the two month period between the time when the notes were issued on September 30, 1998 and November 30, 1998.

  The fair value of the Company's $20,000 common stock warrants (the "Warrants") approximates $21,795 at November 30, 1998. This amount is computed based on the Company's November 30, 1998 common stock price of $8.625 per share less the nominal consideration to be received if exercised.

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

  Property and Depreciation--Depreciation of plant and equipment is generally determined on a straight-line basis over the estimated useful lives of the assets. Upon retirement or sale of assets, the cost of the disposed assets and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to income. These gains and losses are accumulated and shown as a component of other income, net in the statement of earnings. Buildings are generally depreciated over 40 years. Machinery and equipment are depreciated over periods ranging from five to ten years. Expenditures for normal repairs and maintenance are charged to expense as incurred. Expenditures for improving or rebuilding existing assets which extend the useful life of the assets are capitalized.

  Software and Research and Development Costs--Costs incurred to address year 2000 issues are expensed when incurred. Costs incurred related to software developed or obtained for internal use are capitalized during the application development stage of the software development and are amortized over 3 years. Amortization of capitalized software development costs offered for sale is provided over the estimated economic useful life of the software product on a straight-line basis, generally three to four years. Unamortized software costs included in other non-current assets were $8,711, and $1,089 at November 30, 1998 and 1997, respectively. The amounts amortized and charged to expense in 1998, 1997 and 1996 were $2,025, $260 and $163, respectively. Included in unamortized software costs at November 30, 1998 is approximately $4,850 related to software technology costs capitalized in connection with the acquisition of MSI.

  All other product development expenditures are charged to research and development expense in the period incurred. These expenses amounted to $21,080, $18,284 and $15,909 in 1998, 1997 and 1996, respectively. In addition to these expenses, the Company wrote off $5,879 of in-process research and development expenses in connection with the acquisition of MSI and the related purchase price allocation. See Note 2 for additional information.

  Goodwill and Other Intangible Assets--Goodwill is amortized on a straight-line basis over 40 years. The Company will continue to review facts and circumstances to determine whether the remaining estimated useful life of goodwill warrants revision or whether the carrying amount may not be recoverable, using profitability projections to assess whether future operating income on a non-discounted basis is likely to exceed the

                (Amounts in thousands except dollars per share) amortization over the remaining life of the goodwill. The amounts amortized and charged to expense in 1998, 1997 and 1996 were approximately $2,709, $1,490 and $420, respectively. Accumulated amortization of goodwill at November 30, 1998 and 1997 was $4,619 and $1,910, respectively. The Company is in the process of valuing certain tangible and intangible assets acquired with the RPS Division and will finalize the preliminary purchase price allocation upon completion of these valuations. The goodwill recorded in connection with the RPS Division is currently being amortized over 40 years. The Company will determine the appropriate amounts and useful lives of the identified intangible assets upon completion of the valuations. Finalization of the purchase price allocation is not expected to have a material impact on the Company's financial position or results of operations as of and for the year ended November 30, 1998.

  Other non-current assets and deferred charges consist primarily of debt issuance costs. These costs are amortized over the terms of the related debt agreements on a straight-line basis, which is not materially different from the effective interest method, with periods ranging from six to eight years. Amortization of these deferred charges included in interest expense at November 30, 1998, 1997 and 1996 was $1,658, $1,623, and $401, respectively.
During 1998, the Company capitalized $16,160 of debt issuance costs incurred in connection with the acquisition of the RPS Division and related financing and charged $6,666 of deferred debt issuance costs to extraordinary loss on debt extinguishment. During 1997, the Company charged $496 of deferred bond issuance costs to extraordinary loss on debt extinguishment. This amount represents the write-off of a proportionate share of the original unamortized deferred issuance cost incurred in connection with the issuance of the senior subordinated notes for the acquisition of Sofitam. During 1996, the Company wrote-off approximately $233 of deferred debt issuance costs and capitalized approximately $11,506 of costs incurred in connection with the refinancing of the Company's preexisting debt and issuance of senior subordinated notes. Accumulated amortization of other non-current assets and deferred charges at November 30, 1998 and 1997 was $420 and $2,520, respectively.

  Advertising and Promotion--All costs associated with advertising and product promotion are expensed in the period incurred. These expenses amounted to $3,577, $2,687 and $2,268 in 1998, 1997 and 1996, respectively.

  Income Taxes--The Company accounts for income taxes under the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." The provision for income taxes includes federal, foreign, state and local income taxes currently payable as well as deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. No additional U.S. income taxes or foreign withholding taxes have been provided on accumulated earnings of foreign subsidiaries approximating $20,543 which are expected to be reinvested indefinitely. (See Note 15).

  Environmental Cleanup Matters--The Company adopted The American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 96-1, "Environmental Remediation Liabilities" during 1998. This SOP did not have a material impact on the Company's financial position, results of operations or cash flows for 1998. The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. Expenditures which extend the life of the related property or mitigate or prevent future environmental contamination are capitalized. The Company determines its liability on a site by site basis and records a liability at the time when the associated expenses can be reasonably estimated.

  New Accounting Pronouncements

  SFAS No. 129, "Disclosure of Information about Capital Structure," was adopted during the first quarter of the fiscal year ended November 30, 1998. This statement did not have a material impact on the Company's financial position, results of operations or cash flows as disclosure requirements did not change for the Company

                (Amounts in thousands except dollars per share)


with this new statement. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," are effective for the year ending November 30, 1999. In the opinion of management, these statements will not have a material impact on the Company's financial position, results of operations, or cash flows since they are "disclosure only" standards. The Company is currently evaluating the impact that SFAS No. 131 will have on its current segment groupings. SFAS No. 130, "Reporting Comprehensive Income," is effective for the year ending November 30, 1999. Due to the significance of the foreign currency translation adjustments recorded, comprehensive income would have been less than reported net earnings or reduced net loss had SFAS No. 130 been adopted. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and is effective for the year ending November 30, 2000. SFAS No. 133 establishes a new model for accounting for derivatives in the balance sheet as either assets or liabilities and measures them at fair value. Certain disclosures concerning the designation and assessment of hedging relationships are also required. Management has not yet determined the impact of this statement on the Company's consolidated financial statements.

  SOP No. 97-2 "Software Revenue Recognition," is effective for the Company for the year ended November 30, 1999. SOP No. 97-2 supersedes SOP No. 91-1 and provides more specific guidance on revenue recognition related to software products. The Company does not expect the adoption of SOP No. 97-2 to have a material impact on the Company's financial position, results of operations or cash flows.

  Product Warranty Costs--Anticipated costs related to product warranty are expensed in the period of sale.

  Cash Flows--For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents.

  Supplemental disclosures of cash flow information:

                                                        1998    1997     1996
                                                      -------- ------- --------
   Cash paid during the year for interest...........  $ 15,930 $15,204 $  4,918
   Cash paid during the year for income taxes.......     1,194     921    1,013
   Senior Subordinated Seller Notes issued in
    connection with the RPS acquisition.............   170,000     --       --
   Junior Notes issued in connection with the RPS
    acquisition.....................................    40,000     --       --
   Liabilities assumed in the Acquisitions including
    accrued merger and acquisition costs............   101,830     --   123,575

  Reclassifications--Certain prior year amounts in these financial statements have been reclassified to conform with the current year presentation.

2. ACQUISITIONS

  Acquisition of MSI--In December 1997, the Company acquired MSI. MSI develops and distributes retail automation systems (including Point of Sale ("POS") software), primarily for the convenience store, petroleum dispensing and fast food service industries. The Company paid MSI's stockholders an initial amount of $12,000. The Company is also obligated to make contingent payments of up to $13,200 over the years 1998, 1999 and 2000 based upon MSI's performance. The $13,200 consists of $8,000 of additional purchase price, $2,600 related to a non-compete agreement, and $2,600 of additional employee compensation. The Company borrowed funds for the initial purchase price under the Company's Old Credit Agreement.

                (Amounts in thousands except dollars per share)


  The MSI acquisition has been accounted for as a purchase, and accordingly, the results of operations of MSI have been included in the Company's Consolidated Financial Statements since the date of acquisition. Assets of approximately $2,700 were acquired and liabilities of approximately $1,400 were assumed and have been recorded at their determined fair values. An independent valuation was performed for intangible assets acquired. As such, intangible software technology was recorded which is being amortized over four years and $5,879 was allocated to in-process research and development projects that have not reached technological feasibility and have no alternative future use. This amount was charged to operations at the date of acquisition and is included in merger and acquisition costs and other unusual items in the consolidated statement of earnings. The portion of the contingent payments that do not relate to employee compensation will be allocated to various intangible assets and goodwill and amortized over periods ranging from four to twelve years, if payments are required. The Company was not required to make any contingent purchase price payments for the year ended November 30, 1998.

  As of the acquisition date, MSI was developing the CVN POS(TM) for Windows(R) solution (CVN Windows) in order to provide a next-generation comprehensive point of sale (POS) software application in the convenience store, petroleum dispensing and fast food service industries. CVN Windows will incorporate a graphical user interface with touch screen controls and allow the system to be used with most POS systems. CVN Windows was under development for approximately two years and was in the alpha testing stage at the time of the acquisition. At the date of acquisition, approximately 85% of the research and development costs related to CVN Windows had been incurred, based on remaining costs to complete development, testing and quality assurance. The Company expects to complete the development tasks for CVN Windows remaining at November 30, 1998 by May 31, 1999, with projected expenditures of approximately $1,000.

  To determine the fair value of acquired IPR&D and other identifiable intangible assets, the Company used an independent appraisal which utilized standard appraisal methodologies. The appraisal procedures performed to establish the fair value of IPR&D involved projected cash flows for CVN Windows over the next five years, commensurate with its useful life, net of capital charges for all employed intangible and tangible assets, and discounted to present value, using a discount rate that reflected a 700 basis point risk premium reflective of the in process nature of the remaining activities. This risk assessment reflects uncertainty related to the Company's ability to successfully integrate remaining functionality and performance features into the CVN Windows product, combined with the added complexity of porting legacy DOS functionality onto a Windows platform. If the Company is delayed in its market entry with the completed CVN Windows product, it could adversely affect future operations.

  RPS Division Acquisition--On September 30, 1998 the Company completed the Acquisition of the RPS Division for a purchase price equal to $330,000, of which $100,000 of which was paid in cash borrowed under the terms of the New Credit Agreement as well as $22,500 of Senior Notes. The $210,000 seller note portion of the purchase price consisted of $40,000 in Junior Notes, and $170,000 in Senior Subordinated Seller Notes. $20,000 of the purchase price was paid in the form of Warrants. See Note 7, 8 and 12 for additional information on the debt and warrant instruments used to finance the Acquisition.

  The RPS Division is a leading manufacturer and servicer of fuel dispensing systems in Western Europe.

  The Acquisition has been accounted for as a purchase and the RPS Division's results of operations have been included in the Consolidated Financial Statements of the Company from the date of acquisition. The purchase price has been preliminarily allocated to assets acquired and liabilities assumed based on the RPS Division's net book value of assets as of September 30, 1998, as adjusted, which is estimated to approximate fair value. The purchase price allocated under this assumption is preliminary and exceeded the estimated fair value of tangible net assets acquired by $263,389, which has been recorded as goodwill. The Company is in the

                (Amounts in thousands except dollars per share)


process of valuing certain tangible and intangible assets acquired with the RPS Division and will finalize the preliminary purchase price allocation upon completion of these valuations. The goodwill recorded in connection with the RPS Division is currently being amortized over 40 years. The Company will determine the appropriate amounts and useful lives of the identified intangible assets upon completion of the valuations. Finalization of the purchase price allocation is not expected to have a material impact on the Company's financial position or results of operations as of and for the year ended November 30, 1998. The Company is to reimburse Schlumberger Limited for cash (net of adjustments) that remained in the RPS Division at the date of closing of the Acquisition. This amount is currently estimated to be approximately $6,500. It is anticipated that this payment will be made in the second quarter of 1999 using the revolving working capital facility under the New Credit Agreement.

  Included in accrued liabilities are certain costs the Company will incur to effect an integration and rationalization plan for the RPS Division's operations. These costs represent involuntary termination costs and other closure costs in connection with closing redundant manufacturing and service operations. These accrued costs do not include costs associated with consolidation of previously existing Tokheim subsidiaries, which will be expensed as incurred or separately accrued once all criteria for accrual are met, nor do these costs benefit future periods. The Company expects the integration and rationalization plan to be completed by the end of the year 2001. The table below summarizes the accrued liability by major category and initiatives:

   Involuntary employee termination benefits for approximately 540 employees......................................................... $18,617
   Facility closure and other closure costs...........................     482
   Lease and contract termination fees................................   1,195
                                                                       -------
     Total accrued integration and rationalization costs.............. $20,294
                                                                       =======

  During 1998, approximately $371 was charged against the accrual, primarily for employee termination costs.

  The table below summarizes the acquisition liabilities as they relate to the consolidation plan for Sofitam which was established in 1996. The amounts do not include costs associated with consolidation of previously-existing Tokheim subsidiaries, which were or will be expensed as incurred, nor do they reflect costs expected to provide benefits in future periods. The Company expects the consolidation plan to be completed by the end of 1999. (See Note 3 for additional information regarding the Company's consolidation plan.)

                                                 Charged to
                               November 30, 1997 Acquisition November 30, 1998
             Item                   Balance        Accrual        Balance
             ----              ----------------- ----------- -----------------
Involuntary employee
 termination benefits (A).....      $4,124         $2,279         $1,845
Asset write-off and disposal
 costs (B)....................       2,232            154          2,078
Leases and other contract
 terminations costs...........         941            863             78
                                    ------         ------         ------
                                    $7,297         $3,296         $4,001
                                    ======         ======         ======

                         November 30, 1996 Adjustments
                             Original          to      Charged to
                            Acquisition    Acquisition Acquisition November 30, 1997
          Item                Accrual        Accrual     Accrual        Balance
          ----           ----------------- ----------- ----------- -----------------
Involuntary employee
 termination benefits
 (A)....................      $6,651          $(186)     $2,341         $4,124
Asset write-off and
 disposal costs (B).....       2,108            183          59          2,232
Leases and other
 contract terminations
 costs..................       1,040            700         799            941
                              ------          -----      ------         ------
                              $9,799          $ 697      $3,199         $7,297
                              ======          =====      ======         ======

--------
(A) Approximately 300 employees included in the original consolidation plan.
(B) For 9 locations under the original consolidation plan.

  The following unaudited pro forma information summarizes consolidated results of operations of Tokheim, the RPS Division and MSI as if the acquisitions had occurred at the beginning of 1998 and 1997. These unaudited pro forma results include certain adjustments, such as additional amortization expense as a result of

                (Amounts in thousands except dollars per share)

goodwill and other intangible assets and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on December 1, 1997 or 1996, or future results of operations. The Company is in the process of closing several redundant manufacturing, sales, service and administrative operations as part of the integration and rationalization plans discussed above. Anticipated synergies from the merger of Tokheim, the RPS Division and MSI have been excluded from the amounts included in the pro forma summary information presented below.

                                                                 Unaudited
                                                                Years Ended
                                                               November 30,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
   Net sales................................................ $743,623  $737,520
   Net loss.................................................  (49,189)  (37,966)
   Net loss per common share (Basic and Diluted)............    (4.67)    (3.48)

3. MERGER AND ACQUISITION COSTS AND OTHER UNUSUAL ITEMS

  For the years ended November 30, 1998, 1997 and 1996, the Company identified certain expenses related primarily to the acquisition of the RPS Division in 1998 and the acquisition of Sofitam in 1996. These costs, although not uncommon to the Company's industry, are considered by the Company to be attributable to the purchase and integration of the acquired companies or otherwise significant enough in size or unusual enough in nature to warrant separate disclosure. These costs are shown in aggregate as a single operating line item, "Merger and acquisition costs and other unusual items," on the Consolidated Statement of Earnings.

  Merger and acquisition costs/Restructuring--During 1998, as a result of the acquisitions of the RPS Division and MSI, the Company initiated an integration and rationalization plan that entails the closure and reorganization of certain manufacturing, sales, service and administrative operations. Amounts charged to operations for involuntary employee termination costs and other exit costs incurred to execute certain projects of the integration and rationalization plan were approximately $7,700 in 1998. Of this amount, approximately $2,815 relates to employee severance and related costs for approximately 136 employees that served in various manufacturing, sales, service and administrative capacities. The other $4,885 represents accrued exit costs for the write off of certain assets and other miscellaneous closure costs. During 1997 and 1996 the Company implemented several corporate realignment initiatives, including work force reductions and reorganization of its domestic and international operations, related to the consolidation of Sofitam. Amounts charged to operations as incurred for the matters described above for the years ended November 30, 1997 and 1996 approximated $1,736 and $2,035, respectively.

  Litigation/Other--In connection with the purchase of MSI in the first quarter of fiscal 1998, the Company recorded a $5,879 charge relating to the write-off of in-process research and development ("IPR&D"). This amount represents the estimated fair value of acquired incomplete research and development projects of MSI at the date of acquisition. See Note 2 for additional information on the IPR&D. During 1997, the Company settled a claim against it directly associated with the purchase of Sofitam related to a personnel matter that resulted in an outcome adverse to the Company. The Company also favorably settled a claim that involved a former supplier, which resulted in the reversal of an accrued liability which had been charged to "Merger and acquisition costs and other unusual items" in 1996. In addition, during 1997 the Company recorded a charge for an impaired asset related to license technology. In 1996 the Company settled claims related to a prior distributor and a foreign distributor to extinguish an exclusive sales representative agreement. The Company also incurred a charge to operations for the adverse outcome in a Pension Benefit Guarantee Corporation inquiry with respect to a terminated benefit plan payout from 1991. In addition, the Company incurred charges in 1996 related to customer satisfaction programs relating to dispensers sold in prior years. Amounts charged to merger and acquisition costs and other unusual items relating to litigation/other for 1998, 1997 and 1996 were $5,985, $1,757, and $4,424, respectively.

                (Amounts in thousands except dollars per share)


4. ACCRUED EXPENSES

  Accrued expenses consisted of the following at November 30, 1998 and 1997:

                                                                 1998    1997
                                                               -------- -------
   RPS Division integration and rationalization plan.......... $ 20,294 $   --
   Schlumberger Limited.......................................    6,507     --
   Sofitam integration plan...................................    4,001   7,297
   Compensated absences.......................................   14,644   7,087
   Salaries, wages, and commissions...........................   14,871   6,076
   Retirement benefits and profit sharing.....................    9,625   5,921
   Interest...................................................    4,984   3,755
   Warranty...................................................   10,627   3,742
   Legal and professional.....................................    3,788   3,102
   Employee payroll taxes.....................................    5,634   2,708
   Deferred revenue...........................................    5,645   2,453
   Taxes (sales, VAT, and other)..............................   11,072   2,434
   Other......................................................   24,472   6,615
                                                               -------- -------
                                                               $136,164 $51,190
                                                               ======== =======

5. NOTES PAYABLE, BANK CREDIT AGREEMENT

  On September 30, 1998, Tokheim and certain of its subsidiaries, including certain of the subsidiaries used to acquire the RPS Division (the "Borrowers") entered into a credit agreement (the "New Credit Agreement") with certain lenders. The New Credit Agreement replaced the existing ("old credit agreement") and consists of a six year working capital/letter of credit facility and a six year term loan facility, each in an aggregate principal amount of $120,000. Pursuant to the New Credit Agreement, $20,000 of the availability under the working capital facility may be utilized for issuance of standby letters of credit, and $10,000 of the availability under the working capital facility may be utilized for swing line facilities to be provided to Tokheim and certain of the other Borrowers. The New Credit Agreement permits borrowings in U.S. dollars, and, if certain additional conditions are met, in French francs, British pounds, Dutch guilders, German marks and euros (so long as such non-U.S. currencies are freely traded, readily available and convertible into U.S. dollars) and such other currencies as agreed by each Bank.

  An additional agreement provides for the assignment of a three year $7,600 ESOP loan facility with certain banks (the "ESOP Credit Agreement").

  At November 30, 1998, the outstanding borrowings were $62,145 under the revolving working capital facility, $120,000 under the term loan, and $6,987 under the ESOP facility. The term loan calls for equal quarterly principal payments aggregating to $7,500 in year 2000; $10,000 in year 2001; $12,500 in year 2002; $15,000 in year 2003; $37,500 in a single payment due first quarter 2004; and the remainder due at maturity. The revolving working capital facility is due on September 30, 2004. Available borrowings under the revolving working capital facility were $57,900 at November 30, 1998 subject to a borrowing base limitation and certain other loan covenant restrictions.

  Indebtedness of the Company under the New Credit Agreement (a) is secured by
(i) a first perfected security interest in and lien on certain of the real and personal property assets of Tokheim (including claims against certain subsidiaries to which Tokheim has made intercompany loans) and Tokheim's direct and indirect material majority-owned U.S. subsidiaries, (ii) a pledge of 100% of the stock of Tokheim's direct and indirect material majority-owned U.S. subsidiaries, and (iii) a pledge of 65% of the stock of Tokheim's first-tier material foreign subsidiaries and (b) is guaranteed by all of Tokheim's direct and indirect material majority-owned U.S. subsidiaries. Certain indebtedness of Tokheim's foreign subsidiaries which are Borrowers or become Borrowers under the New Credit Agreement will be secured by certain of the personal property of such foreign subsidiaries.

                (Amounts in thousands except dollars per share)

  Indebtedness under the New Credit Agreement bears interest based upon (at the applicable Borrower's option) (i) the Base Rate in the case of U.S. dollar denominated loans (defined as the higher of (x) the applicable prime rate and (y) the federal funds rate (as adjusted pursuant to the New Credit Agreement) plus 0.50%) plus an applicable margin based upon the Company's leverage ratio (with a range of 1.50% to 3.00% for revolving loans and 3.00% for term loans) or (ii) the applicable Eurocurrency Rate (as defined in the New Credit Agreement) for a deposit in the currency of, and for a maturity corresponding to, the applicable loan and interest period, plus an applicable margin based upon the Company's leverage ratio (with a range of 2.50% to 4.00% for revolving loans and 4.00% for term loans). The unused portion of the commitment under the New Credit Agreement will be subject to a commitment fee in the range of 0.375% to 0.50% depending upon the leverage ratio of the Company.

  Indebtedness under the ESOP Credit Agreement will amortize with a final principal payment on July 1, 2001.

  The revolving loan commitment under the New Credit Agreement may be voluntarily permanently reduced by the Company in whole or in part on one day's notice without premium or penalty. The Borrower may prepay the term loans subject to a pre-payment penalty if the Borrowers prepay the entire amount of the term loans in the first 3 years after September 30, 1998. The Borrowers will be able to prepay the loans in accordance with the terms of the New Credit Agreement. Subject to the provisions of the New Credit Agreement, the Borrowers will be able to, from time to time, borrow, repay and reborrow under the working capital facility.

  The New Credit Agreement requires an amount equal to all net proceeds from asset sales by the Company or any of its subsidiaries (with certain exceptions) to be applied to repay the loans under the New Credit Agreement. The New Credit Agreement also requires the Company to prepay the loans under the New Credit Agreement in an amount equal to (i) all net proceeds from the sale or issuance of debt (with certain exceptions), (ii) all net proceeds from the sale or issuance of equity (with certain exceptions) and (iii) a percentage of Excess Cash Flow (as defined in the New Credit Agreement) for each fiscal year with a range of 50% to 85%, based upon the Company's leverage ratio, commencing with the Company's fiscal year ending November 30, 1999.

  The New Credit Agreement requires the Company to meet certain consolidated financial tests, including minimum level of consolidated net worth, minimum level of EBITDA (as defined in the New Credit Agreement), minimum level of consolidated interest coverage, maximum consolidated leverage ratio and senior leverage ratio and minimum consolidated fixed charge coverage ratio. The New Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, investments, mergers and consolidations, prepayments of certain other indebtedness, amendments to certain other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

  At November 30, 1998 and 1997, the aggregate amounts outstanding under working capital facilities were $62,145 and $24,090, respectively. These amounts are classified as long-term debt because the Company had the ability (under the terms of the facility) and the intent to finance these obligations beyond one year. The total line of credit under the working capital facility was approximately $120,000 and $67,768, of which $57,855 and $43,678 was unused at November 30, 1998 and 1997, respectively. The weighted average annual interest rates for these lines of credit were 7.1% and 7.6% for 1998 and 1997, respectively. The range of rates at November 30, 1998 and 1997 was 5.1% to 7.5% and 7.6% to 8.9%, respectively.

6. SENIOR NOTES

  As part of the financing for the acquisition of the RPS Division, the Company entered into a note purchase agreement, pursuant to which the Company issued $22,500 million aggregate principal amount of Senior Notes

                (Amounts in thousands except dollars per share)

bearing an interest rate starting at 12.5% and increasing by 0.5% on December 1, 1998, and every three months thereafter to a maximum of 14.5%. The Company has the option, subject to bank approval, to redeem (in whole or in part) the Senior Notes. The Note Purchase Agreement is subject to certain restrictions and covenants common to such agreements. On January 29, 1999 the Senior Notes were repaid. See Note 21 for additional information.

7. SENIOR SUBORDINATED NOTES

  As part of the financing for the Acquisition of the RPS Division, the Company issued $170,000 in Senior Subordinated Seller Notes due one hundred twenty days after the Acquisition closing date. The Company has the option, subject to bank approval, to redeem (in whole or in part) the Senior Subordinated Seller Notes. Under the terms of the Senior Subordinated Seller Notes, to the extent the Company has not refinanced the Senior Subordinated Seller Notes within one hundred twenty days of the Acquisition closing date, such notes convert into an equal principal amount of eight year notes with an interest rate starting at 12.0% and increasing by 0.5% every three months to a maximum of 14.5%. Interest exceeding 12.0% will be payable in kind. The Senior Subordinated Seller Notes are subject to certain restrictions and covenants common to such agreements. On January 29, 1999 the Senior Subordinated Seller Notes were repaid. See Note 21 for additional information.

  In August 1996 the Company issued $100,000 aggregate principal amount of 11.5% Senior Subordinated Notes due 2006 (the "11.5% Notes") to finance the acquisition of Sofitam. Interest on these notes accrues at the rate of 11.5% per annum and is payable semi-annually in cash on each February 1 and August 1 to the registered holders at the close of business on January 15 and July 15 immediately preceding the applicable interest payment date.

  During the fourth quarter of 1997, the Company used proceeds from its Old Credit Agreement to purchase $10,000 face value of the 11.5% Notes. The Company purchased these 11.5% Notes on the open market at an aggregate price of $11,390 plus accrued interest and recorded an extraordinary loss of $1,886. This amount includes $1,390 of premiums paid to repurchase the 11.5% Notes and $496 representing the write-off of a proportionate share of the original unamortized deferred issuance costs.

  The Company used proceeds from the March 1998 Common Stock Offering of $39,356 to redeem $35,000 in aggregate principal amount of the 11.5% Notes. These 11.5% Notes were redeemed at a call price of 109.857%, expressed as a percentage of the original face value, resulting in premiums paid of $3,450 along with accrued interest of $906. Following the redemption, $55,000 in aggregate principal amount of the 11.5% Notes remained outstanding. The Company recorded an extraordinary loss on the extinguishment of the 11.5% Notes of approximately $4,965 during the second quarter of 1998. This loss includes $3,450 of premiums paid to purchase the 11.5% Notes and $1,515 representing the write-off of a proportionate share of the original unamortized deferred issuance costs.

  On September 30, 1998, the Company completed the repurchase of the final $55,000 of 11.5% Notes that were then outstanding. These 11.5% Notes were redeemed at an aggregate premium and consent payment of $12,332 along with accrued interest of $1,072. The company recorded an extraordinary loss on the extinguishment of the 11.5% Notes of approximately $14,940 in the fourth quarter of 1998. These notes were repurchased with proceeds from borrowings under the New Credit Agreement. See also Note 21.

8. JUNIOR SUBORDINATED PIK NOTES

  In connection with the acquisition of the RPS Division, the Company issued $40,000 million in Junior Notes. Interest on the Junior Notes is payable quarterly in cash or in-kind at the Company's option. All existing U.S. subsidiaries have guaranteed, and all future U.S. subsidiaries will guarantee, the Junior Notes on a junior subordinated basis with unconditional guarantees that are or will be unsecured and subordinated to senior debt of such subsidiaries.

                (Amounts in thousands except dollars per share)


  The Junior Notes are unsecured junior subordinated obligations of the Company and are junior to the Company's senior debt. The Junior Notes were issued under an indenture (the "Junior Indenture") that limits the ability of the Company and its subsidiaries to, among other things: incur indebtedness; pay dividends and make certain other payments; make certain investments; sell certain assets; enter into certain transactions with affiliates; restrict distributions from subsidiaries; incur liens; and consolidate, merge or transfer all or substantially all of its or its subsidiaries' assets.

  Subject to the terms of the Junior Indenture, the Junior Notes may be redeemed at any time, in whole or in part, at the option of the Company at a redemption price equal to the unpaid principal amount thereof plus accrued interest thereon to the redemption date. Upon a change of control (as defined in the Junior Indenture, and subject to certain conditions set forth in the Junior Indenture), any holder of Junior Notes will have the right to cause the Company to repurchase all or any part of the Junior Notes of such Holder at a purchase price equal to 101% of the principal amount of the Junior Notes to be repurchased plus accrued and unpaid interest thereon, if any, to the date of repurchase. The Junior Notes are subject to a registration rights agreement, with registration rights that can be exercised any time after the date that is 120 days after the issue date of the Junior Notes.

9. OTHER LONG TERM DEBT AND GUARANTEED EMPLOYEES' STOCK OWNERSHIP PLAN (ESOP) OBLIGATION

  Term debt at November 30, 1998 and 1997 consisted of the following:

                                                                   1998   1997
                                                                  ------ ------
0.0% Belgian government note due in 1999 (a)..................... $   58 $   93
3.5% German bonds, due in semiannual installments through 1998
 (a).............................................................    --      80
6.0% notes payable, due in semiannual installments through 2004
 (a).............................................................    679    --
8.1% note payable, due in semiannual installments through 2001
 (a).............................................................    --     160
11.5% note payable, due in quarterly installments through 1998
 (a).............................................................    --     405
15.0% note payable, due in quarterly installments through 2002
 (a).............................................................    315    372
14.3% note payable, due in monthly installments through 2000
 (a).............................................................    --     149
27.5% note payable, due in monthly installments through 2000
 (a).............................................................    303    343
5.0% to 16.50% capital lease obligations, due in quarterly
 installments through 2002 (a)...................................  2,140  2,315
9.33% capital lease obligation, due in annual installments
 through 2004 (a)................................................  2,356  2,559
Other............................................................    --     311
5.0% to 15.0% notes payable, due in annual installments through
 2004 (a)........................................................    374    --
                                                                  ------ ------
                                                                   6,225  6,787
Less: Current maturities.........................................  2,110  2,390
                                                                  ------ ------
                                                                  $4,115 $4,397
                                                                  ====== ======
Guaranteed Employees' Stock Ownership Plan (ESOP) obligation at
 November 30, 1998 and 1997 consisted of the following:
                                                                   1998   1997
                                                                  ------ ------
Guaranteed Employees' Stock Ownership Plan (ESOP) obligation, variable rate, maturing $640 to $760 quarterly through 2001, rate of 7.41% at November 30, 1998 (b).......................... $6,987 $9,429

Aggregate scheduled maturities of the above term debt and Guaranteed Employees' Stock Ownership Plan (ESOP) obligation during the upcoming five years approximate $4,747; $4,418; $2,272; $637; and $482, respectively.

(a) Aggregate cost of plant and equipment pledged as collateral under revenue bonds and lease obligations is $6,231.

(b) Per the New Credit Agreement as described in Note 5, the ESOP obligation matures on September 3, 2002.

                (Amounts in thousands except dollars per share)


10. OPERATING LEASES

  The Company leases certain manufacturing equipment, office equipment, computers, vehicles, and office and warehousing space under operating leases. These leases generally expire in periods ranging from one to five years.

  Amounts charged to expenses under operating leases in 1998, 1997 and 1996 were $6,364, $4,104, and $2,835, respectively. Future minimum rental payments under noncancelable operating leases during the upcoming five years approximate $6,158, $5,020, $2,865, $2,371 and $2,260.

11. STOCK OPTION PLANS

  The Company has three separate Stock Option Plans, as outlined below:

 1992 Stock Incentive Plan (SIP)

  The Plan contains both incentive stock options (ISOs) and non-qualified stock options (NSOs). The price of each share under this Plan for an ISO or NSO shall not be less than the fair market value of Tokheim Corporation Common Stock on the date the option is granted.

  Options granted under the SIP become exercisable at the rate of 25% of the total options granted per year, beginning one year after the grant date. All options expire within ten years from the date on which they were granted.

  In addition, the SIP provides for the granting of Stock Appreciation Rights
(SARs) and Restricted Stock Awards (RSAs). During 1998, there were no SARs or RSAs granted.

 1982 Incentive Stock Option Plan (ISOP) and 1982 Unqualified Stock Option Plan (USOP)

  Effective January 21, 1992, no additional shares could be granted under these plans. All options expire within ten years from the date on which they were granted.

  The price of each share under the ISOP was not less than fair market value of Tokheim Corporation Common Stock on the date the option was granted, and under the USOP was not less than 85% of the fair market value of Tokheim Corporation Common Stock on the date the option was granted.

  Options granted under the respective plans during 1998, 1997, and 1996, are as follows:

                                                                  1992 Stock
                                                                Incentive Plan
                                                              ------------------
     Year of Grant                                              ISO   NSO  RSA
     -------------                                            ------- --- ------
      1998..................................................    2,000 --     --
      1997..................................................  468,000 --  42,500
      1996..................................................   45,000 --     --

                (Amounts in thousands except dollars per share)


  The following table sets forth the status of all outstanding options at November 30, 1998:

                                                Exercisable In             Total Options
   Option Price           Options                The Next One              Authorized and
    Per Share           Exercisable             To Four Years               Outstanding
   ------------         -----------             --------------             --------------
     $20.0000              15,300                      --                      15,300
     $18.6875                 --                     2,000                      2,000
     $18.1250               4,375                   13,125                     17,500
     $12.2500                 500                      --                         500
     $11.9375               2,500                      --                       2,500
      $9.0000                 --                     1,000                      1,000
      $8.8800              36,250                      --                      36,250
      $8.6880              81,250                  285,000                    366,250
      $8.5000              11,250                    3,750                     15,000
      $7.9380               2,000                   21,000                     23,000
      $7.1250              19,000                   21,500                     40,500
                          -------                  -------                    -------
                          172,425                  347,375                    519,800
                          =======                  =======                    =======

  154,982 and 335,388 options were exercisable as of November 30, 1997 and 1996 respectively.

  The weighted average exercise price was $9.25 and $9.10 and the weighted average remaining contractual life was 6.83 and 7.15 years for all outstanding options as of November 30, 1998, and 1997, respectively.

  Transactions in stock options under these plans are summarized as follows:

                                                          Shares
                                                       Under Option Price Range
                                                       ------------ ------------
   Outstanding, November 30, 1995.....................    482,341   $6.81-$20.00
   Granted............................................     45,000   $7.13-$9.00
   Exercised..........................................     (5,000)  $8.75
   Canceled or expired................................    (70,087)  $6.81-$20.00
                                                         --------
   Outstanding, November 30, 1996.....................    452,254   $6.81-$20.00
   Granted............................................    468,000   $7.94-$18.13
   Exercised..........................................   (235,547)  $6.81-$9.38
   Canceled or expired................................    (58,225)  $6.81-$20.00
                                                         --------
   Outstanding, November 30, 1997.....................    626,482   $6.81-$20.00
   Granted............................................      2,000   $18.69
   Exercised..........................................    (94,907)  $6.81-$11.94
   Canceled or expired................................    (13,775)  $7.94-$20.00
                                                         --------
   Outstanding, November 30, 1998.....................    519,800
                                                         ========

  Reserved for the granting of new options:

                                                                         Shares
                                                                         -------
   November 30, 1996....................................................  98,774
   November 30, 1997.................................................... 133,274
   November 30, 1998.................................................... 158,774

                (Amounts in thousands except dollars per share)


  Effective December 1, 1996, the Company adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the existing stock option plans under the provisions of this statement. The Company continues to account for stock options at their intrinsic value under the provisions of APBO No. 25, which is allowed under SFAS No. 123. Under APBO No. 25, because the option terms are fixed and the exercise price of employee stock options equals the market price on the date of grant, no compensation expense is recorded. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) would have been impacted as indicated below:

                                                 1998                1997
                                           ------------------  -----------------
                                              As       Pro        As       Pro
                                           Reported   Forma    Reported   Forma
                                           --------  --------  --------  -------
                                             (in thousands except per share
                                                         data)
Earnings (loss) before extraordinary
 loss....................................  $ (3,744) $ (3,744) $ 3,980   $ 3,980
Estimated fair value of the year's option
 grants..................................       --         (4)     --       (313)
                                           --------  --------  -------   -------
Earnings (loss) before extraordinary
 loss....................................    (3,744)   (3,748)   3,980     3,667
Extraordinary loss on debt
 extinguishment..........................   (23,924)  (23,924)  (1,886)   (1,886)
                                           --------  --------  -------   -------
Net earnings (loss)......................  $(27,668) $(27,672) $ 2,094   $ 1,781
                                           ========  ========  =======   =======
Preferred stock dividends ($1.94 per
 share)..................................  $ (1,484) $ (1,484) $(1,512)  $(1,512)
Earnings (loss) applicable to common
 stock...................................  $(29,152) $(29,156) $   582   $   269
Earnings (loss) per common share:
  Basic
    Before extraordinary loss............  $  (0.46) $  (0.46) $  0.31   $  0.27
    Extraordinary loss on debt
     extinguishment......................     (2.10)    (2.10)   (0.23)    (0.23)
                                           --------  --------  -------   -------
    Net earnings (loss)..................  $  (2.56) $  (2.56) $  0.08   $  0.04
                                           ========  ========  =======   =======
    Weighted average number of shares
     outstanding.........................    11,371    11,371    8,042     8,042
                                           ========  ========  =======   =======
  Diluted
    Before extraordinary loss............  $  (0.46) $  (0.46) $  0.27   $  0.24
    Extraordinary loss on debt
     extinguishment......................     (2.10)    (2.10)   (0.21)    (0.21)
                                           --------  --------  -------   -------
    Net earnings (loss)..................  $  (2.56) $  (2.56) $  0.06   $  0.03
                                           ========  ========  =======   =======
    Weighed average number of shares
     outstanding.........................    11,371    11,371    9,005     9,005
                                           ========  ========  =======   =======

  For purposes of pro forma disclosures, the estimated fair value of the options (stock-based compensation) is amortized to expense on a straight-line basis over the options' vesting period. The pro forma information above only includes the effects of 1998 and 1997 grants. As such, the impacts are not necessarily indicative of the effects on reported net earnings (loss) of future years.

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997:

         Assumptions                                              1998    1997
         -----------                                             ------- -------
   Dividend yield...............................................     --      --
   Risk free interest rate......................................   5.88%   6.37%
   Expected life of options..................................... 5 years 5 years
   Expected volatility..........................................  38.76%  38.76%
   Estimated fair value of options granted per share............   $8.94   $9.01

                (Amounts in thousands except dollars per share)


12. COMMON AND PREFERRED STOCK

  Changes in common stock and common treasury stock are shown below:

                                                                    Common
                                                Common Stock    Treasury Stock
                                             ------------------ ---------------
                                               Shares   Amount  Shares   Amount
                                             ---------- ------- -------  ------
   Balance, November 30, 1995...............  7,949,000 $19,409  13,000  $ 231
   Stock options exercised..................      5,000      43     --     --
   Employee termination benefits............        --      --   (1,000)   (11)
   Other....................................        --      --   (1,000)   (28)
                                             ---------- ------- -------  -----
   Balance, November 30, 1996...............  7,954,000  19,452  11,000    192
   Stock options exercised..................    278,000   1,706     --     --
   Shares purchased.........................        --      --    8,000    105
   Other....................................        --      --  (10,000)  (157)
                                             ---------- ------- -------  -----
   Balance, November 30, 1997...............  8,232,000 $21,158   9,000  $ 140
   Stock options exercised..................      6,000   1,472     --     --
   Shares purchased.........................        --      --   29,000    555
   Equity Offering..........................  4,370,000  67,724     --     --
                                             ---------- ------- -------  -----
   Balance, November 30, 1998............... 12,698,000 $90,354  38,000  $ 695
                                             ========== ======= =======  =====

  Changes in redeemable convertible preferred stock and related treasury stock are shown below:

                                                                  Preferred
                                                Preferred Stock Treasury Stock
                                                --------------- ---------------
                                                Shares  Amount  Shares   Amount
                                                ------- ------- -------  ------
   Balance, November 30, 1995.................. 960,000 $24,000 151,000  $3,784
   Shares redeemed.............................     --      --   31,000     771
   RSP contributions...........................     --      --  (15,000)   (384)
                                                ------- ------- -------  ------
   Balance, November 30, 1996.................. 960,000 $24,000 167,000  $4,171
   Shares redeemed.............................     --      --   48,000   1,197
   RSP contributions...........................     --      --  (26,000)   (650)
                                                ------- ------- -------  ------
   Balance, November 30, 1997.................. 960,000 $24,000 189,000  $4,718
   Shares redeemed.............................     --      --   43,000   1,079
   RSP contributions...........................     --      --  (37,000)   (914)
                                                ------- ------- -------  ------
   Balance, November 30, 1998.................. 960,000 $24,000 195,000  $4,883
                                                ======= ======= =======  ======

  On July 10, 1989, the Company sold 960,000 shares of redeemable convertible preferred stock (the "Preferred Stock") to the Trust of the Company's RSP at the liquidation value of $25 per share or $24,000. The Preferred Stock has a dividend rate of 7.75%. The Trustees who hold the Preferred Stock may elect to convert each preferred share to one common share in the event of redemption by Tokheim, certain consolidations or mergers of Tokheim, or a redemption by the Trustees which is necessary to provide for distributions under the RSP. A participant may elect to receive a distribution from the RSP in cash or common stock. If redeemed by the Trustees, the Company is responsible for purchasing the Preferred Stock at the $25 floor value. The Company may elect to pay the redemption price in cash or an equivalent amount of common stock. Due to the redemption characteristics of the stock, the aggregate amount of future redemptions for the next five years cannot be determined. See Note 18 for further discussions on the Company's Preferred Stock.

                (Amounts in thousands except dollars per share)


  On March 1998, the Company completed a secondary public offering of 4,370,000 shares of Tokheim common stock at an initial offering price of $16.5625 per share. The net proceeds of the offering totaled $67,724. The Company used the proceeds to repurchase $35,000 in aggregate principal amount of outstanding 11.5% Notes, repayment of amounts outstanding under the Old Credit Agreement and general corporate purposes.

  As part of the consideration paid ($20,000) in the RPS Division Acquisition, the Company issued the Warrants, exercisable for up to 19.9% of the outstanding shares of the Company's common stock at an exercise price of $.01 per share. The actual number of shares issuable upon exercise is 2,526,923. The Warrants are exercisable for five years beginning January 30, 1999.

  The number of shares of the Company's common stock issuable upon exercise of the Warrants, along with the purchase price of the common stock Warrants, will be further adjusted to reflect any stock splits, stock subdivisions or combinations of the Company's common stock, any reclassification of the Company's common stock, any capital reorganization, merger or consolidation of the Company, any issuance of common stock by the Company, and any issuance of convertible securities by the Company.

  The Company may redeem the Warrants, in whole or in part, at any time on or before January 29, 1999, by paying $20.0 million (or an appropriate percentage thereof if the Warrants are redeemed in part).

13. EARNINGS PER SHARE

  The Company adopted SFAS No. 128, Earnings Per Share, during the first quarter of fiscal 1998. Under SFAS No. 128, the Company presents two earnings per share ("EPS") amounts, Basic and Diluted. Basic EPS is calculated based on earnings available to common shareholders and the weighted average number of shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock, such as stock issuable pursuant to the conversion of preferred stock or the exercise of stock options and warrants outstanding. The incremental shares from conversions of preferred stock and the exercise of stock options and rants were not included in computing diluted EPS for the years ended November 30, 1998, and 1996, since the effect of such is antidilutive during periods when a loss from continuing operations applicable to common shareholders is reported. For the year ended November 30, 1998, the weighted average of potentially issuable common shares included 764,664 shares of convertible preferred stock outstanding, 210,488 shares for stock options and 428,938 shares related to the Warrants. During the year ended November 30, 1996, the weighted average of potentially issuable common shares included 800,400 shares of convertible preferred stock outstanding and 67,504 shares for stock options. EPS for the years ended November 30, 1997 and 1996 have been restated to apply the provisions of SFAS No. 128. Earnings per common share calculated for the years ended November 30, 1997 and 1996 on a primary and fully diluted basis under the provisions of Accounting Principles Board Opinion No. 15 differed by less than one cent per share from that calculated on a basic and diluted basis under SFAS No. 128 as there is no difference in the earnings amounts applicable to common stock and the difference between the weighted average shares outstanding used in the two calculations is not material.

                (Amounts in thousands except dollars per share)


  The following table presents the share information necessary to calculate earnings (loss) per share for fiscal years ended November 30, 1998, 1997, and 1996:

                                                               1998  1997  1996
                                                              ------ ----- -----
   Basic shares outstanding:
     Weighted average outstanding............................ 11,371 8,042 7,940
                                                              ====== ===== =====
   Diluted shares outstanding:
     Weighted average outstanding............................ 11,371 8,042 7,940
     Share equivalents.......................................    --    177   --
     Weighted conversion of preferred stock..................    --    786   --
                                                              ------ ----- -----
     Adjusted outstanding.................................... 11,371 9,005 7,940
                                                              ====== ===== =====

  The AICPA issued SOP No. 93-6, Employers' Accounting for Employee Stock Ownership Plans, in November 1993. As allowed by that statement, the Company has elected to continue its current accounting practices for the ESOP which are based on SOP No. 76-3 and subject to consensuses of the Emerging Issues Task Force of the Financial Accounting Standards Board. Dividends paid on Preferred Stock are deducted from EPS computations and Preferred Stock outstanding is converted at a ratio of one-for-one.

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  Quarterly financial information for 1998 and 1997 is as follows:

                                              1998
                         ---------------------------------------------------------
                            1st          2nd         3rd       4th         Total
                         Quarter(A)    Quarter     Quarter  Quarter(B)     (A)(B)
                         ----------    -------     -------- ----------    --------
Net sales...............  $90,852      $99,652     $101,492  $174,443     $466,440
Cost of sales (C).......   67,074       73,118       73,782   131,057      345,031
Earnings (loss) before
 extraordinary loss.....   (5,606)       2,427        2,929    (3,496)      (3,744)
Extraordinary loss on
 debt extinguishment....      --        (4,965)         --    (18,959)     (23,924)
Net earnings (loss).....   (5,606)(D)   (2,538)(E)    2,929   (22,455)(F)  (27,668)
Earnings (loss) per
 common share:
  Basic:
    Before extraordinary
     loss...............    (0.72)        0.17         0.20     (0.31)       (0.46)
    Extraordinary loss
     on debt
     extinguishment.....      --         (0.42)         --      (1.50)       (2.10)
    Net earnings
     (loss).............    (0.72)       (0.25)        0.20     (1.81)       (2.56)
  Diluted:
    Before extraordinary
     loss...............     (072)        0.16         0.19     (0.31)       (0.46)
    Extraordinary loss
     on debt
     extinguishment.....      --         (0.39)         --      (1.50)       (2.10)
    Net earnings
     (loss).............    (0.72)       (0.23)        0.19     (1.81)       (2.56)

--------
(A) Includes MSI's results of operations since December 31, 1997, the date of acquisition.
(B) Includes the RPS Division's results of operations since September 30, 1998, the date of acquisition.
(C) Includes product development expenses and excludes depreciation and amortization.
(D) Includes a $5,879 write-off of in-process research and development in connection with the MSI acquisition
(E) Includes a $4,965 extraordinary loss on debt extinguishment on the redemption of $35,000 of the 11.5% Notes, repurchased with proceeds from the Company's Common Stock Offering. Includes a currency gain of $770 associated with the repayment of various French franc denominated borrowings.

                (Amounts in thousands except dollars per share)

(F) Includes an extraordinary loss on debt extinguishment on the redemption of $55,000 of the 11.5% Notes and refinancing of the company's bank debt. In addition, the Company recorded merger and acquisition costs and other unusual items of $7,089 associated with various integration and rationalization plans for the RPS Division and Sofitam.

                                                     1997
                                   --------------------------------------------
                                     1st      2nd     3rd      4th
                                   Quarter  Quarter Quarter  Quarter    Total
                                   -------  ------- -------  --------  --------
Net sales........................  $92,024  $95,857 $91,781  $105,807  $385,469
Cost of products sold (A)........   70,391   70,379  68,667    74,495   283,932
Earnings before extraordinary
 item............................      125    1,210     152     2,493     3,980
Extraordinary loss on debt
 extinguishment..................      --       --      --     (1,886)   (1,886)
Net earnings.....................      125    1,210     152       607     2,094
Earnings (loss) per common share:
  Basic:
    Before extraordinary item....    (0.03)    0.10   (0.03)     0.26      0.31
    Extraordinary loss on debt
     extinguishment..............      --       --      --      (0.23)    (0.23)
    Net earnings (loss)..........    (0.03)    0.10   (0.03)     0.03      0.08
  Diluted:
    Before extraordinary item....    (0.03)    0.09   (0.03)     0.23      0.27
    Extraordinary loss on debt
     extinguishment..............      --       --      --      (0.20)    (0.21)
    Net earnings (loss)..........    (0.03)    0.09   (0.03)     0.03      0.06

--------
(A) Includes product development expenses and excludes depreciation and amortization.

15. INCOME TAXES

  Earnings (loss) before income taxes and extraordinary loss consists of the following:

                                                         1998     1997   1996
                                                        -------  ------ -------
   Domestic............................................ $ 2,117  $4,209 $  (542)
   Foreign.............................................  (4,815)    988    (687)
                                                        -------  ------ -------
                                                        $(2,698) $5,197 $(1,229)
                                                        =======  ====== =======

  Income tax provision (benefit) consists of the following:

                                                         1998     1997   1996
                                                        -------  ------ -------
   Current:
     Federal........................................... $  (340) $  240 $  (460)
     State.............................................     747     311     277
     Foreign...........................................     596     652     906
   Deferred:
     Foreign...........................................      43      14      57
                                                        -------  ------ -------
       Total tax provision............................. $ 1,046  $1,217 $   780
                                                        =======  ====== =======

                (Amounts in thousands except dollars per share)


  A reconciliation of the reported tax expense (benefit) and the amount computed by applying the statutory U.S. federal income tax rate of 35% to earnings (loss) before income taxes and extraordinary loss is as stated below.

                                                        1998    1997    1996
                                                       ------  ------  ------
   Computed "expected" tax expense (benefit).......... $ (944) $1,819  $ (430)
   Increase (decrease) in taxes resulting from:
     State income taxes net of federal tax benefit....    487     202     180
     Tax effect of dividends paid on stock held in
      Retirement Savings Plans........................   (519)   (529)   (540)
     Adjustments to prior year accruals and refunds...    --     (600)   (111)
     Foreign income (losses) not tax effected at
      statutory rate..................................  2,030     917   1,248
     Miscellaneous items, net.........................     (8)   (592)    433
                                                       ------  ------  ------
   Reported tax expense............................... $1,046  $1,217  $  780
                                                       ======  ======  ======

  The components of the deferred tax assets and liabilities as of November 30, 1998 and 1997 are as stated below.

                                                              1998      1997
                                                            --------  --------
   Gross deferred tax assets:
     Accounts receivable................................... $    958  $    346
     Compensation and benefit accruals.....................    7,453     7,336
     Accrued expenses......................................    5,065     1,234
     Net operating loss carryforwards......................   33,145    12,822
     Tax credit............................................      383       378
     Inventory.............................................    4,238       --
     Intangible assets.....................................    4,944       --
     Valuation allowance...................................  (48,211)  (19,095)
                                                            --------  --------
       Total deferred tax asset............................ $  7,975  $  3,021
                                                            ========  ========
                                                              1998      1997
                                                            --------  --------
   Gross deferred tax liabilities:
     Property, plant and equipment......................... $  1,494  $  1,529
     Pension assets........................................      797       700
     Inventory.............................................    1,819       476
     Accrued expenses......................................    3,865       --
     Miscellaneous other, foreign..........................      --        658
                                                            --------  --------
       Total deferred tax liability........................    7,975     3,363
                                                            --------  --------
   Net deferred tax liability.............................. $    --   $   (342)
                                                            ========  ========

For domestic federal income tax purposes, the net operating loss ("NOL") carryovers amount to $46,578 which will expire from 2006 to 2019.

                (Amounts in thousands except dollars per share)


  At November 30, 1998, the Company recorded a net deferred tax asset of approximately $40,240, which was offset in full by a valuation allowance due largely to uncertainties associated with the Company's ability to fully use these tax benefits. The Company is continuing to evaluate the likelihood that all or part of the deferred tax asset will be realized through the generation of future taxable earnings. If, in the future, the Company is able to generate sufficient levels of taxable income, the valuation allowance will be adjusted accordingly.

16. GEOGRAPHICAL SEGMENTS

  Domestic and foreign operations information for the years ended November 30, 1998, 1997, and 1996 is as follows:

                                                     1998      1997      1996
                                                   --------  --------  --------
   Net sales--unaffiliated customers:
     North America................................ $186,835  $139,928  $147,763
     Export.......................................   30,744    46,529    38,541
     Europe.......................................  226,587   176,402    80,370
     Africa.......................................   22,274    22,610    13,059
                                                   --------  --------  --------
                                                   $466,440  $385,469  $279,733
                                                   ========  ========  ========
   Inter-area sales eliminations:
     North America................................ $  7,162  $  8,432  $  9,471
                                                   ========  ========  ========
     Europe....................................... $  3,470  $  3,660  $  1,100
                                                   ========  ========  ========
     Africa....................................... $      3  $    286  $    510
                                                   ========  ========  ========
   Operating profit:
     North America................................ $  2,198  $  5,557  $    494
     Europe.......................................   11,666    10,259     2,649
     Africa.......................................    1,052     1,444       633
     Adjustments and eliminations.................     (147)    3,385     2,580
                                                   --------  --------  --------
                                                   $ 14,769  $ 20,645  $  6,356
                                                   ========  ========  ========
   Identifiable assets:
     North America................................ $595,291  $207,209  $216,989
     Europe.......................................  509,684   169,110   186,372
     Africa.......................................   15,798    14,448    14,955
     Adjustments and eliminations................. (345,311) (100,148) (108,455)
                                                   --------  --------  --------
                                                   $775,642  $290,619  $309,861
                                                   ========  ========  ========

  The Company's foreign operations are located in: Canada; South Africa; Scotland; Germany; France; Italy; Ivory Coast; Morocco; Switzerland; Spain; Tunisia; Senegal; Cameroon; the Netherlands; Belgium; Poland; Austria; Denmark; Norway; Great Britain; Czech Republic; Slovakia; Hungary and Ireland. Transfers between geographical areas are at cost plus an incremental amount intended to provide a reasonable profit margin to the selling enterprise.

                (Amounts in thousands except dollars per share)


17. ALLOWANCE FOR DOUBTFUL ACCOUNTS

  Changes in the allowance for doubtful accounts are as follows:

                                                        1998    1997    1996
                                                       ------  ------  ------
   Balance, beginning of year......................... $1,392  $  904  $1,150
   Sofitam acquisition adjustments....................    --      350     --
   Charged to operations..............................  1,210     192     667
   Uncollectible accounts written off, less
    recoveries........................................   (507)    (34)   (900)
   Foreign currency translation adjustments...........     20     (20)    (13)
                                                       ------  ------  ------
     Balance, end of year............................. $2,115  $1,392  $  904
                                                       ======  ======  ======

18. RETIREMENT PLAN COST

  The Company has several retirement plans covering most employees, including certain employees in foreign countries. Charges to operations for the cost of the Company's retirement plans, including the RSP, were $2,470, $2,625 and $3,052 in 1998, 1997 and 1996, respectively.

  Defined Benefit Plans (U.S.)--The Company maintains two noncontributory defined benefit pension plans which cover certain union employees. The Company makes contributions to the plans equal to the minimum contribution required by the Internal Revenue Code. The benefits are based upon a fixed benefit rate and the employee's years of service. Future benefits under these plans were frozen as of December 31, 1990, at which time the plans' participants became eligible to participate in the RSP.

  The following table sets forth the aggregate defined benefit plans' funded status and the amounts reflected in the accompanying Consolidated Balance Sheet as of November 30, 1998 and 1997:

                                             Assets Exceed     Accumulated
                                              Accumulated        Benefits
                                               Benefits       Exceed Assets
                                             --------------  -----------------
                                              1998    1997     1998     1997
                                             ------  ------  --------  -------
Actuarial present value of accumulated plan
 benefits:
  Vested.................................... $1,562  $1,470  $  9,837  $ 9,624
  Non-vested................................     84      80       672      662
                                             ------  ------  --------  -------
  Accumulated benefit obligations........... $1,646  $1,550  $ 10,509  $10,286
                                             ======  ======  ========  =======
Projected benefit obligations............... $1,646  $1,550  $ 10,509  $10,286
Plan assets at fair value, principally
 common stocks, bonds, and guaranteed
 investment contracts, including $1,160 and
 $555 for 1998 and 1997, respectively, of
 the Company's common stock.................  2,179   2,149     8,924    9,477
                                             ------  ------  --------  -------
Plan assets in excess of (less than)
 projected benefit obligations..............    533     599    (1,585)    (809)
Unrecognized net loss.......................    366     238     3,202    2,262
Unrecognized net assets at December 1, 1991
 and 1990 being recognized over 15 years....   (173)   (202)      (67)     (89)
Adjustment required to recognize minimum
 liability..................................    --      --     (3,135)  (2,173)
                                             ------  ------  --------  -------
Prepaid pension cost (pension liability)
 recognized in the Consolidated Balance
 Sheet...................................... $  726  $  635  $ (1,585) $  (809)
                                             ======  ======  ========  =======

                (Amounts in thousands except dollars per share)


  The net periodic pension expense amounts were based on the following actuarial assumptions:

                                                           Assets    Accumulated
                                                           Exceed     Benefits
                                                         Accumulated   Exceed
                                                          Benefits     Assets
                                                         ----------- -----------
                                                         1998  1997  1998  1997
                                                         ----- ----- ----- -----
   Discount rate on plan liabilities.................... 6.75% 7.25% 6.75% 7.25%
   Rate of return on plan assets........................ 8.00% 8.00% 8.00% 8.00%

  The Company has recorded an additional minimum pension liability for the underfunded plan of $3,135 and $2,173 at November 30, 1998 and 1997, respectively, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities.

  The net periodic pension cost of U.S. defined benefit plans for 1998, 1997, and 1996 includes the following components:

                                                       1998    1997     1996
                                                       -----  -------  -------
   Interest cost on projected benefit obligations..... $ 818  $   844  $   842
   Return on plan assets..............................  (335)  (1,739)  (1,204)
   Net amortization and deferral......................  (526)   1,056      619
                                                       -----  -------  -------
   Net periodic pension expense....................... $  43  $   161  $   257
                                                       =====  =======  =======

  Defined Benefit Plans (Foreign)--Certain Sofitam subsidiaries in France offer unfunded defined benefit plans that cover all employees and provide lump-sum benefit payments upon retirement unless employment is terminated prior to retirement age. The following table sets forth the actuarial valuation information for 1998 and 1997:

                                                              1998     1997
                                                             -------  -------
   Actuarial present value of accumulated plan benefits
     Vested.................................................     --       --
     Non-vested............................................. $ 2,549  $ 2,178
                                                             -------  -------
     Accumulated benefit obligations........................   2,549    2,178
     Effect of future salary increases......................     937    1,086
                                                             =======  =======
     Projected benefit obligation........................... $ 3,486  $ 3,264
   Plan assets at fair value................................     --       --
                                                             -------  -------
     Funded status..........................................  (3,486)  (3,264)
     Amortization of unrecognized net transition
      obligation............................................     590      692
     Unrecognized net (gain) loss...........................     359      324
                                                             -------  -------
     Prepaid pension cost (pension liability)............... $(2,537) $(2,248)
                                                             =======  =======
   The net periodic pension expense amounts were based on
    the following actuarial assumptions:
   *Discount rate...........................................    4.77%    6.00%
   *Salary growth percentage................................    2.50%    3.50%

                (Amounts in thousands except dollars per share)

   The net periodic pension cost of the foreign defined
    benefit plans includes the following components:
                                                            1998 1997  1996
                                                            ---- ---- -------
     Service cost.......................................... $208 $222 $   207
     Interest cost on projected benefit obligation.........  166  201     219
     Amortization..........................................  105  114     120
                                                            ---- ---- -------
       Net periodic pension cost........................... $493 $537 $   546
                                                            ==== ==== =======

--------
* In France

  The information presented above was calculated based on actuarial valuations of the plans as of August 31, 1998, 1997 and 1996, which approximates those as of November 30, 1998, 1997 and 1996, respectively. The Company's other foreign retirement plans represent an insignificant portion of the Company's total retirement plans.

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

  The number of shares of preferred stock in the RSP at November 30, 1998 and 1997 was 764,664 and 793,160 respectively, at a cost of $25 per share. The number of common shares in the RSP at November 30, 1998 and 1997 was 116,708 and 137,645, respectively, at an average cost of $17.17 and $18.22 per share, respectively. The dividend yield on the preferred stock is 7.75%, and the conversion rate is one share of preferred stock to one share of common stock. Each year, approximately 8% of the preferred stock held by the plan is allocated to participants' accounts. The Company has guaranteed the RSP loans as described in Note 7. A like amount entitled "Guaranteed Employees' Stock Ownership Plan (RSP) obligation" is recorded as a reduction of shareholders' equity. As the Company makes contributions to the RSP, these contributions, plus the dividends paid on the Company's preferred and common stock held by the RSP, are used to repay the loans. As the principal amounts of the loans are repaid, the RSP obligation in the equity and liability sections of the balance sheet is reduced accordingly. Company contributions in excess of dividends are allocated to interest and compensation expense on a basis proportional to the required debt service on RSP loans. Amounts allocated to interest expense were $565, $631, and $715 for 1998, 1997 and 1996 respectively.

                                                            1998   1997   1996
                                                           ------ ------ ------
   Interest expense incurred by the Plan Trust(s) on ESOP
    debt.................................................  $  511 $  710 $1,075
   Company contributions to the RSP......................   2,513  2,464  2,541
   Dividends on preferred stock used for debt service by
    the RSP..............................................   1,484  1,512  1,543

                (Amounts in thousands except dollars per share)


19. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  The Company provides defined benefit postretirement health and life insurance benefits to most of its U.S. employees. Covered employees become eligible for these benefits at retirement, after meeting minimum age and service requirements. The Company continues to fund benefits on a pay-as-you-go basis, with some retirees paying a portion of the costs.

  The accumulated postretirement benefit obligations as of November 30, 1998 and 1997, respectively, consisted of unfunded obligations as follows:

                                                                1998     1997
                                                               -------  -------
   Retirees and dependents.................................... $ 7,037  $ 6,890
   Fully eligible active plan participants....................     733      708
   Other active plan participants.............................   6,342    4,588
                                                               -------  -------
     Total accumulated postretirement benefit obligations.....  14,112   12,186
   Unrecognized net gain......................................   1,477    3,092
                                                               -------  -------
   Accrued postretirement benefit cost........................  15,589   15,278
   Less current portion.......................................  (1,171)    (900)
                                                               -------  -------
                                                               $14,418  $14,378
                                                               =======  =======

  Net postretirement benefit costs for 1998, 1997 and 1996 include the following components:

                                                           1998   1997   1996
                                                          ------ ------ ------
   Service costs......................................... $  380 $  323 $  603
   Interest costs on accumulated postretirement benefit
    obligation...........................................    901    860  1,108
                                                          ------ ------ ------
   Net postretirement benefit costs...................... $1,281 $1,183 $1,711
                                                          ====== ====== ======

  The assumptions used to develop the net postretirement benefit expense and the present value of benefit obligations are as follows:

                                                                     1998  1997
                                                                     ----- -----
   Discount rate.................................................... 6.75% 7.25%
   Health care cost trend rate for the next year.................... 6.00% 6.50%

  The health care cost trend rate used to value the accumulated postretirement benefit obligation is assumed to decrease gradually to an ultimate rate of 4.5% in 2002. A 1% increase in this annual trend rate would increase the accumulated postretirement benefit obligation as of November 30, 1998 by approximately $1,600 and the combined service and interest components of the annual net post-retirement health care cost by approximately $170.

20. CONTINGENT LIABILITIES

  The Company is defending various claims and legal actions which are common to its operations. These legal actions primarily involve claims for damages arising out of the Company's manufacturing operations, including environmental actions, patent infringement, product liability, and various contract and employment matters.

  Environmental Matters--The Company's operations and properties are subject to a variety of complex and stringent federal, state, and local laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees. As such, the nature

                (Amounts in thousands except dollars per share)

of the Company's operations exposes it to the risk of claims with respect to such matters. There can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Based upon its experience to date, the Company believes that the future costs of compliance with existing environmental laws and regulations, and liabilities for known environmental claims pursuant to such laws and regulations, will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. However, future events, such as new information, changes in existing laws and regulations or their interpretation, or more vigorous enforcement policies of regulatory agencies may give rise to additional expenditures or liabilities that could be material.

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

  The Company also generates or has in the past generated waste, including hazardous waste, that is subject to the federal Reserve Conservation and Recovery Act and comparable state statutes. The U.S. Environmental Protection Agency ("EPA") and various state agencies have promulgated regulations that limit the disposal options for certain hazardous and non-hazardous waste. Such regulations may also require corrective action with respect to contamination of facilities caused by the past handling of industrial waste.

  The Company has been named as a potentially responsible party ("PRP") under CERCLA or similar state Superfund laws at three sites: the Fort Wayne Reduction Site in Fort Wayne, Indiana; the Moyer Landfill Site in Collegeville, Pennsylvania; and the I. Jones Recycling Site in Fort Wayne, Indiana. The Company believes that the clean-ups at these three sites are largely complete and that it has paid, or has currently accrued sufficient funds to pay, any liabilities it may have associated with the clean-up of these sites. The Company also owns or leases, and has in the past owned or leased, numerous properties that for many years have been used in industrial and manufacturing operations. Although the Company has in the past utilized operating and disposal practices that were standard for the industry at the time, hazardous substances may have been disposed of or released on or under the properties owned or leased by the Company, or on or under other locations where such wastes have been taken for disposal. The Company currently owns a facility near Atlanta, Georgia that was previously used to refurbish gasoline dispensers. As part of this operation, chlorinated solvents were inadvertently released to the soil and groundwater through the facility septic system. Migration of these releases has caused solvent concentrations above background levels in the groundwater under an adjacent residential property. The Company has completed the cleanup of this release under the oversight of the Georgia Environmental Protection Division of the Georgia Department of Natural Resources, and is currently monitoring the property to ensure that additional cleanup work is not necessary.

  The Company is also involved in one lawsuit with respect to environmental liabilities under an indemnity provision of a sale agreement concerning the sale of the die casting facility of a former subsidiary to a third party. The Company has reached a settlement in this matter. Pursuant to the settlement agreement, the Company will repurchase the real property and then lease the property to the third party. The Company has agreed to place the facility into the state remediation program. The Company presently does not anticipate any material costs as a result of submitting the facility to the state site remediation program.

                (Amounts in thousands except dollars per share)


  Total amounts included in accrued expenses related to environmental matters were $717 and $990 at November 30, 1998 and 1997, respectively. During 1995, the Company settled two actions with the EPA. In one matter, the Company settled for $627 as part of a global settlement with other PRPs, and the Company recorded the liability in full at November 30, 1994. The EPA approved this settlement in late 1997, and the Company paid one-half of the settlement amount in December 1997. The final payment was made in December 1998. The Company is pursuing recovery of these amounts from its insurance carriers and has received $150 to date. In the other matter, the Company settled as a participating generator as part of a global settlement. The Company received a favorable judgment with respect to the environmental oversight costs from the U.S. Court of Appeals for the 7th Circuit; the only outstanding liability is the potential natural resource damages. The Company's portion of these damages is estimated to be immaterial.

  Product Liability and Other Matters--The Company is subject to various other legal actions arising out of the conduct of its business, including actions relating to product liability, and claims for damages alleging violations of federal, state, or local statutes or ordinances dealing with civil rights, equal pay, and sex discrimination. Total amounts included in accrued expenses related to these actions were $1,718 and $1,330 at November 30, 1998 and 1997, respectively. The Company is also seeking to recover in excess of $1.0 million from its former outside legal firm for malpractice in handling a litigation matter for the Company. In addition the Company successfully appealed a jury verdict of $350 with respect to an equal pay act and sexual discrimination claim to the 7th U.S. Court of Appeals.

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

21. SUBSEQUENT EVENTS

  On January 26, 1999, the Company issued $123,000 aggregate principal amount of 11.375% Senior Subordinated Notes due 2008 (the "Dollar Notes") and ^75,000 ($87,000 equivalent) aggregate principal amount of 11.375% Senior Subordinated Notes due 2008 (the "Euro Notes") in a private placement pursuant to Rule 144A (the "Offering"). The Notes will mature on August 1, 2008, and interest is payable semi-annually on February 1 and August 1 of each year, commencing August 1, 1999. The Company used the net proceeds from the Offering to redeem in whole, the $170,000 Senior Subordinated Seller Notes and the $22,500 Senior Notes. In addition, the Company used approximately $9,100 of the net proceeds to reduce borrowings under the revolving credit facility under the New Credit Agreement and to permanently reduce the bank working capital commitment from $120,000 to $110,000.

  During the first quarter of 1999, the Company incurred an extraordinary loss on debt extinguishment of approximately $6,500 in connection with the refinancing of the Senior Notes and the Senior Subordinated Seller Notes with proceeds received from the Offering. This amount consists of $500 of premiums on the Senior Notes and approximately $6,000 of unamortized deferred issuance costs.

  Each of the Dollar Notes and the Euro Notes will be redeemable, at the Company's option, in whole at any time, or in part from time to time, on and after February 1, 2004, upon not less than 30 nor more than 60 days' notice, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on February 1 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

                (Amounts in thousands except dollars per share)


      Year                                                            Percentage
      ----                                                            ----------
      2004...........................................................  105.688%
      2005...........................................................  103.792%
      2006...........................................................  101.896%
      2007 and thereafter............................................  100.000%

  Optional Redemption upon Public Equity Offerings. At any time, or from time to time, on or prior to February 1, 2002, the Company may, at its option, use the net cash proceeds of one or more public equity offerings to redeem up to 35% of the original principal amount of the Dollar Notes issued in the Offering and up to 35% of the original principal amount of the Euro Notes issued in the Offering, each at a redemption price equal to 111.375% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to the date of redemption; provided that at least 55% of the original principal amount of the Dollar Notes issued in the Offering or the Euro Notes issued in the Offering, as the case may be, remains outstanding immediately after any such redemption and the Company shall make such redemption not more than 120 days after the consummation of any such public equity offering.

  The Notes are unsecured and subordinated to all of the Company's existing and future senior debt, including its obligations under the New Credit Agreement. All of the Company's current and future U.S. subsidiaries will guarantee the Notes with guarantees that will be unsecured and subordinated to senior debt of subsidiaries. The indentures under which the Notes were issued contain covenants limiting the Company's ability to incur additional debt; pay dividends on capital stock, repurchase capital stock or make certain other restricted payments; make certain investments; create liens on our assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and transfer and sell assets.

  The Company and the subsidiary guarantors have entered into a Registration Rights Agreement pertaining to the Dollar Notes and another Registration Rights Agreement pertaining to the Euro Notes (together, the "Registration Rights Agreements"). Per the registration rights agreement the Company will, at its own cost, (i) within 90 days after the Issue Date, file a registration statement on the appropriate registration form (the "Exchange Offer Registration Statement") with the Securities and Exchange Commission (the "Commission") with respect to the Exchange Offer to exchange the Euro and Dollar for the Exchange Notes which will have terms substantially identical in all material respects to the Dollar Notes or the Euro Notes, as the case may be, (except that the Exchange Notes will not contain terms with respect to transfer restrictions or liquidated damages), (ii) use its best efforts to cause the Exchange Offer Registration Statement to be declared effective under the Securities Act within 150 days after the Issue Date and (iii) use its best efforts to consummate the Exchange Offer within 195 days after the Issue Date. Upon the Exchange Offer Registration Statement being declared effective, the Company will offer the Exchange Notes in exchange for surrender of the Euro and Dollar Notes.

  Although the Company intends to file the registration statement described above, there can be no assurance that such registration statement will be filed, or, if filed, that it will become effective. If the Company fails to comply with the above provisions or if such registration statement fails to become effective, then, as liquidated damages, additional interest (the "Additional Interest") shall become payable with respect to the applicable Euro and Dollar Notes at an increasing rate of 0.5% for every ninety days that the Company fails to register such notes.

22. SHAREHOLDER RIGHTS PLAN

  On January 22, 1997, the Board of Directors of the Company approved the extension of the benefits afforded by the Company's then-existing rights plan by adopting a new shareholder rights plan. Pursuant to the new

Rights Agreement, dated as of January 22, 1997, and as amended by Amendment No. 1, dated as of September 30, 1998, by and between the Company and Harris Trust and Savings Bank, as Rights Agent, one Right was issued for each outstanding share of Common Stock upon the expiration of the Company's then-existing rights (February 9, 1997). Each of the new Rights entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Preferred Stock at a price of $44.00 per one-thousandth of a share. The Rights will not become exercisable, however, unless and until, among other things, certain persons acquire 15% or more of the outstanding Common Stock of the Company or the Board of Directors of the Company determines that a person is an Adverse Person.

  A person who beneficially owns 10% or more of the outstanding shares of Common Stock of the Company will be declared an Adverse Person if the Board of Directors determines (a) that such beneficial ownership is intended to cause the Company to repurchase the Common Stock beneficially owned by such person or to pressure the Company to take action or enter into transactions intended to provide such person with short-term financial gain that are not in the best long-term interests of the Company and its shareholders or (b) such beneficial ownership is causing or reasonably likely to cause a material adverse impact on the Company to the detriment of the Company's shareholders, employees, suppliers, customers or community. If certain persons acquire 15% or more of the outstanding Common Stock or is declared an Adverse Person (subject to certain conditions and exceptions more fully described in the Rights Agreement), each Right will entitle the holder (other than the person who acquired 15% or more of the outstanding Common Stock or is declared an Adverse Person) to purchase Common Stock of the Company having a market value equal to twice the exercise price of a Right. The new Rights are redeemable under certain circumstances at $0.01 per Right and will expire, unless earlier redeemed, on February 9, 2007.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors, Tokheim Corporation

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Tokheim Corporation and its subsidiaries at November 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

February 19, 1999
Fort Wayne, Indiana

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

 Executive Officers

  The information concerning executive officers required under this item is incorporated herein by reference from the material under the caption "Executive Officers" in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1. Financial Statements

  Included as outlined in Item 8 of Part II of this Report:

Consolidated Statement of Earnings for each of the three years in the period ended November 30, 1998....................................... Page 18
Consolidated Statement of Cash Flows for each of the three years in the period ended November 30, 1998................................... Page 19
Consolidated Balance Sheet as of November 30, 1998, and 1997.......... Page 20
Consolidated Statement of Shareholders' Equity........................ Page 22
Notes to Consolidated Financial Statements............................ Page 23
Report of Independent Accountants..................................... Page 50

(a) 2. Supplemental Data and Financial Statement Schedules:

  Included as outlined in Item 8 of Part II of this Report:

Quarterly Financial Information (unaudited) in Note 14 to the
 Consolidated Financial Statements.................................... Page 39

3(a). Exhibits

 1.1 Purchase Agreement, dated as of January 26, 1999, among the Registrant,
     Envirotronic Systems, Inc., Gasboy International, Inc., Management
     Solutions, Inc., Sunbelt Hose & Petroleum Equipment, Inc., Tokheim
     Automation Corporation, Tokheim Equipment Corporation, Tokheim Investment
     Corp., Tokheim RPS, LLC and Tokheim Services LLC, as subsidiary guarantors, and BT Alex. Brown, Credit Lyonnais Securities, First Chicago
     Capital Markets, Inc., Gleacher NatWest International, ABN AMRO
     Incorporated, Paine Webber Incorporated and Schroder & Co. Inc., as initial purchasers.

 2.1 Stock Purchase Agreement, dated as of December 29, 1997 between the
     Registrant and Arthur S. ("Rusty") Elston, Ronald H. Elston, Eric E.
     Burwell and Curt E. Burwell (incorporated herein by reference to the Registrant's Current Report on Form 8-K, dated December 31, 1997).

 2.2 Master Agreement for Purchase and Sale of Shares, Assets, and Liabilities, dated as of June 19, 1998, between the Registrant and Schlumberger
     (incorporated herein by reference to the Registrant's Current Report on Form 8-K/A dated October 1, 1998).

 2.3 Amendment No. 1 to the Master Agreement for Purchase and Sale of Shares,
     Assets and Liabilities, dated as of September 30, 1998 between the Registrant and Schlumberger (incorporated herein by reference to the Registrant's Current Report on Form 8-K/A dated October 1, 1998).

 3.1 Restated Articles of Incorporation of the Registrant, as amended, as filed with the Indiana Secretary of State on February 5, 1997 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K/A for the year ended November 30, 1996).

 3.2 Bylaws of the Registrant, as restated on July 12, 1995 and amended March
     2, 1998 (incorporated herein by reference to the Registrant's Quarterly
     Report on Form 10-Q for the period ended May 31, 1998).

 4.1 Rights Agreement, dated as of January 22, 1997, between the Registrant and
     Harris Trust and Savings Bank, as Rights Agent (incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed February
     23, 1997).

 4.2 Amendment No. 1 to Rights Agreement, dated as of September 30, 1998, between the Registrant and Harris Trust and Savings Bank (incorporated herein by reference to the Registrant's Current Report on Form 8-K/A dated
     October 1, 1998).


  4.3 Indenture, dated as of August 23, 1996, between the Registrant and Harris Trust and Savings Bank, as Trustee (incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed
       September 23, 1996).

  4.4 Credit Agreement, dated as of September 3, 1996, among the Registrant, certain subsidiaries of the Registrant, certain banks and NBD Bank, N.A.
       (incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed September 6, 1996).

  4.5  Amendment No. 1 to Credit Agreement, dated as of May 15, 1997
       (incorporated herein by reference to the Registrant's Annual Report on Form 10-K, for the year ended November 30, 1997, filed February 13,
       1997).

  4.6  Amendment No. 2 to Credit Agreement, dated as of June 30, 1997
       (incorporated herein by reference to the Registrant's Annual Report on Form 10-K, for the year ended November 30, 1997, filed February 13,
       1997).

  4.7  Amendment No. 3 to Credit Agreement, dated as of September 25, 1997
       (incorporated herein by reference to the Registrant's Annual Report on Form 10-K, for the year ended November 30, 1997, filed February 13,
       1997).

  4.8  Amendment No. 4 to Credit Agreement, dated as of December 29, 1997
       (incorporated herein by reference to the Registrant's Annual Report on Form 10-K, for the year ended November 30, 1997, filed February 13,
       1997).

  4.9  Amendment No. 5 to Credit Agreement, dated as of March 20, 1998
       (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended February 28, 1998).

  4.10 Securities Purchase Agreement, dated September 30, 1998, between the
       Registrant and Schlumberger (incorporated herein by reference to the Registrant's Current Report on Form 8-K/A dated October 1, 1998).

  4.11 12% Senior Subordinated Note due January 28, 1999 in the amount of
       $170,000,000 (incorporated herein by reference to the Registrant's
       Current Report on Form 8-K/A dated October 1, 1998).

  4.12 Senior Subordinated Note Indenture, dated as of September 30, 1998, among the Registrant, Management Solutions, Inc., Tokheim Equipment
       Corporation, Tokheim RPS, LLC, Sunbelt Hose & Petroleum Equipment, Inc.,
       Envirotronic Systems, Inc., Gasboy International, Inc., Tokheim
       Automation Corporation, Tokheim Investment Corp., as guarantors, and
       Harris Trust and Savings Bank, as trustee (incorporated herein by reference to the Registrant's Current Report on Form 8-K/A dated October
       1, 1998).

  4.13 12% Junior Subordinated Note due 2008 in the amount of $40,000,000
       (incorporated herein by reference to the Registrant's Current Report on Form 8-K/A dated October 1, 1998).

  4.14 Junior Subordinated Note Indenture, dated as of September 30, 1998, among the Registrant, Management Solutions, Inc., Tokheim Equipment
       Corporation, Tokheim RPS, LLC, Sunbelt Hose & Petroleum Equipment, Inc.,
       Envirotronic Systems, Inc., Gasboy International, Inc., Tokheim
       Automation Corporation, Tokheim Investment Corp., as guarantors, and
       Harris Trust and Savings Bank, as trustee (incorporated herein by reference to the Registrant's Current Report on Form 8-K/A dated October
       1, 1998).

  4.15 Amendment No. 1 to Junior Subordinated Note Indenture, dated as of
       January 25, 1999.

  4.16 Warrant to Purchase up to 19.9% of the Shares of Common Stock of the Registrant (incorporated herein by reference to the Registrant's Current
       Report on Form 8-K/A dated October 1, 1998).

  4.17 Form of Roll-Over Note (incorporated herein by reference to the Registrant's Current Report on Form
       8-K/A dated October 1, 1998).

  4.18 Registration Rights Agreement, dated September 30, 1998, by the
       Registrant and Schlumberger (incorporated herein by reference to the Registrant's Current Report on Form 8-K/A dated October 1, 1998).


  4.19 Note Purchase Agreement, dated as of September 30, 1998, among the
       Registrant, the Subsidiaries and the Purchasers (incorporated herein by reference to the Registrant's Current Report on Form 8-K/A dated October
       1, 1998).

  4.20 Amended and Restated Credit Agreement, dated as of September 30, 1998, among the Registrant, the Borrowing Subsidiaries, the Lenders and NBD
       Bank, N.A. as administrative agent and Credit Lyonnais as documentation and collateral agent and Gleacher NatWest Inc. and Bankers Trust Company as co-syndication agents (incorporated herein by reference to the Registrant's Current Report on Form 8-K/A dated October 1, 1998).

  4.21 Second Amended and Restated Credit Agreement, dated as of December 14,
       1998, among the Registrant, the Borrowing Subsidiaries, the Lenders and NBD Bank, N.A. as administrative agent and Credit Lyonnais as documentation and collateral agent and Gleacher NatWest Inc. and Bankers
       Trust Company as co-syndication agents.

  4.22 Dollar Notes Indenture, dated as of January 29, 1999, among the
       Registrant, Envirotronic Systems, Inc., Gasboy International, Inc.,
       Management Solutions, Inc., Sunbelt Hose & Petroleum Equipment, Inc.,
       Tokheim Automation Corporation, Tokheim Equipment Corporation, Tokheim
       Investment Corp, Tokheim RPS, LLC and Tokheim Services LLC, as subsidiary guarantors, and U.S. Bank Trust National Association, as trustee.

  4.23 Dollar Registration Rights Agreement, dated as of January 26, 1999, among the Registrant, Envirotronic Systems Inc., Gasboy International,
       Inc., Management Solutions, Inc., Sunbelt Hose & Petroleum Equipment,
       Inc., Tokheim Automation Corporation, Tokheim Equipment Corporation,
       Tokheim Investment Corp, Tokheim RPS, LLC and Tokheim Services LLC, as subsidiary guarantors, and BT Alex. Brown, Credit Lyonnais Securities,
       First Chicago Capital Markets, Inc., Gleacher NatWest International, ABN
       AMRO Incorporated, PaineWebber Incorporated and Schroder & Co. Inc., as initial purchasers.

  4.24 Euro Notes Indenture, dated as of January 29, 1999, among the
       Registrant, Envirotronic Systems, Inc., Gasboy International, Inc.,
       Management Solutions, Inc., Sunbelt Hose & Petroleum Equipment, Inc.,
       Tokheim Automation Corporation, Tokheim Equipment Corporation, Tokheim
       Investment Corp, Tokheim RPS, LLC and Tokheim Services LLC, as subsidiary guarantors, and U.S. Bank Trust National Association, as trustee.

  4.25 Euro Registration Rights Agreement, dated as of January 26, 1999, among the Registrant, Envirotronic Systems, Inc., Gasboy International, Inc.,
       Management Solutions, Inc., Sunbelt Hose & Petroleum Equipment, Inc.,
       Tokheim Automation Corporation, Tokheim Equipment Corporation, Tokheim
       Investment Corp, Tokheim RPS, LLC and Tokheim Services LLC, as subsidiary guarantors, and BT Alex. Brown, Credit Lyonnais Securities,
       First Chicago Capital Markets, Inc., Gleacher NatWest International, ABN
       AMRO Incorporated, PaineWebber Incorporated and Schroder & Co., Inc., as initial purchasers.
 10.1  Tokheim Corporation 1992 Stock Incentive Plan, established December 15,
       1992 (incorporated herein by reference to the Registrant's Registration
       Statement on Form S-8, File No. 33-52167, dated February 4, 1994).

 10.2  Retirement Savings Plan for Employees of Tokheim Corporation and
       Subsidiaries (incorporated herein by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-8, File No. 33-29710, dated August 1, 1989).

 10.3  Tokheim Corporation 1996 Key Management Incentive Bonus Plan
       (incorporated herein by reference to the Registrant's Report on Form 10-
       Q/A, for the quarter ended February 29, 1996, filed November 20, 1996).

 10.4 Employment Agreement, dated December 10, 1997, between the Registrant and Douglas K. Pinner (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended November 30,
       1997).


 10.5 Employment Agreement, dated December 23, 1997, between the Registrant and John A. Negovetich (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended November 30,
       1997).

 10.6 Employment Agreement, dated December 23, 1997, between the Registrant and Jacques St-Denis (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended November 30,
       1997).

 10.7 Employment Agreement, dated December 23, 1997, between the Registrant and Norman L. Roelke (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended November 30,
       1997).

 10.8 Employment Agreement, dated December 23, 1997, between the Registrant and Scott A. Swogger. (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended November 30,
       1997).

 10.9 Technology License Agreement, effective as of December 1, 1997, between the Registrant and Gilbarco, Inc. (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended November
       30, 1997).

 10.10 Tokheim Corporation 1997 Incentive Plan (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended November 39, 1997).

 10.11 Employment Agreement, dated December 31, 1997, between Management
       Solutions, Inc. and Arthur S. Elston (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended
       November 30, 1997).

 11.1  Statement re computation of per share earnings.

 21.1  Subsidiaries of the registrant.

 23.1  Consents.

 27.1  Financial data schedule.

3(b) Reports on Form 8-K

  On August 3, 1998, the Company filed a Current Report on Form 8-K to report on the Company's proposed acquisition of the RPS Division, including financial statements of the RPS Division and unaudited pro forma financial statements. On October 1, 1998, the Company filed a Current Report on Form 8-K/A to report the Company's acquisition of the RPS Division, including financial statements of the RPS Division and unaudited pro forma financial statements. The required interim period financial statements and interim pro forma information were not available at that time. The Company filed Amendment No. 2 on Form 8-K/A dated December 14, 1998 to report on the required interim period financial statements and interim pro forma information.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Tokheim Corporation

                                                  /s/ Douglas K. Pinner
                                         By: __________________________________
                                           Douglas K. Pinner Chairman of the
                                            Board, President,Chief Executive
                                                        Officer
February 25, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 25th day of February, 1999.

             Signature                                    Title

       /s/ Douglas K. Pinner                       Chairman of the
------------------------------------                Board, President
         Douglas K. Pinner                          and Chief
                                                    Executive Officer

       /s/ John A. Negovetich                      Executive Vice
------------------------------------                President, Finance
         John A. Negovetich                         and Administration
                                                    and Chief
                                                    Financial Officer

    /s/ Gerald H. Frieling, Jr.                    Vice Chairman of
------------------------------------                the Board
      Gerald H. Frieling, Jr.

      /s/ Walter S. Ainsworth                      Director
------------------------------------
        Walter S. Ainsworth

      /s/ Robert M. Akin, III                      Director
------------------------------------
        Robert M. Akin, III

         /s/ James K. Baker                        Director
------------------------------------
           James K. Baker

              Signature                                     Title

          /s/ B. D. Cooper                          Director
-------------------------------------
            B. D. Cooper

        /s/ Richard W. Hansen                       Director
-------------------------------------
          Richard W. Hansen

           /s/ Leo J. Hawk                          Director
-------------------------------------
             Leo J. Hawk

     /s/ Dr. Winfred M. Phillips                    Director
-------------------------------------
       Dr. Winfred M. Phillips

         /s/ Ian M. Rolland                         Director
-------------------------------------
           Ian M. Rolland

                                 EXHIBIT INDEX

  1.1  Purchase Agreement, dated as of January 26, 1999, among the Registrant,
       Envirotronic Systems, Inc., Gasboy International, Inc., Management
       Solutions, Inc., Sunbelt Hose & Petroleum Equipment, Inc., Tokheim
       Automation Corporation, Tokheim Equipment Corporation, Tokheim
       Investment Corp., Tokheim RPS, LLC and Tokheim Services LLC, as subsidiary guarantors, and BT Alex. Brown, Credit Lyonnais Securities,
       First Chicago Capital Markets, Inc., Gleacher NatWest International, ABN
       AMRO Incorporated, Paine Webber Incorporated and Schroder & Co. Inc., as initial purchasers.

  2.1  Stock Purchase Agreement, dated as of December 29, 1997 between the
       Registrant and Arthur S. ("Rusty") Elston, Ronald H. Elston, Eric E.
       Burwell and Curt E. Burwell (incorporated herein by reference to the Registrant's Current Report on Form 8-K, dated December 31, 1997).

  2.2  Master Agreement for Purchase and Sale of Shares, Assets, and
       Liabilities, dated as of June 19, 1998, between the Registrant and Schlumberger (incorporated herein by reference to the Registrant's
       Current Report on Form 8-K/A dated October 1, 1998).

  2.3  Amendment No. 1 to the Master Agreement for Purchase and Sale of Shares,
       Assets and Liabilities, dated as of September 30, 1998 between the Registrant and Schlumberger (incorporated herein by reference to the Registrant's Current Report on Form 8-K/A dated October 1, 1998).

  3.1 Restated Articles of Incorporation of the Registrant, as amended, as filed with the Indiana Secretary of State on February 5, 1997
       (incorporated herein by reference to the Registrant's Annual Report on Form 10-K/A for the year ended November 30, 1996).

  3.2  Bylaws of the Registrant, as restated on July 12, 1995 and amended March
       2, 1998 (incorporated herein by reference to the Registrant's Quarterly
       Report on Form 10-Q for the period ended May 31, 1998).

  4.1 Rights Agreement, dated as of January 22, 1997, between the Registrant and Harris Trust and Savings Bank, as Rights Agent (incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed
       February 23, 1997).

  4.2 Amendment No. 1 to Rights Agreement, dated as of September 30, 1998, between the Registrant and Harris Trust and Savings Bank (incorporated herein by reference to the Registrant's Current Report on Form 8-K/A dated October 1, 1998).

  4.3 Indenture, dated as of August 23, 1996, between the Registrant and Harris Trust and Savings Bank, as Trustee (incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed
       September 23, 1996).

  4.4 Credit Agreement, dated as of September 3, 1996, among the Registrant, certain subsidiaries of the Registrant, certain banks and NBD Bank, N.A.
       (incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed September 6, 1996).

  4.5  Amendment No. 1 to Credit Agreement, dated as of May 15, 1997
       (incorporated herein by reference to the Registrant's Annual Report on Form 10-K, for the year ended November 30, 1997, filed February 13,
       1997).

  4.6  Amendment No. 2 to Credit Agreement, dated as of June 30, 1997
       (incorporated herein by reference to the Registrant's Annual Report on Form 10-K, for the year ended November 30, 1997, filed February 13,
       1997).

  4.7  Amendment No. 3 to Credit Agreement, dated as of September 25, 1997
       (incorporated herein by reference to the Registrant's Annual Report on Form 10-K, for the year ended November 30, 1997, filed February 13,
       1997).

  4.8  Amendment No. 4 to Credit Agreement, dated as of December 29, 1997
       (incorporated herein by reference to the Registrant's Annual Report on Form 10-K, for the year ended November 30, 1997, filed February 13,
       1997).

  4.9  Amendment No. 5 to Credit Agreement, dated as of March 20, 1998
       (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended February 28, 1998).

  4.10 Securities Purchase Agreement, dated September 30, 1998, between the
       Registrant and Schlumberger (incorporated herein by reference to the Registrant's Current Report on Form 8-K/A dated October 1, 1998).


  4.11 12% Senior Subordinated Note due January 28, 1999 in the amount of
       $170,000,000 (incorporated herein by reference to the Registrant's
       Current Report on Form 8-K/A dated October 1, 1998).
  4.12 Senior Subordinated Note Indenture, dated as of September 30, 1998, among the Registrant, Management Solutions, Inc., Tokheim Equipment
       Corporation, Tokheim RPS, LLC, Sunbelt Hose & Petroleum Equipment, Inc.,
       Envirotronic Systems, Inc., Gasboy International, Inc., Tokheim
       Automation Corporation, Tokheim Investment Corp., as guarantors, and
       Harris Trust and Savings Bank, as trustee (incorporated herein by reference to the Registrant's Current Report on Form 8-K/A dated October
       1, 1998).
  4.13 12% Junior Subordinated Note due 2008 in the amount of $40,000,000
       (incorporated herein by reference to the Registrant's Current Report on Form 8-K/A dated October 1, 1998).

  4.14 Junior Subordinated Note Indenture, dated as of September 30, 1998, among the Registrant, Management Solutions, Inc., Tokheim Equipment
       Corporation, Tokheim RPS, LLC, Sunbelt Hose & Petroleum Equipment, Inc.,
       Envirotronic Systems, Inc., Gasboy International, Inc., Tokheim
       Automation Corporation, Tokheim Investment Corp., as guarantors, and
       Harris Trust and Savings Bank, as trustee (incorporated herein by reference to the Registrant's Current Report on Form 8-K/A dated October
       1, 1998).

  4.15 Amendment No. 1 to Junior Subordinated Note Indenture, dated as of
       January 25, 1999.

  4.16 Warrant to Purchase up to 19.9% of the Shares of Common Stock of the Registrant (incorporated herein by reference to the Registrant's Current
       Report on Form 8-K/A dated October 1, 1998).

  4.17 Form of Roll-Over Note (incorporated herein by reference to the Registrant's Current Report on Form
       8-K/A dated October 1, 1998).

  4.18 Registration Rights Agreement, dated September 30, 1998, by the
       Registrant and Schlumberger (incorporated herein by reference to the Registrant's Current Report on Form 8-K/A dated October 1, 1998).

  4.19 Note Purchase Agreement, dated as of September 30, 1998, among the
       Registrant, the Subsidiaries and the Purchasers (incorporated herein by reference to the Registrant's Current Report on Form 8-K/A dated October
       1, 1998).

  4.20 Amended and Restated Credit Agreement, dated as of September 30, 1998, among the Registrant, the Borrowing Subsidiaries, the Lenders and NBD
       Bank, N.A. as administrative agent and Credit Lyonnais as documentation and collateral agent and Gleacher NatWest Inc. and Bankers Trust Company as co-syndication agents (incorporated herein by reference to the Registrant's Current Report on Form 8-K/A dated October 1, 1998).

  4.21 Second Amended and Restated Credit Agreement, dated as of December 14,
       1998, among the Registrant, the Borrowing Subsidiaries, the Lenders and NBD Bank, N.A. as administrative agent and Credit Lyonnais as documentation and collateral agent and Gleacher NatWest Inc. and Bankers
       Trust Company as co-syndication agents.

  4.22 Dollar Notes Indenture, dated as of January 29, 1999, among the
       Registrant, Envirotronic Systems, Inc., Gasboy International, Inc.,
       Management Solutions, Inc., Sunbelt Hose & Petroleum Equipment, Inc.,
       Tokheim Automation Corporation, Tokheim Equipment Corporation, Tokheim
       Investment Corp, Tokheim RPS, LLC and Tokheim Services LLC, as subsidiary guarantors, and U.S. Bank Trust National Association, as trustee.
  4.23 Dollar Registration Rights Agreement, dated as of January 26, 1999, among the Registrant, Envirotronic Systems Inc., Gasboy International,
       Inc., Management Solutions, Inc., Sunbelt Hose & Petroleum Equipment,
       Inc., Tokheim Automation Corporation, Tokheim Equipment Corporation,
       Tokheim Investment Corp, Tokheim RPS, LLC and Tokheim Services LLC, as subsidiary guarantors, and BT Alex. Brown, Credit Lyonnais Securities,
       First Chicago Capital Markets, Inc., Gleacher NatWest International, ABN
       AMRO Incorporated, Paine Webber Incorporated and Schroder & Co. Inc., as initial purchasers.


  4.24 Euro Notes Indenture, dated as of January 29, 1999, among the
       Registrant, Envirotronic Systems, Inc., Gasboy International, Inc.,
       Management Solutions, Inc., Sunbelt Hose & Petroleum Equipment, Inc.,
       Tokheim Automation Corporation, Tokheim Equipment Corporation, Tokheim
       Investment Corp, Tokheim RPS, LLC and Tokheim Services LLC, as subsidiary guarantors, and U.S. Bank Trust National Association, as trustee.
  4.25 Euro Registration Rights Agreement, dated as of January 26, 1999, among the Registrant, Envirotronic Systems, Inc., Gasboy International, Inc.,
       Management Solutions, Inc., Sunbelt Hose & Petroleum Equipment, Inc.,
       Tokheim Automation Corporation, Tokheim Equipment Corporation, Tokheim
       Investment Corp, Tokheim RPS, LLC and Tokheim Services LLC, as subsidiary guarantors, and BT Alex. Brown, Credit Lyonnais Securities,
       First Chicago Capital Markets, Inc., Gleacher NatWest International, ABN
       AMRO Incorporated, Paine Webber Incorporated and Schroder & Co., Inc., as initial purchasers.

 10.1  Tokheim Corporation 1992 Stock Incentive Plan, established December 15,
       1992 (incorporated herein by reference to the Registrant's Registration
       Statement on Form S-8, File No. 33-52167, dated February 4, 1994).

 10.2  Retirement Savings Plan for Employees of Tokheim Corporation and
       Subsidiaries (incorporated herein by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-8, File No. 33-29710, dated August 1, 1989).

 10.3  Tokheim Corporation 1996 Key Management Incentive Bonus Plan
       (incorporated herein by reference to the Registrant's Report on Form 10-
       Q/A, for the quarter ended February 29, 1996, filed November 20, 1996).

 10.4 Employment Agreement, dated December 10, 1997, between the Registrant and Douglas K. Pinner (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended November 30,
       1997).

 10.5 Employment Agreement, dated December 23, 1997, between the Registrant and John A. Negovetich (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended November 30,
       1997).

 10.6 Employment Agreement, dated December 23, 1997, between the Registrant and Jacques St-Denis (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended November 30,
       1997).

 10.7 Employment Agreement, dated December 23, 1997, between the Registrant and Norman L. Roelke (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended November 30,
       1997).

 10.8 Employment Agreement, dated December 23, 1997, between the Registrant and Scott A. Swogger. (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended November 30,
       1997).

 10.9 Technology License Agreement, effective as of December 1, 1997, between the Registrant and Gilbarco, Inc. (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended November
       30, 1997).

 10.10 Tokheim Corporation 1997 Incentive Plan (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1997).

 10.11 Employment Agreement, dated December 31, 1997, between Management
       Solutions, Inc. and Arthur S. Elston (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended
       November 30, 1997).

 11.1  Statement re computation of per share earnings.

 21.1  Subsidiaries of the registrant.

 23.1  Consents.

 27.1  Financial data schedule.