Form 10-Q
period 1999-02-28
TOKHEIM CORP
filed 1999-04-14
CIK 98559

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1999

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

     Yes (X)        No

As of February 28, 1999, 12,668,879 shares of voting common stock were outstanding.

The exhibit index is located on page 13.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


TOKHEIM CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------
Consolidated Condensed Statement of Earnings
(Amounts in thousands except amounts per share)

                                                                        (UNAUDITED)
                                                                    Three Months Ended
                                                                February 28,   February 28,
                                                                    1999          1998
                                                                ------------   ------------

NET SALES..................................................         $166,193      $90,852

Cost of sales, exclusive of items listed below.............          133,297       67,074
Selling, general, and administrative expenses..............           25,767       16,257
Depreciation and amortization..............................            6,892        2,500
Merger and acquisition costs and other unusual items.......            1,123        5,987
                                                               -------------   ----------
Operating Loss.............................................             (886)        (966)
                                                               -------------   ----------

Interest expense, net......................................           12,307        4,011
Foreign currency loss......................................            1,438           35
Minority Interest..........................................               94           73
Other (income), net........................................             (154)         221
                                                               -------------   ----------

Loss before income taxes...................................          (14,571)      (5,306)
Income taxes...............................................             (393)         300
                                                               -------------   ----------

Loss before extraordinary item.............................          (14,178)      (5,606)
Extraordinary loss on debt extinguishment..................           (6,249)
                                                               -------------   ----------

NET LOSS...................................................         $(20,427)     $(5,606)
                                                               =============   ==========

Preferred stock dividends..................................             (374)        (374)

   Loss applicable to common stock.........................         $(20,801)     $(5,980)

Loss per common share:
  Basic:
   Before extraordinary loss...............................         $  (1.15)     $ (0.72)
   Extraordinary loss on debt extinguishment...............            (0.49)          --
                                                               -------------   ----------
   Net Loss................................................         $  (1.64)     $ (0.72)
                                                               =============   ==========
   Weighted average shares outstanding.....................           12,662        8,250

  Diluted:
   Before extraordinary loss...............................         $  (1.15)     $ (0.72)
   Extraordinary loss on debt extinguishment...............            (0.49)          --
                                                               -------------   ----------
   Net loss................................................         $  (1.64)     $ (0.72)
                                                               =============   ==========
   Weighted average shares outstanding.....................           12,662        8,250


TOKHEIM CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

Consolidated Condensed Balance Sheet
(In thousands)

                                                                       (UNAUDITED)
                                                                February 28,   November 30,
                                                                     1999         1998
                                                                ------------   -----------
ASSETS
Current assets:
Cash and cash equivalents .................................      $    34,720    $  26,801
Accounts receivables, net .................................          146,946      172,693
Inventories:
   Raw materials and supplies .............................           67,062       70,545
   Work in process ........................................           22,557       27,418
   Finished goods .........................................           22,816       25,070
                                                                 -----------    ---------
                                                                     112,435      123,033

Other current assets ......................................           21,132       19,139
                                                                 -----------    ---------
Total current assets ......................................          315,233      341,666


Property, plant, and equipment, net .......................           75,874       77,905
Other tangible assets .....................................            3,746        4,873
Goodwill, net .............................................          300,489      324,113
Other non-current assets and deferred charges, net ........           29,564       28,085
                                                                 -----------    ---------
Total assets ..............................................      $   724,906    $ 776,642
                                                                 ===========    =========


LIABILITIES AND SHAREHOLDERS EQUITY
Current maturities of long-term debt ......................      $     1,911    $   2,110
Notes payable to banks ....................................              383          410
Cash overdrafts ...........................................           15,012       15,064
Accounts payable ..........................................           74,908       95,322
Accrued expenses ..........................................          134,151      136,164
                                                                  ----------    ---------
Total current liabilities .................................          226,365      249,070

Notes payable, bank credit agreement ......................          185,146      182,145
Senior notes ..............................................                        22,500
Senior subordinated notes .................................          205,690      170,000
Junior subordinated Payment In Kind note ..................           41,200       40,000
Other long-term debt, less current maturities .............            3,570        4,115
Guaranteed Employees' Stock Ownership Plan obligation .....            6,347        6,987
Post-retirement benefit liability .........................           14,799       14,418
Minimum pension liability .................................            3,135        3,135
Other long-term liabilities ...............................            7,141        7,511
                                                                  ----------    ---------
                                                                     693,393      699,881
                                                                  ----------    ---------

Redeemable convertible preferred stock ....................           24,000       24,000
Guaranteed Employees' Stock Ownership Plan obligation .....           (6,347)      (6,987)
Treasury stock, at cost ...................................           (4,712)      (4,883)
                                                                  ----------    ---------
                                                                      12,941       12,130
                                                                  ----------    ---------

Common stock ..............................................           90,354       90,354
Common stock warrants .....................................           20,000       20,000

Minimum pension liability ................................            (3,135)      (3,135)
Foreign currency translation adjustments .................           (47,855)     (22,598)
Accumulated deficit ......................................           (40,096)     (19,295)
                                                                  ----------    ---------
                                                                      19,104       65,326
Less treasury stock, at cost .............................              (695)        (695)
                                                                  ----------    ---------
                                                                      18,572       64,631
                                                                  ----------    ---------
Total liabilities and shareholders' equity ...............        $  724,906    $ 776,642
                                                                  ==========    =========

TOKHEIM CORPORATION AND SUBSIDIARIES
============================================================== =================

Consolidated Condensed Statement of Cash Flows
(In thousands)                                                            (UNAUDITED)
                                                                  February 28,     February 28,
                                                                      1999             1998
                                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..........................................................  $ (20,427)       $ (5,606)
Adjustments to reconcile net loss to cash used in operations;
   Write-off of in process research and development...............                      5,879
   Payment In Kind interest.......................................      1,200              --
   Extraordinary loss on debt extinguishment......................      6,249              --
   Depreciation and amortization..................................      6,892           2,500
   Gain on sale of equipment......................................        (18)             --
   Deferred income taxes..........................................       (135)           (183)
  Changes in assets and liabilities:
   Accounts receivables, net......................................     20,529          11,281
   Inventories....................................................      4,247          (4,192)
   Other current assets...........................................     (2,774)           (451)
   Accounts payable...............................................    (17,921)         (6,707)
   Accrued expenses...............................................      1,222          (8,340)
   Other..........................................................       (372)            478
                                                                    ---------        --------

Net cash used in operations.......................................     (1,308)         (5,341)
                                                                    ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired.................................                    (10,641)
Plant and equipment additions.....................................     (4,996)         (1,885)
                                                                    ---------        --------

Net cash used in investing........................................     (4,996)        (12,526)
                                                                    ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of senior notes........................................    (22,500)             --
Proceeds from  senior subordinated notes..........................    209,647              --
Redemption of senior subordinated notes...........................   (170,000)             --
Decrease in other debt............................................       (438)           (122)
Increase notes payable, banks.....................................      3,001          20,644
Increase (decrease) in cash overdraft.............................        463            (504)
Debt issuance costs...............................................     (6,084)             --
Proceeds from issuance of common stock............................         --             158
Premiums paid on debt redemption..................................       (555)             --
Treasury stock, net...............................................        170               4
Preferred stock dividends.........................................       (374)           (374)
                                                                    ---------        --------

Net cash provided from financing activities.......................     13,330          19,806
                                                                    ---------        --------

EFFECT OF TRANSLATION ADJUSTMENT ON CASH..........................        893            (250)

CASH AND CASH EQUIVALENTS:
Increase  in cash.................................................      7,919           1,689
Beginning of year.................................................     26,801           6,438
                                                                    ---------        --------
End of period.....................................................  $  34,720        $  8,127
                                                                    =========        ========

Notes to the Consolidated Financial Statements

The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of the interim periods presented. This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements included in Tokheim Corporation's (the "Company") Annual Report to Shareholders for the year ended November 30, 1998. The results of operations for the three months ended February 28, 1999 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Amounts for interim periods are unaudited. Amounts for the year ended November 30, 1998 were derived from audited financial statements included in the 1998 Annual Report to Shareholders.

Certain prior period amounts in these financial statements have been reclassified to conform with current year presentation.

New Accounting Pronouncements
-----------------------------

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosures about Pensions and
Other Postretirement Benefits," are effective for the year ending November 30, 1999. In the opinion of management, these statements will not have a material impact on the Company's financial position, results of operations, or cash flows since they are "disclosure only" standards. The Company is currently evaluating the impact that SFAS No. 131 will have on its current segment groupings. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and is effective for the year ending November 30, 2000. SFAS No. 133 establishes a new model for accounting for derivatives in the balance sheet as either assets or liabilities and measures them at fair value. Certain disclosures concerning the designation and assessment of hedging relationships are also required. Management has not yet determined the impact of this statement on the Company's consolidated financial statements.

The Company will adopt SFAS No. 130, "Reporting Comprehensive Income," for the year ending November 30, 1999 by including a separate statement of comprehensive income as part of the consolidated financial statements. Total comprehensive loss for the three months ended February 28, 1999 and 1998 was $45.7 million and $7.9 million, respectively. The other components of comprehensive loss in addition to net loss for these three month periods consist of foreign currency translation adjustments and minimum pension liability.

Senior Subordinated Notes
-------------------------

On January 29, 1999, the Company issued $123.0 million aggregate principal amount of its 11.375% Senior Subordinated Notes due 2008 (the "Dollar Notes") and Euro 75.0 million ($87.0 million equivalent) aggregate principal amount of its 11.375% Senior Subordinated Notes due 2008 (the "Euro Notes," and together with the Dollar Notes, the "Notes") in a private placement pursuant to Rule 144A and Regulation S (the "Offering"). The Notes will mature on August 1, 2008, and interest is payable semi-annually on February 1 and August 1 of each year, commencing August 1, 1999. The Company used the net proceeds from the Offering to redeem in whole, the $170.0 million in 12.0% senior subordinated notes due January 29, 1999 (the "Senior Subordinated Notes") and the $22.5 million of senior notes due 2005 (the "Senior Notes"). In addition, the Company used approximately $9.1 million of the net proceeds to reduce borrowings under the revolving credit facility under the Company's new bank credit agreement (the "New Credit Agreement") and to permanently reduce the bank working capital commitment from $120.0 million to $110.0 million.

During the first quarter of 1999, the Company incurred an extraordinary loss on debt extinguishment of approximately $6.2 million in connection with the refinancing of the Senior Notes and the Senior Subordinated Seller Notes. This amount consists of $0.5 million of premiums paid on the redemption of the Senior Notes and approximately $5.7 million of unamortized deferred issuance costs that were written off.

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


                          Year                      Percentage
               2004                  ..........       105.688%
               2005                  ..........       103.792%
               2006                  ..........       101.896%
               2007 and thereafter   ..........       100.000%


Optional Redemption upon Public Equity Offerings
------------------------------------------------

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

The Notes are unsecured and subordinated to all of the Company's existing and future senior debt, including its obligations under the New Credit Agreement. All of the Company's current and future U.S. subsidiaries will guarantee the Notes with guarantees that will be unsecured and subordinated to senior debt of subsidiaries. The indentures under which the Notes were issued contain covenants limiting the Company's ability to, among other things, incur additional debt; pay dividends on capital stock, repurchase capital stock or make certain other restricted payments; make certain investments; create liens on its assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and transfer and sell assets.

The Company and the subsidiary guarantors have entered into a Registration Rights Agreement pertaining to the Dollar Notes and another Registration Rights Agreement pertaining to the Euro Notes (together, the "Registration Rights Agreements"). Per the Registration Rights Agreements the Company will, at its own cost, (i) within 90 days after the issue date of the Notes, file a registration statement on the appropriate registration form (the "Exchange
Offer Registration Statement") with the Securities and Exchange Commission (the "Commission") with respect to an exchange offer (the "Exchange Offer") to exchange the Euro Notes and Dollar Notes for new notes (the "Exchange Notes") which will have terms substantially identical in all material respects to the Dollar Notes or the Euro Notes, as the case may be, except that the Exchange Notes will not contain terms with respect to transfer restrictions or liquidated damages, (ii) use its best efforts to cause the Exchange Offer Registration Statement to be declared effective under the Securities Act within 150 days after the issue date of the Notes and (iii) use its best efforts to consummate the Exchange Offer within 195 days after the issue date of the Notes. Upon the Exchange Offer Registration Statement being declared effective, the Company will offer the Exchange Notes in exchange for surrender of the Euro Notes and the Dollar Notes.

Although the Company intends to file the registration statement described above, there can be no assurance that such registration statement will be filed, or, if filed, that it will become effective. If the Company fails to comply with the above provisions or if such registration statement fails to become effective, then, as liquidated damages, additional interest (the "Additional Interest") shall become payable with respect to the Euro Notes or the Dollar Notes, as applicable, at an increasing rate of 0.5% for every ninety days that the Company fails to register such notes.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

General

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

On January 29, 1999, the Company redeemed the $170.0 million in 12.0% senior subordinated notes due January 29, 1999 (the "Senior Subordinated Seller Notes") and the $22.5 million of senior notes due 2005 (the "Senior Notes") with the proceeds from the issuance of $123.0 million aggregate principal amount of its 11.375% Senior Subordinated Notes due 2008 (the "Dollar Notes") and (Euro) 75.0 million aggregate principal amount (approximately $87.0 million) of its 11.375% Senior Subordinated Notes due 2008 (the "Euro Notes," and together with the Dollar Notes, the "Notes") in a private placement pursuant to Rule 144A and Regulation S (the "Offering"). The Senior Subordinated Seller Notes were redeemed at an aggregate price of $176.7 million, representing principal of $170.0 million and accrued and unpaid interest thereon of $6.7 million. The Senior Notes were redeemed at an aggregate price of $23.2 million, representing principal of $22.5 million, accrued and unpaid interest hereon of $0.2 million and an applicable call premium of $0.5 million.

Results of Operations

Consolidated sales for the three month period ended February 28, 1999 were $166.2 million compared to $90.9 million for the 1998 three month period. Sales for North America, excluding export sales, have increased 38.0% for the three month period from $36.1 million in 1998 to $49.9 million in 1999. International sales, including domestic export sales, have increased 112.6% for the three month period from $54.7 million in 1998 to $116.3 million in 1999. These increases in sales from the prior year are primarily attributable to the acquisition of the RPS Division, offset by decreased sales to major oil companies ("MOC's") due to their merger activity and the low barrel price of crude oil which has resulted in a delay of capital spending. Those factors, however, were ameliorated by the purchasing momentum of the jobber and mini-major market segments, the growing importance of the hypermarket segments, demand in commercial and consumer products lines, and increased service revenues.

Gross margins as a percent of sales (defined as net sales less cost of sales divided by net sales) decreased from 26.3% in the three month period ended February 28, 1998 to 19.8% in the 1999 three month period. This decline was primarily driven by historically lower margins recognized in the RPS Division. In addition, the first quarter sales mix is composed of a larger portion of service contracts, which provide lower margins than dispenser sales. Furthermore, the first three months of the Company's business cycle are generally lower sales volume months creating less opportunity to recover manufacturing fixed cost to the extent of other quarters.

Selling, general, and administrative expenses as a percent of sales for the three month period ended February 28, 1999 were 15.5% compared to 17.9% for the 1998 three month period. This decline is primarily due to the inclusion of the RPS Division, elimination of redundant staffing positions and the closure of the RPS Division headquarters in Montrouge, France. All remaining Montrouge personnel and job functions were consolidated at the Company's existing European headquarters in Trembley, France.

Net interest expense for the three month period ended February 28, 1999 was $12.3 million compared to $4.0 million in the comparable 1998 period. This increase is due to increased debt levels associated with the September 1998 acquisition and financing of the RPS Division.

Depreciation and amortization expense for the three month period ended February 28, 1999 was $6.9 million compared to $2.5 million in the comparable 1998 period. The majority of the increase between periods is associated with the inclusion of the newly acquired RPS Division and increased amortization expense related to intangible assets recorded in connection with the acquisition of the RPS Division.

Merger and acquisition costs and other unusual items for the three month period ended February 28, 1999 of $1.1 million, relates to closure expenses and severance payments incurred in connection with the closing and consolidation of certain pre-acquisition Tokheim facilities.

Foreign currency loss for the three month period ended February 28, 1999 was $1.4 million compared to loss of less than $0.1 million in the comparable 1998 period. The increase in the loss is driven by short term receivables and payables being revalued at the currency rate of exchange in effect at February 28, 1999.

Other income, net for the first quarter of 1999 was $0.2 million compared to net expense of $0.2 million for the comparable 1998 period. This difference is attributable to various income and expense items, which are individually insignificant.

Income taxes for the three month period ended February 28, 1999 were a benefit of $0.4 million compared to an expense of $0.5 million in the comparable 1998 period. This change is due to earnings in subsidiaries where net operating loss carryforwards are available to offset book pretax earnings, and tax benefits being recorded in subsidiaries with first quarter losses who will recover these benefits in future 1999 quarters.

During the first quarter of 1999, the Company incurred an extraordinary loss on debt extinguishment of approximately $6.2 million in connection with the refinancing of the Senior Notes and the Senior Subordinated Seller Notes. This amount consists of $0.5 million of premiums paid on the redemption of the Senior Notes and approximately $5.7 million of unamortized deferred issuance costs that were written off.

As a result of the above mentioned items, loss before extraordinary item was $14.2 million or $1.15 per diluted common share for the three months ended February 28, 1999 compared to a loss of $5.6 million or $0.72 per diluted common share for the same period in 1998. Loss from extraordinary loss on debt extinguishment was $6.2 million or $0.49 per diluted common share for the three months ended February 28, 1999. Net loss for the three months ended February 28, 1999 was $1.64 per diluted common share compared to a net loss of $0.72 per diluted common share for the comparable 1998 period.

Liquidity and Capital Resources

Cash used in operations for the three month period ended February 28, 1999 was $1.3 million versus $5.3 million in the comparable period of 1998. During the first quarter of 1999, the Company was able to collect receivables and reduce inventory levels by a combined amount of $24.8 million. This cash inflow was used to reduce the outstanding payables by approximately $17.9 million. These working capital sources and uses are primarily related to the seasonallity of the business.

Cash used in investing activities for the three month period ended February 28, 1999 was $5.0 million compared to a cash usage of $12.5 million in the comparable 1998 period. The cash usage in the 1998 period is attributable to the acquisition of Management Solutions, Inc. ("MSI").

Cash provided from financing activities for the three month period ended February 28, 1999 was $13.3 million compared to cash provided in the comparable 1998 period of $19.8 million. The cash provided in 1998 is largely attributable to an increase in notes payable to banks of $20.6 million used primarily to finance the acquisition of MSI and for short term working capital needs. The most significant item in the 1999 period was the issuance of the Dollar Notes and the Euro Notes in the Offering, the proceeds of which were used to refinance the Senior Subordinated Seller Notes and the Senior Notes which were originally issued in connection with the acquisition of the RPS Division and to refinance certain other debt of the Company at the date of the acquisition.

On January 29, 1999, the Company issued $123.0 million aggregate principal amount of Dollar Notes and Euro 75.0 million ($87.0 million equivalent) aggregate principal amount of Euro Notes in the Offering. The Notes will mature on August 1, 2008, and interest is payable semi-annually on February 1 and August 1 of each year, commencing August 1, 1999.

Net proceeds from the issuance of the Notes were used to redeem the Senior Subordinated Seller Notes and the Senior Notes. The Senior Subordinated Seller Notes were redeemed at an aggregate price of $176.7 million, representing principal of $170.0 million and accrued and unpaid interest thereon of $6.7 million. The Senior Notes were redeemed at an aggregate price of $23.2 million, representing principal of $22.5 million, accrued and unpaid interest hereon of $0.2 million and an applicable call premium of $0.5 million. In addition, the Company used approximately $9.1 million of the net proceeds to reduce borrowings under the revolving credit facility under the New Credit Agreement and to permanently reduce the bank working capital commitment from $120.0 million to $110.0 million.

During the first quarter of 1999, the Company incurred an extraordinary loss on debt extinguishment of approximately $6.2 million in connection with the refinancing of the Senior Notes and the Senior Subordinated Seller Notes with proceeds received from the Offering. This amount consists of $0.5 million of premiums paid on the redemption of the Senior Notes and approximately $5.7 million of unamortized deferred issuance costs that were written off.

As part of the purchase price of the RPS Division, the Company has provided $20.3 million for certain costs it expects to incur to close down redundant operations in connection with the reorganization and rationalization of the RPS Division's operations. As of February 28, 1999 the Company has incurred and charged approximately $2.2 million against this accrual for projects initiated since the acquisition date, leaving a remaining balance of $18.1 million. The Company expects to incur approximately $5.0 million of expenditures during the second quarter of 1999 representing severance and closure costs related to the Bonham, Texas, Tulla, Ireland and Belgium facilities. In addition, at November 30, 1998 the Company set up a restructuring reserve related to the closure of its Glenrothes, Scotland facility in the amount of $5.1 million. During the first quarter of 1999 the Company charged approximately $3.0 million against the reserve. These charges relate to severance costs, facility closure expenses and write down in value of impaired assets. The Company expects the closure of this facility to be completed during the second quarter of 1999.

The Company has guaranteed loans to the Employees' Stock Ownership Plan ("ESOP") in the amounts of $6.4 million and $7.0 million at February 28, 1999 and November 30, 1998, respectively. The Trustee who holds the ESOP Preferred Stock, may elect to convert each preferred share to one common share in the event of a redemption by Tokheim, certain consolidations or mergers of Tokheim, or a redemption by the Trustee that is necessary to provide for distributions under the Company's Retirement Savings Plan. A participant may elect to receive a distribution from the plan in cash or common stock. If redeemed by the Trustee, the Company is responsible for purchasing the preferred stock at the twenty-five dollar floor value. The Company may elect to pay the redemption price in cash or an equivalent amount of common stock. Preferred stock dividends paid were $0.4 million for the three month periods ended February 28, 1999 and 1998, respectively.

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

As of February 28, 1999 most of the Company's products worldwide have been tested for Year 2000 readiness. A substantial majority of the Company's total product lines are Year 2000 ready, and the Company believes that the remaining products will be Year 2000 ready by December 1999. The Company's products presently being sold are Year 2000 ready. The Company is currently assessing which products in the field are not Year 2000 ready and its responsibility to the customers, if any, to remedy non-compliant products. This assessment is being done for all products sold by each entity with the assessment efforts focused on the recently acquired RPS Division locations. There is a possibility that certain third-party networks over which the POS systems must operate may not be Year 2000 ready, but the Company's products will still allow the pumping of petroleum products. The Company has surveyed its critical suppliers, and about half of the respondents have indicated that they are Year 2000 ready. The other half of those responding have indicated that they are still working to achieve Year 2000 readiness, but none has indicated that it expects not to be ready. The Company believes that all of its information systems will be Year 2000 ready no later than the third quarter of 1999. To date, the Company has not uncovered any material Year 2000 problems. The total costs associated with required modifications to become Year 2000 ready are not expected to be material to the Company's financial position, results of operations or cash flows. The Company estimates that it will spend a total of approximately $3.7 million by December 31, 1999, of which approximately $1.3 million had been spent by February 28, 1999, to become Year 2000 ready. The Company has enlisted the assistance of a third-party consulting company to provide independent verification and validation of its entire Year 2000 plan.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operation, liquidity, and financial condition. The Company believes that the most likely failure scenario is that its POS systems that have not been corrected may fail, but the Company's dispensers will still allow the pumping of petroleum products. Under such a scenario, purchasers of petroleum products would still be able to use the dispensers but would be required to pay for their purchases at the cashier rather than at the pump.

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

The Company's principal sources of liquidity in the future are expected to be cash flow from operations, including cash flow anticipated to be generated from the RPS Division, and available borrowings under the New Credit Agreement. It is expected that the Company's principal uses of liquidity will be to provide working capital, finance capital expenditures, fund costs associated with the Company's integration and rationalization plan and meet debt service requirements. As a result of the acquisition of the RPS Division, the Company has a significant level of debt. Based upon current levels of operations and anticipated cost savings and future growth, the Company believes that its expected cash flows from operations, together with available borrowings under the New Credit Agreement and its other sources of liquidity, including leases, will be adequate to meet its anticipated requirements for working capital, capital expenditures, lease payments and scheduled principal and interest payments. There can be no assurance, however, that the Company's business will continue to generate cash flows at or above current levels, that estimated cost savings or growth will be achieved or that the Company will be able to refinance its existing indebtedness in whole or in part.

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

New Accounting Pronouncements
-----------------------------

The Company has considered the impact that accounting pronouncements recently issued by the Financial Accounting Standards Board and American Institute of Certified Public Accountants will have on the Consolidated Financial Statements as of February 28, 1999. None of the pronouncements that have been issued but not yet adopted by the Company are expected to have a material impact on the Company's financial position, results of operations or cash flows. See the Notes to the Consolidated Financial Statements for additional information regarding recently issued accounting pronouncements.

PART II.  OTHER INFORMATION

Item 5.   Other Information

Shareholder proposals intended to be presented at the year 2000 Annual Meeting of Shareholders pursuant to Rule 14a-8 under the Exchange Act must be received by the Company at the Company's principal executive offices by December 1, 1999. In order for shareholder proposals made outside of Rule 14a-8 under the Exchange Act to be considered "timely" within the meaning of Rule 14a-4(c) under the Exchange Act, such proposals must be received by the Company at the Company's principal executive offices by January 28, 2000. To be considered for presentation at the Annual Meeting, although not included in the proxy statement, proposals must be received not less than 50 days nor more than 90 days prior to the 2000 Annual Meeting. All shareholder proposals should be marked for the attention of Secretary, Tokheim Corporation, P.O. Box 360, Fort Wayne, IN 46801.

Item 6.  Exhibits and Reports on Form 8-K

a.    Exhibits

Exhibit
  No.     Document
-------   --------
2.1       Stock Purchase Agreement, dated as of December 29, 1997 between Tokheim Corporation and Arthur S. ("Rusty")
          Elston, Ronald H. Elston, Eric E. Burwell and Curt E. Burwell (incorporated herein by reference to the Registrant's
          Current Report on Form 8-K, dated December 31, 1997).
2.2       Master Agreement for Purchase and Sale of Shares, Assets, and Liabilities, dated as of June 19, 1998, between
          Tokheim Corporation and Schlumberger Limited (incorporated herein by reference to the Registrant's Current
          Report on Form 8-K/A dated October 1, 1998).
2.3       Amendment No. 1 to the Master Agreement for Purchase and Sale of Shares, Assets and Liabilities, dated as of
          September 30, 1998 between Tokheim Corporation and Schlumberger Limited (incorporated herein by reference to the Registrant's Current Report on Form 8-K/A dated October 1, 1998).
3.1       Restated Articles of Incorporation of Tokheim Corporation, as amended, as filed with the Indiana Secretary of State on February 5, 1997 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K/A for the
          year ended November 30, 1996).
3.2       Bylaws of Tokheim Corporation, as restated on July 12, 1995 and amended March 2, 1998 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended May 31, 1998).
4.1       Rights Agreement, dated as of January 22, 1997, between Tokheim Corporation and Harris Trust and Savings Bank,
          as Rights Agent (incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed February
          23, 1997).
4.2       Amendment No. 1 to Rights Agreement, dated as of September 30, 1998, between Tokheim Corporation and Harris
          Trust and Savings Bank (incorporated herein by reference to the Registrant's Current Report on Form 8-K/A dated
          October 1, 1998).
4.3       Indenture, dated as of August 23, 1996, between Tokheim Corporation and Harris Trust and Savings Bank, as
          Trustee (incorporated herein by reference to the Registrant's Current Report on Form 8-K, filed September 23,
          1996).
4.4       Credit Agreement, dated as of September 3, 1996, among Tokheim Corporation, certain subsidiaries of Tokheim
          Corporation, certain banks and NBD Bank, N.A. (incorporated herein by reference to the Registrant's Current
          Report on Form 8-K, filed September 6, 1996).
4.5       Amendment No. 1 to Credit Agreement, dated as of May 15, 1997 (incorporated herein by reference to the
          Registrant's Annual Report on Form 10-K, for the year ended November 30, 1997, filed February 13, 1997).


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

4.10      Securities Purchase Agreement, dated September 30, 1998, between Tokheim Corporation and Schlumberger
          Limited (incorporated herein by reference to the Registrant's Current Report on Form 8-K/A dated October 1,
          1998).

4.11      12% Senior Subordinated Note due January 28, 1999 in the amount of $170,000,000 (incorporated herein by reference to the Registrant's Current Report on Form 8-K/A dated October 1, 1998).

4.12      Senior Subordinated Note Indenture, dated as of September 30, 1998, among Tokheim Corporation, Management
          Solutions, Inc., Tokheim Equipment Corporation, Tokheim RPS, LLC, Sunbelt Hose & Petroleum Equipment, Inc.,
          Envirotronic Systems, Inc., Gasboy International, Inc., Tokheim Automation Corporation, Tokheim Investment
          Corp., as guarantors, and Harris Trust and Savings Bank, as trustee (incorporated herein by reference to the
          Registrant's Current Report on Form 8-K/A dated October 1, 1998).

4.13      12% Junior Subordinated Note due 2008 in the amount of $40,000,000 (incorporated herein by reference to the
          Registrant's Current Report on Form 8-K/A dated October 1, 1998).

4.14      Junior Subordinated Note Indenture, dated as of September 30, 1998, among Tokheim Corporation, Management
          Solutions, Inc., Tokheim Equipment Corporation, Tokheim RPS, LLC, Sunbelt Hose & Petroleum Equipment, Inc.,
          Envirotronic Systems, Inc., Gasboy International, Inc., Tokheim Automation Corporation, Tokheim Investment
          Corp., as guarantors, and Harris Trust and Savings Bank, as trustee (incorporated herein by reference to the
          Registrant's Current Report on Form 8-K/A dated October 1, 1998).

4.15      Amendment No. 1 to Junior Subordinated Note Indenture, dated as of January 25, 1999 (incorporated herein by reference to the Registrant's Annual Report on Form 10-K, for the year ended September 30, 1998, filed March 1,
          1999).

4.16      Warrant to Purchase up to 19.9% of the Shares of Common Stock of Tokheim Corporation (incorporated herein by reference to the Registrant's Current Report on Form 8-K/A dated October 1, 1998).

4.17      Form of Roll-Over Note (incorporated herein by reference to the Registrant's Current Report on Form 8-K/A dated
          October 1, 1998).

4.18      Registration Rights Agreement, dated September 30, 1998, between Tokheim Corporation and Schlumberger
          Limited (incorporated herein by reference to the Registrant's Current Report on Form 8-K/A dated October 1,
          1998).

4.19      Note Purchase Agreement, dated as of September 30, 1998, among Tokheim Corporation, the Subsidiaries and the
          Purchasers (incorporated herein by reference to the Registrant's Current Report on Form 8-K/A dated October 1,
          1998).

4.20      Amended and Restated Credit Agreement, dated as of September 30, 1998, among Tokheim Corporation, the
          Borrowing Subsidiaries, the Lenders and NBD Bank, N.A. as administrative agent and Credit Lyonnais as documentation and collateral agent and Gleacher NatWest Inc. and Bankers Trust Company as co-syndication agents (incorporated herein by reference to the Registrant's Current Report on Form 8-K/A dated October 1, 1998).

4.21      Second Amended and Restated Credit Agreement, dated as of December 14, 1998, among Tokheim Corporation, the Borrowing Subsidiaries, the Lenders and NBD Bank, N.A. as administrative agent and Credit Lyonnais as documentation and collateral agent and Gleacher NatWest Inc. and Bankers Trust Company as co-syndication agents (incorporated herein by reference to the Registrant's Annual Report on Form 10-K, for the year ended
          September 30, 1998, filed March 1, 1999).

4.22 Consent and Amendment No. 1 to Amended and Restated Credit Agreement, dated as of January 11, 1999.
4.23 Amendment No. 2 to Amended and Restated Credit Agreement, dated as of March 1, 1999.
4.24 Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of February 27, 1999.
4.25 Dollar Notes Indenture, dated as of January 29, 1999, among Tokheim Corporation, BT Alex. Brown, Credit Lyonnais Securities, First Chicago Capital Markets, Inc., Gleacher NatWest International, ABN AMRO Incorporated, PaineWebber Incorporated, Schroder & Co. Inc. and certain subsidiary guarantors of Tokheim Corporation (incorporated herein by reference to the Registrant's Annual Report on Form 10-K, for the year ended September 30, 1998, filed March 1, 1999).
4.26 Euro Notes Indenture, dated as of January 29, 1999, among Tokheim Corporation, BT Alex. Brown, Credit Lyonnais Securities, First Chicago Capital Markets, Inc., Gleacher NatWest International, ABN AMRO Incorporated, PaineWebber Incorporated, Schroder & Co. Inc. and certain subsidiary guarantors of Tokheim Corporation (incorporated herein by reference to the Registrant's Annual Report on Form 10-K, for the year ended September 30, 1998, filed March 1, 1999).
4.27 Dollar Registration Rights Agreement, dated as of January 29, 1999, among Tokheim Corporation, BT Alex. Brown, Credit Lyonnais Securities, First Chicago Capital Markets, Inc., Gleacher NatWest International, ABN AMRO Incorporated, PaineWebber Incorporated, Schroder & Co. Inc. and certain subsidiary guarantors of Tokheim Corporation (incorporated herein by reference to the Registrant's Annual Report on Form 10-K, for the year ended September 30, 1998, filed March 1, 1999).
4.28 Euro Registration Rights Agreement, dated as of January 29, 1999, among Tokheim Corporation, BT Alex. Brown, Credit Lyonnais Securities, First Chicago Capital Markets, Inc., Gleacher NatWest International, ABN AMRO Incorporated, PaineWebber Incorporated, Schroder & Co. Inc. and certain subsidiary guarantors of Tokheim Corporation (incorporated herein by reference to the Registrant's Annual Report on Form 10-K, for the year ended September 30, 1998, filed March 1, 1999).
10.1 Tokheim Corporation 1992 Stock Incentive Plan, established December 15, 1992 (incorporated herein by reference to the Registrant's Registration Statement on Form S-8, File No. 33-52167, dated February 4, 1994).
10.2 Retirement Savings Plan for Employees of Tokheim Corporation and Subsidiaries (incorporated herein by reference to Amendment No. 1 to the Registrant's Registration Statement on Form S-8, File No. 33-29710, dated August 1, 1989).
10.3 Tokheim Corporation 1996 Key Management Incentive Bonus Plan (incorporated herein by reference to the Registrant's Report on Form 10-Q/A, for the quarter ended February 29, 1996, filed November 20,
         1996).
10.4 Employment Agreement, dated December 10, 1997, between the Registrant and Douglas K. Pinner (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended November 30,
         1997).
10.5 Employment Agreement, dated December 23, 1997, between the Registrant and John A. Negovetich (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended November 30,
         1997).
10.6 Employment Agreement, dated December 23, 1997, between the Registrant and Jacques St-Denis (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended November 30,
         1997).
10.7 Employment Agreement, dated December 23, 1997, between the Registrant and Norman L. Roelke (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended November 30,
         1997).
10.8 Employment Agreement, dated December 23, 1997, between the Registrant and Scott A. Swogger. (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended November 30,
         1997).
10.9 Technology License Agreement, effective as of December 1, 1997, between Tokheim and Gilbarco, Inc. (incorpo rated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended November 30,
         1997).
10.10 Tokheim Corporation 1997 Incentive Plan (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended November 39, 1997).
10.11 Employment Agreement, dated December 31, 1997, between Management Solutions, Inc. and Arthur S. Elston (incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended November 30, 1997).

11.1     Statement re computation of per share earnings.
27.1     Financial Data Schedule

   b. Reports on Form 8-K

On December 14, 1998 the Company filed Amendment No. 2 on Form 8-K/A ("Amendment No. 2") to its Current Report on Form 8-K, filed August 3, 1998. Amendment No. 2 was filed to report on the required interim period financial statements and interim pro forma information, which were not available when the Company filed its Current Report on Form 8-K/A on October 1, 1998 to report the Company's acquisition of the RPS Division.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TOKHEIM CORPORATION

Date: April 14, 1999                   /s/ Douglas K. Pinner
                                       ------------------------------------
                                       Chairman, President and Chief
                                       Executive Officer



Date: April 14, 1999                   /s/ John A. Negovetich
                                       ------------------------------------
                                       Executive Vice-President,
                                       Finance and Administration and
                                       Chief Financial Officer

Exhibit Index

Exhibit
  No.    Document
-------  -----------------------------------------------------------------------
4.22 Consent and Amendment No. 1 to Amended and Restated Credit Agreement, dated as of January 11, 1999.
4.23 Amendment No. 2 to Amended and Restated Credit Agreement, dated as of March 1, 1999.
4.24 Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of February 27, 1999.
11.1     Statement re computation of per share earnings.
27.1     Financial Data Schedule