Form 10-Q
period 1999-05-31
TOKHEIM CORP
filed 1999-07-28
CIK 98559

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1999

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

Yes (X)       No

As of May 31, 1999, 12,668,879 shares of voting common stock were outstanding.

The exhibit index is located on page 22.

                         PART I FINANCIAL INFORMATION
Item 1. Financial Statements

TOKHEIM CORPORATION AND SUBSIDIARIES


Consolidated Condensed Statement of Earnings
(Amounts in thousands except amounts per share)
                                                                       (UNAUDITED)                     (UNAUDITED)
                                                                     Three Months Ended             Six Months Ended
                                                                     -------------------            -----------------
                                                                   May 31,         May 31,        May 31,         May 31,
                                                                    1999            1998           1999            1998

NET SALES....................................................  $   177,010     $    99,652    $   343,204     $   190,505

Cost of sales, exclusive of items listed below...............      131,775          73,118        265,071         140,191
Selling, general, and administrative expenses................       27,939          18,637         53,706          34,894
Depreciation and amortization................................        6,068           2,619         12,960           5,118
Merger and acquisition costs and other unusual items.........        3,700             345          4,823           6,333
                                                                   -------          ------        -------         -------
Operating profit.............................................        7,528           4,933          6,644           3,969
                                                                   -------          ------        -------         -------

Interest expense, net........................................       12,358           3,322         24,665           7,333
Foreign currency  (gain) loss ...............................        1,417            (815)         2,855            (780)
Minority interest............................................           (5)            (10)            89              63
Other (income), net ..........................................      (1,155)           (499)        (1,309)           (278)
                                                                   -------          ------        -------         -------

Earnings (loss) before income taxes..........................       (5,087)          2,935        (19,656)         (2,369)
Income taxes.................................................          (89)            508           (482)            809
                                                                   -------          ------        -------         -------

Earnings (loss) before extraordinary item....................       (4,998)          2,427        (19,174)         (3,178)
Extraordinary loss on debt extinguishment....................           --          (4,965)        (6,249)         (4,965)
                                                                   -------          ------        -------         -------

NET  LOSS...................................................   $    (4,998)    $    (2,538)   $   (25,423)    $    (8,143)
                                                                   =======          ======        =======         =======

Preferred stock dividends....................................         (374)           (370)   $      (747)    $      (744)

     Loss applicable to common stock.........................  $    (5,372)    $    (2,908)   $   (26,170)    $    (8,887)

Earnings (loss) per common share:
   Basic:
     Before extraordinary loss...............................  $     (0.35)    $      0.17    $     (1.39)    $     (0.39)
     Extraordinary loss on debt extinguishment...............           --           (0.42)         (0.43)          (0.49)
                                                                   -------          ------        -------         -------
     Net loss................................................  $     (0.35)    $     (0.25)   $     (1.82)    $     (0.88)
                                                                   =======          ======        =======         =======
     Weighted average shares outstanding.....................       15,196          11,884         14,373          10,087

   Diluted:
     Before extraordinary loss...............................  $     (0.35)    $      0.16    $     (1.39)    $     (0.39)
     Extraordinary loss on debt extinguishment...............           --           (0.39)         (0.43)          (0.49)
                                                                   -------          ------        -------         -------
     Net loss................................................  $     (0.35)    $     (0.23)   $     (1.82)    $     (0.88)
                                                                   =======          ======        =======         =======
     Weighted average shares outstanding.....................       15,196          12,881         14,373          10,087

TOKHEIM CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------

Consolidated Condensed Balance Sheet
(In thousands)                                                 (UNAUDITED)
                                                                 May 31,       November 30,
                                                                  1999             1998
                                                               ----------------------------
ASSETS
Current assets:
Cash and cash equivalents....................................  $    19,106     $    26,801
Accounts receivable, net.....................................      151,449         172,693
Inventories:
  Raw materials and supplies.................................       63,071          70,545
  Work in process............................................       14,422          27,418
  Finished goods.............................................       26,232          25,070
                                                               -----------     -----------
                                                                   103,725         123,033

Other current assets.........................................       19,439          19,139
                                                               -----------     -----------
Total current assets.........................................      293,719         341,666


Property, plant, and equipment, net..........................       75,205          77,905
Other tangible assets........................................        2,221           4,873
Goodwill, net................................................      292,174         324,113
Other non-current assets and deferred charges, net...........       35,331          28,085
                                                               -----------     -----------
Total assets.................................................  $   698,650     $   776,642
                                                               ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt.........................        2,030           2,110
Notes payable to banks.......................................          233             410
Cash overdrafts..............................................       13,266          15,064
Accounts payable.............................................       82,041          95,322
Accrued expenses.............................................      123,699         136,164
                                                               -----------     -----------
Total current liabilities....................................      221,269         249,070

Notes payable, bank credit agreement.........................      182,145         182,145
Senior notes.................................................           --          22,500
Senior subordinated notes....................................      201,158         170,000
Junior subordinated Payment In Kind note.....................       42,436          40,000
Other long-term debt, less current maturities................        3,696           4,115
Guaranteed Employees' Stock Ownership Plan obligation........        5,694           6,987
Post-retirement benefit liability............................       14,886          14,418
Minimum pension liability....................................        3,135           3,135
Other long-term liabilities..................................        6,748           7,511
                                                               -----------     -----------
                                                                   681,167         699,881
                                                               -----------     -----------
Redeemable convertible preferred stock.......................       24,000          24,000
Guaranteed Employees' Stock Ownership Plan obligation........       (5,694)         (6,987)
Treasury stock, at cost......................................       (4,322)         (4,883)
                                                               -----------     -----------
                                                                    13,984          12,130
                                                               -----------     -----------
Common stock.................................................       90,353          90,354
Common stock warrants........................................       20,000          20,000
Minimum pension liability....................................       (3,135)         (3,135)
Foreign currency translation adjustments.....................      (57,722)        (22,598)
Accumulated deficit..........................................      (45,466)        (19,295)
                                                               -----------     -----------
                                                                     4,030          65,326
Less treasury stock, at cost.................................         (531)           (695)
                                                               -----------     -----------
                                                                     3,499          64,631
                                                               -----------     -----------
Total liabilities and shareholders' equity...................  $   698,650     $   776,642
                                                               ===========     ===========

TOKHEIM CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------------------
Consolidated Condensed
Statement of Cash Flows                                                 (UNAUDITED)
(In thousands)                                                       Six Months Ended
                                                               May 31, 1999    May 31, 1998
                                                               ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.....................................................  $   (25,423)    $    (8,143)
Adjustments to reconcile net loss to cash used in operations:
     Write-off of in process research and development........           --           5,879
     Payment In Kind interest................................        2,436              --
     Extraordinary loss on debt extinguishment...............        6,249           4,965
     Depreciation and amortization...........................       12,960           5,118
     Gain on sale of property and equipment..................       (1,238)             (2)
   Changes in assets and liabilities:
     Accounts receivable, net................................        9,790           5,142
     Inventories.............................................       12,298          (2,783)
     Other current assets....................................       (1,866)             98
     Accounts payable........................................       (7,820)         (8,677)
     Accrued expenses........................................       (6,977)         (5,225)
     Other...................................................       (4,512)           (625)
                                                               -----------     -----------

Net cash used in operating activities........................       (4,103)         (4,253)
                                                               -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired............................           --         (12,137)
Proceeds from the sales of property and equipment............        1,890             177
Plant and equipment additions................................      (10,994)         (5,058)
                                                               -----------     -----------

Net cash used in investing activities........................       (9,104)        (17,018)
                                                               -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of senior notes...................................      (22,500)             --
Proceeds from  senior subordinated notes.....................      209,647              --
Redemption of senior subordinated notes......................     (170,000)        (35,000)
Increase (decrease) in term debt.............................        1,091            (386)
Decrease in notes payable, banks.............................         (500)           (830)
Increase (decrease) in cash overdraft........................         (583)          1,461
Equity issuance costs........................................           --          (4,858)
Deferred debt issuance costs.................................       (7,613)             --
Proceeds from issuance of common stock.......................           --          72,582
Premiums paid on debt extinguishment.........................         (555)         (3,450)
Treasury stock, net..........................................        1,050            (191)
Preferred stock dividends....................................         (747)           (744)
                                                               -----------     -----------

Net cash provided from financing activities..................        9,290          28,584
                                                               -----------     -----------

EFFECT OF TRANSLATION ADJUSTMENT ON CASH.....................       (3,778)         (1,441)

CASH AND CASH EQUIVALENTS:
Increase (decrease) in cash..................................       (7,695)          5,872
Beginning of year............................................       26,801           6,438
                                                               -----------     -----------
End of period................................................  $    19,106     $    12,310
                                                               ===========     ===========

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of the interim periods presented. This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements included in Tokheim Corporation's (the "Company") Annual Report to Shareholders for the year ended November 30, 1998. The results of operations for the three and six months ended May 31, 1999 are not necessarily indicative of the results to be expected for the full year or any other interim period.

Amounts for interim periods are unaudited. Amounts for the year ended November 30, 1998 were derived from audited financial statements included in the 1998 Annual Report to Shareholders.

Certain prior period amounts in these financial statements have been reclassified to conform with current year presentation.


NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," are effective for the year ending November 30, 1999. In the opinion of management, these statements will not have a material impact on the Company's financial position, results of operations, or cash flows since they are "disclosure only" standards. The Company is currently evaluating the impact that SFAS No. 131 will have on its current segment groupings. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and is effective for the year ending November 30, 2001. SFAS No. 133 establishes a new model for accounting for derivatives in the balance sheet as either assets or liabilities and measures them at fair value. Certain disclosures concerning the designation and assessment of hedging relationships are also required. Management has not yet determined the impact of this statement on the Company's consolidated financial statements.

The Company will adopt SFAS No. 130, "Reporting Comprehensive Income", for the year ending November 30, 1999 by including a separate statement of comprehensive income as part of the consolidated financial statements. Total comprehensive loss for the three and six month periods ended May 31, 1999 was $40.1 million and $60.6 million compared to loss of $4.6 million and $10.2 million in the comparable 1998 periods. The other components of comprehensive loss in addition to net loss for the three and six month periods consist of foreign currency translation adjustments and minimum pension liability.

SOP No. 97-2 "Software Revenue Recognition," is effective for the Company for the year ended November 30, 1999. SOP No. 97-2 supersedes SOP No. 91-1 and provides more specific guidance on revenue recognition related to software products. The adoption of SOP No. 97-2 did not have a material impact on the Company's financial position, results of operations or cash flows.

SENIOR SUBORDINATED NOTES

On January 26, 1999, the Company issued $123.0 million aggregate principal amount of 11.375% Senior Subordinated Notes due 2008 (the "Dollar Notes") and Euro 75.0 million ($87.0 million equivalent) aggregate principal amount of 11.375% Senior Subordinated Notes due 2008 (the "Euro Notes") in a private placement pursuant to Rule 144A (the "Offering"). The Notes will mature on August 1, 2008, and interest is payable semi-annually on February 1 and August 1 of each year, commencing August 1, 1999. The Company used the net proceeds from the Offering to redeem in whole, the $170.0 million Senior

Subordinated Seller Notes and the $22.5 million Senior Notes. In addition, the Company used approximately $9.1 million of the net proceeds to reduce borrowings under the revolving credit facility under the New Credit Agreement and to permanently reduce the bank working capital commitment from $120.0 million to $110.0 million.

The Company has designated the Euro 75.0 million of Senior Subordinated Notes as a hedge instrument against its' foreign denominated intercompany long term notes receivable held by domestic subsidiaries. As such, any gains or losses on translation of these notes to U.S. dollars are recorded in the Shareholders Equity section of the balance sheet. For the six months ended May 31, 1999 the Company recognized $8.4 million currency translation gain due to the devaluation of the Euro as compared to the U.S. dollar.

During the first quarter of 1999, the Company incurred an extraordinary loss on debt extinguishment of approximately $6.2 million in connection with the refinancing of the Senior Notes and the Senior Subordinated Seller Notes with proceeds received from the Offering. This amount consists of $0.5 million of premiums on the Senior Notes and approximately $5.7 million of unamortized deferred issuance costs that were written off.

Each of the Dollar Notes and the Euro Notes will be redeemable, at the Company's option, in whole at any time, or in part from time to time, on and after February 1, 2004, upon not less than 30 nor more than 60 days' notice, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on February 1 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

       -------------------------------------------------------------------
                 Year                                          Percentage
       -------------------------------------------------------------------
       2004                    ..........................        105.688%
       -------------------------------------------------------------------
       2005                    ..........................        103.792%
       -------------------------------------------------------------------
       2006                    ..........................        101.896%
       -------------------------------------------------------------------
       2007 and thereafter     ..........................        100.000%
       -------------------------------------------------------------------

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

The Company and the subsidiary guarantors have entered into a Registration Rights Agreement pertaining to the Dollar Notes and another Registration Rights Agreement pertaining to the Euro Notes (together, the "Registration Rights Agreements"). The Registration Rights Agreements require the Company to, at its own cost, (i) within 90 days after the Issue Date, file a registration statement on the appropriate registration form (the "Exchange Offer Registration Statement") with the Securities and Exchange Commission (the "Commission") with respect to notes (the "Exchange Notes") which will have terms substantially identical in all material respects to the Dollar Notes or the Euro Notes, as the case may be, (except that the Exchange Notes will not contain terms with respect to transfer restrictions or liquidated damages), (ii) use its best efforts to cause the Exchange Offer Registration Statement to be declared effective under the Securities Act within 150 days after the Issue Date and (iii) use its best efforts to consummate the Exchange Offer within 195 days after the Issue Date. Upon the Exchange Offer Registration Statement being declared effective, the Company will offer the Exchange Notes in exchange for surrender of the Euro Notes and Dollar Notes.

The Company has filed the Exchange Offer Registration Statement described above and is currently in the process of responding to comments from the Commission. The Company has failed to have the Exchange Offer Registration Statement declared effective within 150 days of the Issue Date. As such, the Company is obligated to pay the holders of the Dollar Notes and the Euro Notes an additional interest premium of 0.5% until the Exchange Offer Registration Statement is declared effective.

Although the Company has filed the Exchange Offer Registration Statement described above, there can be no assurance that such registration statement will become effective. If the Company fails to comply with the above provisions or if the Exchange Offer Registration Statement fails to become effective or the Company fails to consummate the Exchange Offer, then, as liquidated damages, additional interest (the "Additional Interest") shall become payable with respect to the applicable Euro Notes and Dollar Notes at an increasing rate of 0.5% for every ninety days that such failure continues (up to a maximum increase of 1.0% per annum).

OTHER ITEMS

In connection with the acquisition of the RPS division, the Company has provided $20.3 million for certain costs it expects to incur to close down redundant operations in connection with the reorganization and rationalization of the RPS division's operations. As of May 31, 1999, the Company incurred approximately $8.9 million of charges against this reserve for projects initiated since the acquisition date, leaving a remaining balance of $11.4 million. The Company expects to incur approximately $5.0 million of restructuring charges in the third and fourth quarters of 1999. In addition, at November 30, 1998 the Company set up a restructuring reserve related to the closure of its Glenrothes, Scotland location in the amount of $2.3 million. For the six month period ended May 31, 1999, the Company incurred costs of $1.8 million which were charged against the reserve leaving a remaining balance of $0.5 million. These charges relate to severance costs and facility closure expenses and write down of impaired assets. The Company expects the closure of this facility to be completed during the third quarter of 1999.

On September 30, 1998, the Company completed the acquisition of the RPS division of Schlumberger Limited. As part of the purchase price, the Company issued warrants exercisable for five years, beginning on January 30, 1999 to purchase at a nominal price, 2,526,923 shares of the Company's common stock. Since the shares under the warrants are issuable for little cash consideration, they have been considered outstanding common shares and have been included in the computation of basic earnings per share.

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

On January 29, 1999, the Company redeemed the Senior Subordinated Seller Notes and the Senior Notes with the proceeds from the issuance of $123.0 million aggregate principal amount of its 11.375% Senior Subordinated Notes due 2008 (the "Dollar Notes") and Euro 75.0 million aggregate principal amount (approximately $87.0 million) of its 11.375% Senior Subordinated Notes due 2008 (the ""Euro Notes") in a private placement pursuant to Rule 144A and Regulation S (the "Offering"). The Senior Subordinated Seller Notes were redeemed at an aggregate price of $176.7 million, representing principal of $170.0 million and accrued and unpaid interest thereon of $6.7 million. The Senior Notes were redeemed at an aggregate price of $23.2 million, representing principal of $22.5 million, accrued and unpaid interest hereon of $0.2 million and an applicable call premium of $0.5 million.

RESULTS OF OPERATIONS

Consolidated sales for the three and six month periods ended May 31, 1999 were $177.0 million and $343.2 million compared to $99.7 million and $190.5 million for the three and six month periods ended May 31, 1998. Sales for North America, excluding export sales, increased 37.5% and 37.7% for the three and six month periods, respectively, from $44.6 million and $80.7 million in 1998 to $61.3 million and $111.1 million in the comparable 1999 periods. International sales, including domestic export sales, increased 110.1% and 111.3% for the three and six month periods, respectively, from $55.1 million and $109.8 million in 1998 to $115.7 million and $232.1 million in 1999. The majority of the increase in sales from prior year is attributable to the acquisition of the RPS division of Schlumburger Limited in September 1999. Additionally, growth in the service, jobber, mini-major market, hypermarket, and commercial and consumer lines continues to strengthen. Sales to major oil companies improved during the quarter compared to the first quarter 1999 results.

Gross margin as a percent of sales (defined as net sales less cost of sales divided by net sales) decreased from 26.6% and 26.4% in the 1998 three and six month periods to 25.6% and 22.8% in the three and six month periods ended May 31, 1999. This decline from the 1998 percentages was primarily driven by the historically lower margins in the RPS division and increased mix of service contract revenue, which provides a lower margin than dispenser sales. The increase in gross margin as a percentage of sales for the three month period ended May 31, 1999 as compared to the six month period ended May 31, 1999 is the result of efficiencies gained from the accelerated cost savings plans. These efficiencies were achieved from the closure of five major industrial sites and the consolidation of their manufacturing capacity into the remaining facilities. In addition, higher sales volume in the second quarter enabled the Company to recover additional manufacturing fixed costs.

Selling, general, and administrative expenses as a percent of sales for the three and six month periods ended May 31, 1999 were 15.8% and 15.7% compared to 18.7% and 18.3% in the year ago period. This decline is primarily due to the closure of redundant facilities and termination of related personnel. In addition, the inclusion of the RPS division sales have aided in lowering this percentage.

Depreciation and amortization expense for the three and six month periods ended May 31, 1999, was $6.1 million and $13.0 million compared to $2.6 million and $5.1 million in the comparable year ago period.

The majority of the increase between periods is associated with the inclusion of the RPS division and increased amortization expense related to intangible assets recorded in connection with the acquisition of the RPS division.

Merger and acquisition cost and other unusual items for the three and six month periods ended May 31, 1999 were $3.7 million and $4.8 million compared to $0.4 million and $6.3 million in the comparable 1998 periods. The 1999 amounts relate primarily to closure and severance expenses related to the closing, consolidation, and merger activities involving certain facilities. The 1999 costs include salaries of existing employees involved in closure activities, vacancy costs related to owned facilities, and certain travel expenses incurred while executing closure activities. The amount for the three month period ended May 31, 1998 relates to involuntary termination and other exit costs incurred in connection with closure of the Company's sales office located in Boca Raton, Florida. In addition to the restructuring costs, the merger and acquisition costs for the six month period of 1998 consist primarily of a $5.9 million non-recurring write-off of in process research and development that was purchased in connection with the December 1997 acquisition of Management Solutions, Inc. ("MSI").

Net interest expense for the three and six month periods ended May 31, 1999 was $12.4 million and $24.7 million compared to $3.3 million and $7.3 million in the comparable 1998 periods. This increase is due to increased debt levels associated with the September 1998 acquisition and financing of the RPS division.

Foreign currency loss for the three and six month periods ended May 31, 1999 was $1.4 million and $2.9 million compared to foreign currency gains of $0.8 million in each of the comparable 1998 periods. The losses for the 1999 periods were driven by short-term inter-company receivables and payables being revalued at the currency rate of exchange in effect at May 31, 1999. The 1998 amounts represent realized gains associated with repayment of various French Franc denominated Euro currency contracts previously entered into under the Company's Bank Credit Agreement.

Other income, net, was $1.2 million and $1.3 million for the respective three and six month periods ended May 31, 1999 compared to $0.5 million and $0.3 million in the comparable year ago periods. The majority of the 1999 amounts include a gain on the sale of surplus land adjacent to the Company's corporate facility. The 1998 amounts are attributable to various income and expense items, which are individually immaterial.

Income taxes for the three and six month periods ended May 31, 1999 were a benefit of $0.1 million and $0.5 million compared to expense of $0.5 million and $0.8 million in the comparable 1998 periods. This change is due to earnings in subsidiaries where net operating loss carryforwards are available to offset book pretax earnings and tax benefits being recorded in subsidiaries with first and second quarter losses which will recover these benefits in future 1999 quarters.

Extraordinary loss on debt extinguishment was $6.2 million in the six month period ended May 31, 1999 compared to $5.0 million in the comparable six month period of 1998. During the first quarter of 1999, the Company incurred an extraordinary loss on debt extinguishment of approximately $6.2 million in connection with the refinancing of the Senior Notes and the Senior Subordinated Seller Notes with proceeds received from the Offering. This amount consists of $0.5 million of premiums on the Senior Notes and approximately $5.7 million of unamortized deferred issuance costs that were written off.

As a result of the above mentioned items, loss before extraordinary item was $5.0 million and $19.2 million for the three and six month 1999 periods compared to earnings of $2.4 million and loss of $3.2 million in the comparable 1998 periods. Diluted loss per common share before extraordinary item for the three and six month 1999 periods was $0.35 and $1.39 compared to earnings of $0.16 and loss of $0.39 in the three and six month 1998 periods. Diluted loss per common share from extraordinary loss on debt extinguishment was $0.43 in the six month 1999 period compared to $0.39 and $0.49 in three and six month 1998 periods. Net loss for the three and six months ended May 31, 1999 was $0.35 and $1.82 per diluted common share compared to a net loss of $0.23 and $0.88 per diluted common share for the comparable 1998 periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations for the six months ended May 31, 1999 was $4.1 million versus $4.3 million in the comparable period of 1998. During the six month 1999 period, the Company was able to collect receivables and reduce inventory levels by a combined amount of $22.1 million. This is not only a reflection of the business seasonality, but also management's continued focus on working capital improvements. This cash inflow was used to reduce the outstanding payables and accrued expenses by approximately $14.8 million and to repay bank debt borrowed during the first six months of 1999.

Cash used in investing activities for the six month period in 1999 was $9.1 million compared to a cash usage of $17.0 million in the comparable 1998 period. The cash usage in the 1999 period is attributable to capital expenditures incurred in the implementation of the Company's restructuring plan. The cash usage in the 1998 period is mainly attributable to the acquisition of MSI and routine capital expenditures.

Cash provided from financing activities for the 1999 six month period was $9.3 million compared to cash provided in the comparable 1998 period of $28.6 million. The cash provided in the 1998 period is largely attributable to the March 1998 common stock offering. The most significant item in the 1999 period was the issuance of new high yield debt in a private placement offering, the proceeds of which were used to refinance the senior subordinated seller notes and the senior notes which were originally issued to affect the acquisition of the RPS division and to refinance certain other debt of the Company at the date of acquisition.

On January 26, 1999, the Company issued $123.0 million aggregate principal amount of 11.375% Senior Subordinated Notes due 2008 (the "Dollar Notes") and Euro 75.0 million ($87.0 million equivalent) aggregate principal amount of 11.375% Senior Subordinated Notes due 2008 (the "Euro Notes") in a private placement pursuant to Rule 144A (the "Offering"). The Notes will mature on August 1, 2008, and interest is payable semi-annually on February 1 and August 1 of each year, commencing August 1, 1999. The August 1, 1999 payment of approximately $11.8 million will be primarily funded from borrowings under the working capital facility and cash flows from operations. At July 23, 1999 the outstanding borrowings under the Company's revolving credit facility were $62.1 million. Available borrowings under the revolving working capital facility were $47.9 million at July 23, 1999, subject to the Company's borrowing base calculation and certain other loan covenants.

Net proceeds from the issuance of Senior Subordinated Notes due 2008 were used to redeem the Senior Subordinated Seller Notes and the Senior Notes. The Senior Subordinated Seller Notes were redeemed at an aggregate price of $176.7 million, representing principal of $170.0 million and accrued and unpaid interest thereon of $6.7 million. The Senior Notes were redeemed at an aggregate price of $23.2 million, representing principal of $22.5 million, accrued and unpaid interest hereon of $0.2 million and an applicable call premium of $0.5 million. In addition, the Company used approximately $9.1 million of the net proceeds to reduce borrowings under the revolving credit facility under the New Credit Agreement and to permanently reduce the bank working capital commitment from $120.0 million to $110.0 million.

During the first quarter of 1999, the Company incurred an extraordinary loss on debt extinguishment of approximately $6.2 million in connection with the refinancing of the Senior Notes and the Senior Subordinated Seller Notes with proceeds received from the Offering. This amount consists of $0.5 million of premiums on the Senior Notes and approximately $5.7 million of unamortized deferred issuance costs that were written off.

In connection with the acquisition of the RPS division, the Company has provided $20.3 million for certain costs it expects to incur to close down redundant operations in connection with the reorganization and rationalization of the RPS division's operations. As of May 31, 1999, the Company incurred approximately $8.9 million of charges against this reserve for projects initiated since the acquisition date, leaving a remaining balance of $11.4 million. The Company expects to incur approximately $5.0 million of charges in the third and fourth quarters of 1999. In addition, at November 30, 1998 the Company established a restructuring reserve related to the closure of its Glenrothes, Scotland location in the amount of $2.3 million. For the six month period ended May 31, 1999, the Company incurred costs of $1.8 million which were charged against the reserve leaving a remaining balance of $0.5 million. These charges relate to severance costs and facility closure expenses and write down of impaired assets. The Company expects the closure of this facility to be completed during the third quarter of 1999.

The Company has guaranteed loans to the Employees' Stock Ownership Plan ("ESOP") in the amounts of $5.7 million and $7.0 million at May 31, 1999 and November 30, 1998, respectively. The Trustee who holds the ESOP Preferred Stock, may elect to convert each preferred share to one common share in the event of a redemption by Tokheim, certain consolidations or mergers of Tokheim, or a redemption by the Trustee that is necessary to provide for distributions under the Company's Retirement Savings Plan. A participant may elect to receive a distribution from the plan in cash or common stock. If redeemed by the Trustee, the Company is responsible for purchasing the preferred stock at the twenty-five dollar floor value. The Company may elect to pay the redemption price in cash or an equivalent amount of common stock. Preferred stock dividends paid were $0.4 million and $0.8 million for each of the three and six month periods ended May 31, 1999 and 1998, respectively.

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

As of May 31, 1999, 98.0% of the Company's products worldwide had been tested for Year 2000 readiness. 93.0% of the Company's total product lines are Year 2000 ready, and the Company believes that the remaining products will be Year 2000 ready by December 1999. The Company's products presently being sold are Year 2000 ready. The Company is currently assessing which products in the field are not Year 2000 ready and its responsibility to the customers, if any, to remedy non-compliant products. This assessment is being done for all products sold by each entity with the assessment efforts focused on the recently acquired RPS Division locations. There is a possibility that certain third-party networks over which the POS systems must operate may not be Year 2000 ready, but the Company's products will still allow the pumping of petroleum products. The Company has surveyed its critical suppliers, and over half of the respondents have indicated that they are Year 2000 ready. The remainder of those responding have indicated that they are still working to achieve Year 2000 readiness, but none have indicated that they expect not to be ready. The Company believes that all of its information systems will be Year 2000 ready no later than the third quarter of 1999. The Company has identified systems which are installed in the field which are not Year 2000 compliant. The total costs associated with required modifications to become Year 2000 ready are not expected to be material to the Company's financial position results of operations or cash flows. The Company estimates that it will spend a total of approximately $3.7 million by December 31, 1999, of which approximately $2.2 million had been spent by May 31, 1999 to become Year 2000 ready. The Company has enlisted the assistance of a third-party consulting company to provide independent verification and validation of its entire Year 2000 plan.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operation, liquidity, and financial condition. The Company believes that the most likely failure scenario is that its POS systems that have not been updated in the field may fail, but the Company's dispensers will still allow the pumping of petroleum products. Under such a scenario, purchasers of petroleum products would still be able to use the dispensers but would be required to pay for their purchases at the cashier rather than at the pump.

Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, customers, and devices that interface with the Company's products, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity, or financial condition. The Year 2000 plan is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 readiness of its material external agents. The Company believes that, with the implementation of new business systems and completion of the Year 2000 plan as scheduled, the possibility of significant interruptions of normal operations should be reduced. However, contingency planning for all sections discussed above commenced in the fourth quarter of 1998, and the Company is currently focusing on assessing the potential Year 2000 problems that may arise and the risks of not becoming Year 2000 ready for each section mentioned. A contingency plan was developed in the first quarter of 1999 and distributed throughout the Company.

Former shareholders of MSI have filed a $30.0 million arbitration claim against the Company alleging fraud, breach of contract, tortious interference with contractual relations and breach of the implied good faith and fair dealing. The claims relate to the Company's acquisition of MSI in 1997 and the termination for cause of its president and chief executive officer in February 1999. The Company believes that the claims are without merit and will vigorously defend against the allegations. The Company has filed counter claims and is also seeking damages in excess of $4.0 million for breach of representations and warranties in the purchase agreement.

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

The indentures under which the Dollar Notes and the Euro Notes were issued (the "Indentures") and the New Credit Agreement contain a number of significant covenants. The New Credit Agreement requires the Company to maintain specified financial ratios and satisfy certain financial tests. Several covenants in the Credit Agreement were amended in the first quarter of 1999. The Company's ability to meet such financial ratios and tests may be affected by events beyond its control, including reduced purchases of dispensers and equipment by the major oil companies. The Company believes that there is a pent up demand in the major oil companies due to the lack of current purchases. If this purchasing weakness continues, there can be no assurance that the Company will remain in compliance with its covenants. In addition, the Indentures limit the ability of the Company and its subsidiaries to, among other things: incur additional debt; pay dividends on capital stock or repurchase capital stock or take certain other restricted payments; use the proceeds of certain asset sales; make certain investments; create liens on assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company;

and transfer and sell assets.

New Accounting Pronouncements

The Company has considered the impact that accounting pronouncements recently issued by the Financial Accounting Standards Board and American Institute of Certified Public Accountants will have on the Consolidated Financial Statements as of November 30, 1999. None of the pronouncements that have been issued but not yet adopted by the Company are expected to have a material impact on the Company's financial position, results of operations or cash flows. See also the footnotes to the financial statements.

                          PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  a. Exhibits

     Exhibit
       No.   Document
     ------- --------

      2.1    Stock Purchase Agreement, dated as of December 29, 1997 between
             Tokheim Corporation and Arthur S. ("Rusty") Elston, Ronald H.
             Elston, Eric E. Burwell and Curt E. Burwell (incorporated herein by reference to the Company's Current Report on Form 8-K, dated
             December 31, 1997).

      2.2    Master Agreement for Purchase and Sale of Shares, Assets, and
             Liabilities, dated as of June 19, 1998, between Tokheim
             Corporation and Schlumberger Limited (incorporated herein by reference to the Company's Current Report on Form 8-K/A dated
             October 1, 1998).

      2.3    Amendment No. 1 to the Master Agreement for Purchase and Sale of
             Shares, Assets and Liabilities, dated as of September 30, 1998 between Tokheim Corporation and Schlumberger Limited (incorporated herein by reference to the Company's Current Report on Form 8-
             K/A dated October 1, 1998).

      3.1 Restated Articles of Incorporation of Tokheim Corporation, as amended, as filed with the Indiana Secretary of State on February
             5, 1997 (incorporated herein by reference to the Company's
             Annual Report on Form 10-K/A for the year ended November 30,
             1996).

      3.2 Bylaws of Tokheim Corporation, as restated on July 12, 1995 and amended March 2, 1998 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended
             May 31, 1998).

      3.3    Articles of Incorporation of Monitec Corporation (now known as
             Envirotronic Systems, Inc.) (incorporated herein by reference to the Company's Registration Statement on Form S-4, filed April
             28, 1999, as amended).

      3.4    Articles of Amendment of the Articles of Incorporation of Monitec
             Corporation (changing name to Envirotronic Systems, Inc.)
             (incorporated herein by reference to the Company's Registration
             Statement on Form S-4, filed April 28, 1999, as amended).

      3.5 Bylaws of Envirotronic Systems, Inc. (incorporated herein by reference to the Company's Registration Statement on Form S-4, filed April 28, 1999, as amended).

      3.6    Amended and Restated Articles of Incorporation of William M.
             Wilson's Sons, Inc. (now known as Gasboy International, Inc.)
             (incorporated herein by reference to the Company's Registration
             Statement on Form S-4, filed April 28, 1999, as amended).

      3.7 Amendment No. 1 to Amended and Restated Articles of Incorporation of William M. Wilson's Sons, Inc. (incorporated herein by reference to the Company's Registration Statement on Form S-4, filed April
             28, 1999, as amended).

      3.8 Amendment No. 2 to Amended and Restated Articles of Incorporation of William M. Wilson's Sons, Inc. (incorporated herein by reference to the Company's Registration Statement on Form S-4, filed April
             28, 1999, as amended).

      3.9 Amendment No. 2 to Amended and Restated Articles of Incorporation of William M. Wilson's Sons, Inc. (changing name to Gasboy
             International, Inc.) (incorporated herein by reference to the Company's Registration Statement on Form S-4, filed April 28,
             1999, as amended).

     Exhibit
       No.   Document
     ------- --------
      3.10   Restated Bylaws of Gasboy International, Inc. (incorporated herein by reference to the Company's Registration Statement on Form S-4,
             filed April 28, 1999, as amended).

      3.11   Articles of Incorporation of Management Solutions of Colorado, Inc.
             (now known as Management Solutions, Inc.) (incorporated herein by reference to the Company's Registration Statement on Form S-4, filed April 28, 1999, as amended).

      3.12 Articles of Amendment to the Articles of Incorporation of Management Solutions of Colorado, Inc. (changing name to Management
             Solutions, Inc.) (incorporated herein by reference to the Company's Registration Statement on Form S-4, filed April 28,
             1999, as amended).

      3.13 Bylaws of Management Solutions, Inc. (incorporated herein by reference to the Company's Registration Statement on Form S-4, filed April 28, 1999, as amended).

      3.14   Articles of Incorporation of ESCIA, Inc. (now known as Sunbelt Hose
             & Petroleum Equipment, Inc.) (incorporated herein by reference to the Company's Registration Statement on Form S-4, filed April 28,
             1999, as amended).

      3.15   Articles of Amendment of ESCIA, Inc. (changing name to Sunbelt Hose
             & Petroleum Equipment, Inc.) (incorporated herein by reference to the Company's Registration Statement on Form S-4, filed April 28,
             1999, as amended).

      3.16 Bylaws of Sunbelt Hose & Petroleum Equipment, Inc. (incorporated herein by reference to the Company's Registration Statement on Form S-4, filed April 28, 1999, as amended).

      3.17 Articles of Incorporation of Tokheim Base Systems, Inc. (now known as Tokheim Automation Corporation) (incorporated herein by reference to the Company's Registration Statement on Form S-4, filed April 28, 1999, as amended).

      3.18   Articles of Amendment to the Articles of Incorporation of Tokheim
             Base Systems, Inc. (changing name to Mini Base Systems, Inc.)
             (incorporated herein by reference to the Company's Registration
             Statement on Form S-4, filed April 28, 1999, as amended).

      3.19   Articles of Amendment to the Articles of Incorporation of Mini Base
             Systems, Inc. (changing name to Tokheim Automation Corporation)
             (incorporated herein by reference to the Company's Registration
             Statement on Form S-4, filed April 28, 1999, as amended).

      3.20 Bylaws of Tokheim Automation Corporation (incorporated herein by reference to the Company's Registration Statement on Form S-4, filed April 28, 1999, as amended).

      3.21   Certificate of Incorporation of Tokheim Equipment Corporation
             (incorporated herein by reference to the Company's Registration
             Statement on Form S-4, filed April 28, 1999, as amended).

      3.22 Bylaws of Tokheim Equipment Corporation (incorporated herein by reference to the Company's Registration Statement on Form S-4, filed April 28, 1999, as amended).

      3.23 Articles of Incorporation of Tokheim Investment Corp (incorporated herein by reference to the Company's Registration Statement on Form S-4, filed April 28, 1999, as amended).

      3.24 Bylaws of Tokheim Investment Corp (incorporated herein by reference to the Company's Registration Statement on Form S-4, filed
             April 28, 1999, as amended).

      3.25 Certificate of Formation of Tokheim RPS, LLC (incorporated herein by reference to the Company's Registration Statement on Form S-4, filed April 28, 1999, as amended).

      3.26   Limited Liability Company Agreement of Tokheim RPS, LLC
             (incorporated herein by reference to the Company's Registration
             Statement on Form S-4, filed April 28, 1999, as amended).

      3.27 Articles of Organization of Tokheim Services LLC (incorporated herein by reference to the Company's Registration Statement on Form S-4, filed April 28, 1999, as amended).

      3.28   Limited Liability Company Agreement of Tokheim Services LLC
             (incorporated herein by reference to the Company's Registration
             Statement on Form S-4, filed April 28, 1999, as amended).

      4.1    Rights Agreement, dated as of January 22, 1997, between Tokheim
             Corporation and Harris Trust and Savings Bank, as Rights Agent
             (incorporated herein by reference to the Company's Current
             Report on Form 8-K, filed February 23, 1997).

      4.2    Amendment No. 1 to Rights Agreement, dated as of September 30,
             1998, between Tokheim Corporation and Harris Trust and Savings
             Bank (incorporated herein by reference to the Company's Current
             Report on Form 8-K/A dated October 1, 1998).

      4.3    Indenture, dated as of August 23, 1996, between Tokheim
             Corporation and Harris Trust and Savings Bank, as Trustee
             (incorporated herein by reference to the Company's Current
             Report on Form 8-K, filed September 23, 1996).

      4.4    Credit Agreement, dated as of September 3, 1996, among Tokheim
             Corporation, certain subsidiaries of Tokheim Corporation, certain banks and NBD Bank, N.A. (incorporated herein by reference to the Company's Current Report on Form 8-K, filed September 6, 1996).

      4.5    Amendment No. 1 to Credit Agreement, dated as of May 15, 1997
             (incorporated herein by reference to the Company's Annual
             Report on Form 10-K, for the year ended November 30, 1997, filed
             February 13, 1997).

      4.6    Amendment No. 2 to Credit Agreement, dated as of June 30, 1997
             (incorporated herein by reference to the Company's Annual
             Report on Form 10-K, for the year ended November 30, 1997, filed
             February 13, 1997).


     Exhibit
       No.   Document
     ------- --------
      4.7    Amendment No. 3 to Credit Agreement, dated as of September 25,
             1997 (incorporated herein by reference to the Company's Annual
             Report on Form 10-K, for the year ended November 30, 1997, filed
             February 13, 1997).

      4.8    Amendment No. 4 to Credit Agreement, dated as of December 29, 1997
             (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended November 30, 1997, filed February 13,
             1997).

      4.9    Amendment No. 5 to Credit Agreement, dated as of March 20, 1998
             (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended February 28, 1998).

      4.10   Securities Purchase Agreement, dated September 30, 1998, between
             Tokheim Corporation and Schlumberger Limited (incorporated herein by reference to the Company's Current Report on Form 8-K/A dated
             October 1, 1998).

      4.11   12% Senior Subordinated Note due January 28, 1999 in the amount of
             $170,000,000 (incorporated herein by reference to the Company's
             Current Report on Form 8-K/A dated October 1, 1998).

      4.12   Senior Subordinated Note Indenture, dated as of September 30,
             1998, among Tokheim Corporation, Management Solutions, Inc.,
             Tokheim Equipment Corporation, Tokheim RPS, LLC, Sunbelt Hose &
             Petroleum Equipment, Inc., Envirotronic Systems, Inc., Gasboy
             International, Inc., Tokheim Automation Corporation, Tokheim
             Investment Corp., as guarantors, and Harris Trust and Savings
             Bank, as trustee (incorporated herein by reference to the Company's Current Report on Form 8-K/A dated October 1, 1998).

      4.13   12% Junior Subordinated Note due 2008 in the amount of $40,000,000
             (incorporated herein by reference to the Company's Current Report on Form 8-K/A dated October 1, 1998).

      4.14   Junior Subordinated Note Indenture, dated as of September 30,
             1998, among Tokheim Corporation, Management Solutions, Inc.,
             Tokheim Equipment Corporation, Tokheim RPS, LLC, Sunbelt Hose &
             Petroleum Equipment, Inc., Envirotronic Systems, Inc., Gasboy
             International, Inc., Tokheim Automation Corporation, Tokheim
             Investment Corp., as guarantors, and Harris Trust and Savings
             Bank, as trustee (incorporated herein by reference to the Company's Current Report on Form 8-K/A dated October 1, 1998).

      4.15   Amendment No. 1 to Junior Subordinated Note Indenture, dated as of
             January 25, 1999 (incorporated herein by reference to the Company's
             Annual Report on Form 10-K, for the year ended September 30, 1998, filed March 1, 1999).

      4.16 Warrant to Purchase up to 19.9% of the Shares of Common Stock of Tokheim Corporation (incorporated herein by reference to the Company's Current Report on Form 8-K/A dated October 1, 1998).

      4.17 Form of Roll-Over Note (incorporated herein by reference to the Company's Current Report on Form 8-K/A dated October 1, 1998).

      4.18   Registration Rights Agreement, dated September 30, 1998, between
             Tokheim Corporation and Schlumberger Limited (incorporated herein by reference to the Company's Current Report on Form 8-K/A dated
             October 1, 1998).

      4.19   Note Purchase Agreement, dated as of September 30, 1998, among
             Tokheim Corporation, the Subsidiaries and the Purchasers
             (incorporated herein by reference to the Company's Current Report on Form 8-K/A dated October 1, 1998).


     Exhibit
       No.   Document
     ------- --------
      4.20   Amended and Restated Credit Agreement, dated as of September 30,
             1998, among Tokheim Corporation, the Borrowing Subsidiaries, the
             Lenders and NBD Bank, N.A. as administrative agent and Credit
             Lyonnais as documentation and collateral agent and Gleacher
             NatWest Inc. and Bankers Trust Company as co-syndication agents
             (incorporated herein by reference to the Company's Current Report on Form 8-K/A dated October 1, 1998).




      4.21   Second Amended and Restated Credit Agreement, dated as of December
             14, 1998, among Tokheim Corporation, the Borrowing Subsidiaries, the Lenders and NBD Bank, N.A. as administrative agent and Credit
             Lyonnais as documentation and collateral agent and Gleacher
             NatWest Inc. and Bankers Trust Company as co-syndication agents
             (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended September 30, 1998, filed March 1,
             1999).

      4.22   Consent and Amendment No. 1 to Amended and Restated Credit
             Agreement, dated as of January 11, 1999 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended February 28, 1999, filed April 14, 1999).

      4.23 Amendment No. 2 to Amended and Restated Credit Agreement, dated as of March 1, 1999 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended
             February 28, 1999, filed April 14, 1999).

      4.24 Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of February 27, 1999 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended
             February 28, 1999, filed April 14, 1999).

      4.25   Dollar Notes Indenture, dated as of January 29, 1999, among
             Tokheim Corporation, BT Alex. Brown, Credit Lyonnais Securities,
             First Chicago Capital Markets, Inc., Gleacher NatWest
             International, ABN AMRO Incorporated, PaineWebber Incorporated,
             Schroder & Co. Inc. and certain subsidiary guarantors of Tokheim
             Corporation (incorporated herein by reference to the Company's
             Registration Statement on Form S-4, filed April 28, 1999, as amended).

      4.26   Euro Notes Indenture, dated as of January 29, 1999, among Tokheim
             Corporation, BT Alex. Brown, Credit Lyonnais Securities, First
             Chicago Capital Markets, Inc., Gleacher NatWest International, ABN
             AMRO Incorporated, PaineWebber Incorporated, Schroder & Co. Inc.
             and certain subsidiary guarantors of Tokheim Corporation
             (incorporated herein by reference to the Company's Registration
             Statement on Form S-4, filed April 28, 1999, as amended).

      4.27   Dollar Registration Rights Agreement, dated as of January 29,
             1999, among Tokheim Corporation, BT Alex. Brown, Credit Lyonnais
             Securities, First Chicago Capital Markets, Inc., Gleacher NatWest
             International, ABN AMRO Incorporated, PaineWebber Incorporated,
             Schroder & Co. Inc. and certain subsidiary guarantors of Tokheim
             Corporation (incorporated herein by reference to the Company's
             Annual Report on Form 10-K, for the year ended September 30, 1998, filed March 1, 1999).

      4.28 Euro Registration Rights Agreement, dated as of January 29, 1999, among Tokheim Corporation, BT Alex. Brown, Credit Lyonnais
             Securities, First Chicago Capital Markets, Inc., Gleacher NatWest
             International, ABN AMRO Incorporated, PaineWebber Incorporated,
             Schroder & Co. Inc. and certain subsidiary guarantors of Tokheim
             Corporation (incorporated herein by reference to the Company's
             Annual Report on Form 10-K, for the year ended September 30, 1998, filed March 1, 1999).

     10.1    Tokheim Corporation 1992 Stock Incentive Plan, established
             December 15, 1992 (incorporated herein by reference to the Company's Registration Statement on Form S-8, File No. 33-52167, dated February 4, 1994).


     Exhibit
       No.   Document
     ------- --------
      10.2   Retirement Savings Plan for Employees of Tokheim Corporation and
             Subsidiaries (incorporated herein by reference to Amendment No. 1 to the Company's Registration Statement on Form S-8, File No.
             33-29710, dated August 1, 1989).

      10.3   Tokheim Corporation 1996 Key Management Incentive Bonus Plan
             (incorporated herein by reference to the Company's Report on Form 10-Q/A, for the quarter ended February 29, 1996, filed
             November 20, 1996).

      10.4   Employment Agreement, dated December 10, 1997, between the
             Registrant and Douglas K. Pinner (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
             November 30, 1997).

      10.5   Employment Agreement, dated December 23, 1997, between the
             Registrant and John A. Negovetich (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1997).

      10.6   Employment Agreement, dated December 23, 1997, between the
             Registrant and Jacques St-Denis (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
             November 30, 1997).

      10.7   Employment Agreement, dated December 23, 1997, between the
             Registrant and Norman L. Roelke (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
             November 30, 1997).

      10.8   Employment Agreement, dated December 23, 1997, between the
             Registrant and Scott A. Swogger (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended
             November 30, 1997).

      10.9 Technology License Agreement, effective as of December 1, 1997, between Tokheim and Gilbarco, Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1997).

      10.10 Tokheim Corporation 1997 Incentive Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended November 39, 1997).

      10.11  Employment Agreement, dated December 31, 1997, between Management
             Solutions, Inc. and Arthur S. Elston (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended November 30, 1997).

      11.1   Statement re computation of per share earnings.

      27.1   Financial Data Schedule.


     b.  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        TOKHEIM CORPORATION

Date: July 27, 1999                     /s/ Douglas K. Pinner
                                        ---------------------------------
                                        Chairman, President and Chief
                                        Executive Officer

Date: July 27, 1999                     /s/ John A. Negovetich
                                        ---------------------------------
                                        Executive Vice-President, Finance
                                        and Administration and Chief Financial
                                        Officer

Exhibit Index

  Exhibit
    No.     Document
  -------   --------

   11.1     Statement re computation of per share earnings.
   27.1     Financial Data Schedule