Form 10-Q/A
period 1999-05-31
TOKHEIM CORP
filed 1999-09-17
CIK 98559

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A

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

TOKHEIM CORPORATION AND SUBSIDIARIES


Consolidated Condensed Statement of Earnings
(Amounts in thousands except amounts per share)
                                                                       (UNAUDITED)                     (UNAUDITED)
                                                                     Three Months Ended             Six Months Ended
                                                                     -------------------            -----------------
                                                                   May 31,         May 31,        May 31,         May 31,
                                                                    1999            1998           1999            1998

NET SALES....................................................  $   177,010     $    99,652    $   343,204     $   190,505

Cost of sales, exclusive of items listed below...............      131,775          73,118        265,071         140,191
Selling, general, and administrative expenses................       27,939          18,637         53,706          34,894
Depreciation and amortization................................        6,068           2,619         12,960           5,118
Merger and acquisition costs and other unusual items.........        3,700             345          4,823           6,333
                                                                   -------          ------        -------         -------
Operating profit.............................................        7,528           4,933          6,644           3,969
                                                                   -------          ------        -------         -------

Interest expense, net........................................       12,358           3,322         24,665           7,333
Foreign currency  (gain) loss ...............................        1,417            (815)         2,855            (780)
Minority interest............................................           (5)            (10)            89              63
Other (income), net ..........................................      (1,155)           (499)        (1,309)           (278)
                                                                   -------          ------        -------         -------

Earnings (loss) before income taxes..........................       (5,087)          2,935        (19,656)         (2,369)
Income taxes.................................................          (89)            508           (482)            809
                                                                   -------          ------        -------         -------

Earnings (loss) before extraordinary item....................       (4,998)          2,427        (19,174)         (3,178)
Extraordinary loss on debt extinguishment....................           --          (4,965)        (6,249)         (4,965)
                                                                   -------          ------        -------         -------

NET  LOSS...................................................   $    (4,998)    $    (2,538)   $   (25,423)    $    (8,143)
                                                                   =======          ======        =======         =======

Preferred stock dividends....................................         (374)           (370)   $      (747)    $      (744)

     Loss applicable to common stock.........................  $    (5,372)    $    (2,908)   $   (26,170)    $    (8,887)

Earnings (loss) per common share:
   Basic:
     Before extraordinary loss...............................  $     (0.42)    $      0.17    $     (1.57)    $     (0.39)
     Extraordinary loss on debt extinguishment...............           --           (0.42)         (0.50)          (0.49)
                                                                   -------          ------        -------         -------
     Net loss................................................  $     (0.42     $     (0.25)   $     (2.07)    $     (0.88)
                                                                   =======          ======        =======         =======
     Weighted average shares outstanding.....................       12,669          11,884         12,666          10,087

   Diluted:
     Before extraordinary loss...............................  $     (0.42)    $      0.16    $     (1.57)    $     (0.39)
     Extraordinary loss on debt extinguishment...............           --           (0.42)         (0.50)          (0.49)
                                                                   -------          ------        -------         -------
     Net loss................................................  $     (0.42)    $     (0.23)   $     (2.07)    $     (0.88)
                                                                   =======          ======        =======         =======
     Weighted average shares outstanding.....................       12,669          12,881         12,666          10,087

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
                                                               ===========     ===========

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company has amended the Form 10-Q for the three and six month period ended May 31, 1999 to revise the loss per common share amounts to exclude from weighted average shares outstanding the 2,526,923 shares of Tokheim Corporation Common Stock that can be purchased through the exercise of warrants after January 29, 1999. The shares associated with the warrants were incorrectly included in the weighted average shares outstanding used to calculate the loss per common share (both basic and diluted).

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

As a result of the above mentioned items, loss before extraordinary item was $5.0 million and $19.2 million for the three and six month 1999 periods compared to earnings of $2.4 million and loss of $3.2 million in the comparable 1998 periods. Diluted loss per common share before extraordinary item for the three and six month 1999 periods was $0.42 and $1.57 compared to earnings of $0.16 and loss of $0.39 in the three and six month 1998 periods. Diluted loss per common share from extraordinary loss on debt extinguishment was $0.50 in the six month 1999 period compared to $0.39 and $0.49 in three and six month 1998 periods. Net loss for the three and six months ended May 31, 1999 was $0.42 and $2.07 per diluted common share compared to a net loss of $0.23 and $0.88 per diluted common share for the comparable 1998 periods.

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

                                        TOKHEIM CORPORATION

Date: September 16, 1999                /s/ Douglas K. Pinner
                                        ---------------------------------
                                        Chairman, President and Chief
                                        Executive Officer

Date: September 16, 1999                /s/ John A. Negovetich
                                        ---------------------------------
                                        Executive Vice-President, Finance
                                        and Administration and Chief Financial
                                        Officer

Exhibit Index

  Exhibit
    No.     Document
  -------   --------

   11.1     Statement re computation of per share earnings.
   27.1     Financial Data Schedule