Form 10-Q
period 1999-08-31
TOKHEIM CORP
filed 1999-10-15
CIK 98559

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1999

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

     Yes (X)        No

As of August 31, 1999, 12,671,383 shares of voting common stock were outstanding.

The exhibit index is located on page 21.

PART I.     FINANCIAL INFORMATION

Item 1.   Financial Statements

TOKHEIM CORPORATION AND SUBSIDIARIES


Consolidated Condensed Statement of Earnings
(Amounts in thousands except amounts per share)

                                                             (UNAUDITED)                              (UNAUDITED)
                                                         Three Months Ended                        Nine  Months Ended
                                                     August 31,       August 31,              August 31,       August 31,
                                                        1999             1998                    1999             1998
                                                   -------------------------------          --------------------------------
NET SALES......................................... $   169,170        $    101,492          $    512,374        $    291,997

Cost of sales, exclusive of items listed below....     128,927              73,782               393,999             213,975
Selling, general, and administrative expenses.....      25,023              18,298                78,729              53,192
Depreciation and amortization.....................       6,319               2,681                19,279               7,799
Merger and acquisition costs and other unusual
 items............................................       1,292                 263                 6,115               6,596
                                                   -----------        ------------          ------------        ------------
                 Operating profit                        7,609               6,468                14,252              10,435
                                                   -----------        ------------          ------------        ------------

Interest expense, net.............................      13,279               2,549                37,944               9,882
Foreign currency  (gain) loss ....................        (483)                (33)                2,372                (813)
Minority interest.................................          (2)                227                    88                 289
Other (income), net ..............................         261                 (54)               (1,048)               (332)
                                                   -----------        ------------          ------------        ------------

Earnings (loss) before income taxes and
 extraordinary item...............................      (5,446)              3,779               (25,104)              1,409
Income taxes......................................           2                 850                  (480)              1,658
                                                   -----------        ------------          ------------        ------------

Earnings (loss) before extraordinary item.........      (5,448)              2,929               (24,624)               (249)
Extraordinary loss on debt extinguishment.........          --                  --                (6,249)             (4,965)
                                                   -----------        ------------          ------------        ------------
               NET EARNINGS (LOSS)                 $    (5,448)       $      2,929          $    (30,873)       $     (5,214)
                                                   ===========        ============          ============        ============
Preferred stock dividends......................... $      (376)       $       (370)         $     (1,124)       $     (1,113)

     Earnings (loss) applicable to common stock... $    (5,824)       $      2,559          $    (31,997)       $     (6,327)

Earnings (loss) per common share:
   Basic:
     Before extraordinary loss.................... $     (0.46)       $       0.20          $      (2.03)       $      (0.12)
     Extraordinary loss on debt extinguishment....          --                  --                 (0.49)              (0.45)
                                                   -----------        ------------          ------------        ------------
     Net earnings (loss).......................... $     (0.46)       $       0.20          $      (2.52)       $      (0.57)
                                                   ===========        ============          ============        ============
     Weighted average shares outstanding..........      12,670              12,631                12,667              10,925

   Diluted:
     Before extraordinary loss.................... $     (0.46)       $       0.19          $      (2.03)       $      (0.12)
     Extraordinary loss on debt extinguishment....          --                  --                 (0.49)              (0.45)
                                                   -----------        ------------          ------------        ------------
     Net earnings (loss).......................... $     (0.46)       $       0.19          $      (2.52)       $      (0.57)
                                                   ===========        ============          ============        ============
     Weighted average shares outstanding..........      12,670              13,618                12,667              10,925


TOKHEIM CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

Consolidated Condensed Balance Sheet
(In thousands)                                      (UNAUDITED)
                                                     August 31,         November 30,
                                                        1999                1998
                                                    --------------------------------
ASSETS
Current assets:
Cash and cash equivalents......................... $     20,985        $     26,801
Accounts receivable, net..........................      150,880             172,693
Inventories:
   Raw materials and supplies.....................       58,795              70,545
   Work in process................................       15,503              27,418
   Finished goods.................................       30,839              25,070
                                                   ------------        ------------
                                                        105,137             123,033

Other current assets..............................       16,923              19,139
                                                   ------------        ------------
Total current assets..............................      293,925             341,666


Property, plant, and equipment, net...............       75,895              77,905
Other tangible assets.............................        2,226               4,873
Goodwill, net.....................................      296,307             324,113
Other non-current assets and deferred
 charges, net.....................................       36,667              28,085
                                                   ------------        ------------
Total assets...................................... $    705,020        $    776,642
                                                   ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt..............       57,629               2,110
Notes payable to banks............................          194                 410
Cash overdrafts...................................       19,852              15,064
Accounts payable..................................       73,297              95,322
Accrued expenses..................................      116,584             136,164
                                                   ------------        ------------
Total current liabilities.........................      267,556             249,070

Notes payable, bank credit agreement..............      147,520             182,145
Senior notes......................................           --              22,500
Senior subordinated notes.........................      202,298             170,000
Junior subordinated Payment In Kind note..........       43,709              40,000
Other long-term debt, less current maturities.....        3,616               4,115
Guaranteed Employees' Stock Ownership Plan
  obligation......................................        5,029               6,987
Post-retirement benefit liability.................       14,883              14,418
Minimum pension liability.........................        3,135               3,135
Other long-term liabilities.......................        5,739               7,511
                                                   ------------        ------------
                                                        693,485             699,881
                                                   ============        ============

Redeemable convertible preferred stock............       24,000              24,000
Guaranteed Employees' Stock Ownership Plan
  obligation......................................       (5,029)             (6,987)
Treasury stock, at cost...........................       (4,156)             (4,883)
                                                   ------------        ------------
                                                         14,815              12,130
                                                   ------------        ------------

Common stock......................................       90,375              90,354
Common stock warrants.............................       20,000              20,000
Minimum pension liability.........................       (3,135)             (3,135)
Foreign currency translation adjustments..........      (58,697)            (22,598)
Accumulated deficit...............................      (51,291)            (19,295)
                                                   ------------        ------------
                                                         (2,748)             65,326
Less treasury stock, at cost......................         (532)               (695)
                                                   ------------        ------------
                                                         (3,280)             64,631
                                                   ------------        ------------
Total liabilities and shareholders' equity........ $    705,020        $    776,642
                                                   ============        ============

TOKHEIM CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

Consolidated Condensed
Statement of Cash Flows                                                   (UNAUDITED)
(In thousands)                                                         Nine Months Ended
                                                                     August 31,  August 31,
                                                                       1999       1998
                                                                    ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss.......................................................... $  (30,873)  $  (5,214)
Adjustments to reconcile net loss to cash used in operations:
       Write-off of in process research and development...........         --       5,879
       Payment in kind interest...................................      3,709          --
       Extraordinary loss on debt extinguishment..................      6,249       4,965
       Depreciation and amortization..............................     19,279       8,930
       Gain on sale of property and equipment.....................     (1,240)          2
    Changes in assets and liabilities:
        Accounts receivable, net..................................     11,686       3,559
        Inventories...............................................     11,924          97
        Accounts payable..........................................    (17,334)     (9,356)
        Accrued expenses..........................................    (14,394)     (5,730)
        Long term deferred assets.................................     (2,610)         --
        Other.....................................................     (6,989)     (4,732)
                                                                  ------------  ----------
Net cash used in operating activities.............................    (20,593)     (1,600)
                                                                  ------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition, net of cash acquired.................................         --     (12,137)
Proceeds from the sales of property and equipment.................      3,842         411
Plant and equipment additions.....................................    (15,695)     (7,390)
                                                                  ------------  ----------
Net cash used in investing activities.............................    (11,853)    (19,116)
                                                                  ------------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of senior notes........................................    (22,500)         --
Proceeds from senior subordinated notes..........................     209,647          --
Redemption of senior subordinated notes...........................   (170,000)    (35,382)
Increase (decrease) in other debt.................................       (280)         --
Increase (decrease) in notes payable, banks.......................     21,000      (4,594)
Increase in cash overdraft........................................      5,830       2,215
Equity issuance costs.............................................         --      (4,885)
Deferred debt issuance costs......................................     (8,066)         --
Proceeds from issuance of common stock............................         22      73,281
Premiums paid on debt extinguishment..............................       (555)     (3,450)
Other.............................................................        890        (760)
Preferred stock dividends.........................................     (1,124)     (1,113)
                                                                  ------------  ----------
Net cash provided from financing activities.......................     34,864      25,312
                                                                  ------------  ----------
EFFECT OF TRANSLATION ADJUSTMENT ON CASH..........................     (8,234)       (939)

CASH AND CASH EQUIVALENTS:
Increase (decrease) in cash......................................      (5,816)      3,657
Beginning of year.................................................     26,801       6,438
                                                                  ------------  ----------
End of period.....................................................  $  20,985   $  10,095
                                                                  ============  ==========

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of the interim periods presented. This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements included in Tokheim Corporation's (the "Company") Annual Report to Shareholders for the year ended November 30, 1998. The results of operations for the three and nine months ended August 31, 1999 are not necessarily indicative of the results expected for the full year or any other interim period.

Amounts for the year ended November 30, 1998 were derived from audited financial statements included in the 1998 Annual Report to Shareholders.


1.  NEW ACCOUNTING PRONOUNCEMENTS

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

The Company will adopt SFAS No. 130, "Reporting Comprehensive Income", for the year ending November 30, 1999 by including a separate statement of comprehensive income as part of the consolidated financial statements. Total comprehensive loss for the three and nine month periods ended August 31, 1999 was $41.6 million and $67.0 million compared to earnings of $1.6 million and a loss of $6.5 million in the comparable 1998 periods. The other components of comprehensive loss in addition to net loss for the three and nine month periods consist of foreign currency translation adjustments and minimum pension liability.


2.  SENIOR SUBORDINATED NOTES

On January 26, 1999, the Company issued $123.0 million aggregate principal amount of 11.375% Senior Subordinated Notes due 2008 (the "Dollar Notes") and Euro 75.0 million ($87.0 million equivalent) aggregate principal amount of 11.375% Senior Subordinated Notes due 2008 (the "Euro Notes") in a private placement pursuant to Rule 144A (the "Offering"). The Notes will mature on August 1, 2008, and interest is payable semi-annually on February 1 and August 1 of each year, commencing August 1, 1999. The Company used the net proceeds from the Offering to redeem in whole, the $170.0 million Senior Subordinated Seller Notes and the $22.5 million Senior Notes. In addition, the Company used approximately $9.1 million of the net proceeds to reduce borrowings under the revolving credit facility under the New Credit Agreement and to permanently reduce the bank revolving credit commitment from $120.0 million to $110.0 million.

The Company has designated the Euro 75.0 million of Senior Subordinated Notes as a hedge instrument against its' foreign denominated intercompany long term notes receivable held by domestic subsidiaries. As such, any gains or losses on translation of these notes to U.S. dollars are recorded in the Shareholders Equity section of the balance sheet. For the nine months ended August 31, 1999 the Company recognized $7.7 million currency translation gain due to the devaluation of the Euro as compared to the U.S. dollar.

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

Each of the Dollar Notes and the Euro Notes will be redeemable, at the Company's option, in whole at any time, or in part from time to time, on and after February 1, 2004, upon not less than 30 nor more than 60 days' notice, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on February 1 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

          --------------------------------------------------------
                   Year                              Percentage
          --------------------------------------------------------
           2004                 ..................     105.688%
          --------------------------------------------------------
           2005                 ..................     103.792%
          --------------------------------------------------------
           2006                 ..................     101.896%
          --------------------------------------------------------
           2007 and thereafter  ..................     100.000%
          --------------------------------------------------------

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

The Company and the subsidiary guarantors have entered into a Registration Rights Agreement pertaining to the Dollar Notes and another Registration Rights Agreement pertaining to the Euro Notes (together, the "Registration Rights Agreements"). The Registration Rights Agreements require the Company to, at its own cost, (i) within 90 days after the Issue Date, file a registration statement on the appropriate registration form (the "Exchange Offer Registration Statement") with the Securities and Exchange Commission (the "Commission") with respect to the notes (the "Exchange Notes") which will have terms substantially identical in all material respects to the Dollar Notes or the Euro Notes, as the case may be, (except that the Exchange Notes will not contain terms with respect to transfer restrictions or liquidated damages), (ii) use its best efforts to cause the Exchange Offer Registration Statement to be declared effective under the Securities Act within 150 days after the Issue Date and (iii) use its best efforts to consummate the Exchange Offer within 195 days after the Issue Date.

The Company has filed the Exchange Offer Registration Statement described above and the Exchange Offer Registration Statement was declared effective by the Commission on September 22, 1999. The

Exchange Offer is currently being conducted, and the Company is offering the Exchange Notes in Exchange for surrender of the Euro Notes and Dollar Notes.

The Company failed to have the Exchange Offer Registration Statement declared effective within 150 days of the Issue Date. As such, the Company was obligated to pay the holders of the Dollar Notes and the Euro Notes an additional interest premium of 0.5% until September 22, 1999, the date the Exchange Offer Registration Statement was declared effective. In addition, the Company has failed to consummate the Exchange Offer within 195 days of the Issue Date. As such, the Company is obligated to pay the holders of the Dollar Notes and the Euro Notes an additional premium of 0.5% from the date the Exchange Offer Registration Statement was declared effective until the date the Exchange Offer is consummated, subject to an additional increase of 0.5% after 90 days and for each 90 day period thereafter (up to a maximum of 1.0% per annum).


3.  ACQUISITION

On September 30, 1998, the Company completed the acquisition of the RPS division of Schlumberger Limited. As part of the purchase price, the Company issued warrants exercisable for five years, beginning on January 30, 1999 to purchase at a nominal price, 2,526,923 shares of the Company's common stock. The warrants are considered potential common stock under the guidelines of SFAS No. 128 "Earnings Per Share" for purposes of calculating diluted earnings per share and will be reflected as shares outstanding when the Company is in an earnings position.

As part of the purchase price of the RPS division, the Company has provided $20.3 million for certain costs it expects to incur to close down redundant operations in connection with the reorganization and rationalization of the RPS division's operations. As of August 31, 1999, the Company has incurred and charged approximately $11.1 million against this accrued liability for projects initiated since the acquisition date, leaving a remaining balance of $9.2 million. The Company expects to incur in excess of $2.8 million of restructuring charges in the fourth quarter of 1999. In addition, at November 30, 1998 the Company established a restructuring reserve related to the closure of its Glenrothes, Scotland location in the amount of $5.1 million. For the nine month period ended August 31, 1999, the Company incurred costs of $4.6 million which were charged against the reserve leaving a remaining balance of $0.5 million. These charges relate to severance costs and facility closure expenses. The Company expects the closure of this facility to be completed during the fourth quarter of 1999.

4.  BANK CREDIT AGREEMENT

During the quarter ended August 31, 1999, the Company failed to satisfy certain financial covenants contained in its New Credit Agreement. The Company has received waivers relating to the financial covenant defaults for the fiscal quarter ended August 31, 1999 and has also amended its New Credit Agreement to, among other things, amend the related financial covenants that cover the Company's fourth fiscal quarter of 1999 and periods thereafter. In connection with amending the New Credit Agreement, the Company has agreed to obtain $50.0 million by issuing new equity type securities and pay down the New Credit Agreement balance on or before January 25, 2000. The Company believes that it can obtain such additional equity on or before January 25, 2000 or complete alternative refinancing arrangements and meet the amended financial covenants in future periods. As such, the Company has reclassified $50.0 million of the indebtedness under the New Credit Agreement to current liabilities. However, there can be no assurance that the $50.0 million in additional equity type securities will be obtained by the Company nor that alternative refinancing can be secured and the failure to do so would create an event of default under the amended New Credit Agreement. See further discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations.

5.  Guarantor and Nonguarantor Financial Statements

The Dollar Notes and the Euro Notes are, and the exchange notes which will be issued in the exchange offer for the Dollar Notes and the Euro Notes will be, general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, and guaranteed on a full, unconditional, joint and several basis by the Company's wholly-owned domestic subsidiaries.

The following condensed consolidating financial information presents: (1) Condensed consolidating financial statements as of August 31, 1999 and August 31, 1998 and for the nine months ended August 31, 1999 and 1998, of (a) Tokheim Corporation, the parent; (b) the guarantor subsidiaries; (c) the nonguarantor subsidiaries; and (d) the Company on a consolidated basis, and (2) Elimination entries necessary to consolidate Tokheim Corporation, the parent, with guarantor and nonguarantor subsidiaries.

Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor and nonguarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. Separate financial statements for the guarantor subsidiaries and the nonguarantor subsidiaries are not presented because management believes that such financial statements would not be meaningful to investors.

                  CONSOLIDATED CONDENSED STATEMENT OF EARNINGS

                   For the nine months ended August 31, 1999
                            (Amounts in thousands)

                                                                           Guarantor   Nonguarantor                Consolidated
                                                              Parent     Subsidiaries  Subsidiaries  Eliminations     Total
                                                            ----------    ------------  ------------  ------------  ----------
Net sales.................................................  $  121,653   $  68,050     $  332,923    $  (10,252)    $  512,374
Cost of sales, exclusive of items listed below............      93,104      47,608        263,539       (10,252)       393,999
Selling, general, and administrative expenses.............      20,429      19,946         38,353            --         78,729
Depreciation and amortization.............................       3,755       3,465         12,060            --         19,279
Merger and acquisition costs and other unusual items......         887         686          4,541            --          6,115
                                                            ----------   ---------     ----------    ----------     ----------
Operating profit (loss)...................................       3,478      (3,656)        14,430             0         14,252
Interest (income) expense, net............................      10,169        (327)        28,101            (0)        37,944
Foreign currency loss.....................................         316         800          1,256            --          2,372
Equity in (earnings) loss of consolidated subsidiaries....      12,874          --             --       (12,874)            --
Minority interest.........................................          --          --             88            --             88
Other (income) expense, net...............................       4,689     (23,909)        18,172            --         (1,048)
                                                            ----------   ---------     ----------    ----------     ----------
Earnings (loss) before income taxes.......................     (24,570)     19,779        (33,187)       12,874        (25,104)
Income taxes..............................................          54        (335)          (198)           (1)          (480)
                                                            ----------   ---------     ----------    ----------     ----------
Earnings (loss) before extraordinary item.................     (24,624)     20,114        (32,989)       12,875        (24,624)
Extraordinary loss on debt extinguishment.................      (6,249)         --             --            --         (6,249)
                                                            ----------   ---------     ----------    ----------     ----------
Net earnings (loss).......................................  $  (30,873)  $  20,114     $  (32,989)   $   12,875     $  (30,873)
                                                            ==========   =========     ==========    ==========     ==========

                  CONSOLIDATED CONDENSED STATEMENT OF EARNINGS

                   For the nine months ended August 31, 1998
                            (Amounts in thousands)

                                                                           Guarantor   Nonguarantor                Consolidated
                                                              Parent     Subsidiaries  Subsidiaries  Eliminations     Total
                                                            ----------    ------------  ------------  ------------  ----------
Net sales.................................................  $  110,264   $  43,658     $  151,182    $  (13,106)    $  291,997
Cost of sales, exclusive of items listed below............      83,607      27,821        115,653       (13,106)       213,975
Selling, general, and administrative expenses.............      24,163       8,189         20,840            --         53,192
Depreciation and amortization.............................       3,017         661          4,121            --          7,799
Merger and acquisition costs and other unusual items......       6,218          --            378            --          6,596
                                                            ----------   ---------     ----------    ----------     ----------
Operating profit (loss)...................................      (6,741)      6,987         10,190            (0)        10,435
Interest (income) expense, net............................       2,973         (59)         6,968            (0)         9,882
Foreign currency loss.....................................        (932)        (30)           148            --           (813)
Equity in (earnings) loss of consolidated subsidiaries....      (3,946)         --             --         3,946             --
Minority interest.........................................          --          --            289            --            289
Other (income) expense, net...............................      (4,648)     (1,328)         5,643            --           (332)
                                                            ----------   ---------     ----------    ----------     ----------
Earnings (loss) before income taxes.......................        (188)      8,404         (2,858)       (3,946)         1,409
Income taxes..............................................          61         426          1,214           (41)         1,658
                                                            ----------   ---------     ----------    ----------     ----------
Earnings (loss) before extraordinary item.................        (249)      7,978         (4,072)       (3,905)          (249)
Extraordinary loss on debt extinguishment.................      (4,965)         --             --            --         (4,965)
                                                            ----------   ---------     ----------    ----------     ----------
Net earnings (loss).......................................  $   (5,214)  $   7,978     $   (4,072)   $   (3,905)    $   (5,214)
                                                            ==========   =========     ==========    ==========     ==========

                                      10

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                   For the nine months ended August 31, 1999
                            (Amounts in thousands)

                                                Guarantor      Nonguarantor                   Consolidated
                                Parent         Subsidiaries    Subsidiaries   Eliminations       Total
                               ---------       ------------    ------------   ------------    ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net cash provided by
   (used in) operations.       $ (30,303)          $  1,668        $ (4,832)      $ 12,874       $ (20,593)
CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Plant and equipment
   additions............         (12,180)             2,550          (6,065)            --         (15,695)
  Proceeds from sale of
   property and
   equipment............           8,535             (6,950)          2,257             --           3,842
  Investments in and
   advances to
   subsidiaries, net....          12,874                 --              --        (12,874)             --
                               ---------           --------        --------       --------       ---------
    Net cash provided
     from (used in)
     investing
     activities.........           9,229             (4,400)         (3,808)       (12,874)        (11,853)
CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Redemption of senior
   notes................         (22,500)                --              --             --         (22,500)
  Proceeds from issuance
   of senior subordinated
   notes................         209,647                 --              --             --         209,647
  Redemption of issuance
   of senior subordinated
   notes................        (170,000)                --              --             --        (170,000)
  Increase (decrease) in
   term debt............              --                 --            (280)            --            (280)
  Increase (decrease)
   notes payable, banks.          17,000              4,000              --             --          21,000
  Increase (decrease)
   cash overdraft.......            (131)                (6)          5,967             --           5,830
  Debt issuance costs...          (8,066)                --              --             --          (8,066)
  Premiums paid on debt
   extinguishment.......            (555)                --              --             --            (555)
  Other.................             890                 --              --             --             890
  Proceeds from issuance
   of common stock......              22                 --              --             --              22
  Preferred stock
   dividends............          (1,124)                --              --             --          (1,124)
                               ---------           --------        --------       --------       ---------
    Net cash provided
     from (used in)
     financing
     activities.........          25,183              3,994           5,687             --          34,864

EFFECT OF TRANSLATION
 ADJUSTMENT ON CASH....           (2,207)            (2,717)         (3,310)            --          (8,234)
                               ---------           --------        --------       --------       ---------
CASH AND CASH
 EQUIVALENTS:
  Increase (decrease) in
   cash.................           1,902             (1,456)         (6,263)            --          (5,816)
  Beginning of year.....             849              5,381          20,571             --          26,801
                               ---------           --------        --------       --------       ---------
  End of period.........       $   2,751           $  3,925        $ 14,308       $     --       $  20,985
                               =========           ========        ========       ========       =========

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                     For the nine months ended August 31, 1998
                            (Amounts In thousands)

                                   Guarantor   Nonguarantor              Consolidated
                         Parent   Subsidiaries Subsidiaries Eliminations    Total
                        --------  ------------ ------------ ------------ ------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net cash provided by
   (used in)
   operations.......... $(21,289)   $  3,836     $ 19,799     $(3,946)     $ (1,600)
CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Plant and equipment
   additions...........   (4,061)     (1,000)      (2,329)         --        (7,390)
  Proceeds from sale of
   property and
   equipment...........       62           8          341          --           411
  Investments in and
   advances to
   subsidiaries, net...  (12,137)         --         (3,946)      3,946       (12,137)
                        --------    --------      -------      -------     --------
Net cash provided from
 (used in) investing
 activities............  (16,136)       (992)      (5,934)      3,946       (19,116)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Redemption of senior
   notes...............       --          --           --          --            --
  Proceeds from issuance
   of senior
   subordinated notes..       --          --           --          --            --
  Redemption of senior
   subordinated notes,
   net.................  (35,382)         --           --          --       (35,382)
  Increase (decrease)
    in term debt.......       --          --           --          --            --
  Increase (decrease)
   notes payable,
   banks...............     (990)         --       (3,604)         --        (4,594)
  Increase (decrease)
   in cash overdraft...      918         663          634          --         2,215
  Equity issuance
   costs...............       --          --       (4,885)         --        (4,885)
  Premiums paid on debt
   extinguishment......       --          --       (3,450)         --        (3,450)
  Other................     (760)         --           --          --          (760)
  Proceeds from
   issuance of
   common stock.......    73,281          --           --          --        73,281
  Preferred stock
   dividends...........   (1,113)         --           --          --        (1,113)
                        --------    --------     --------      -------     --------
Net cash provided from
 (used in) financing
 activities............   35,954         663      (11,305)         --        25,312

EFFECT OF TRANSLATION
 ADJUSTMENTS ON CASH...       --          --         (939)         --          (939)
                        --------    --------     --------      -------     --------
CASH AND CASH
 EQUIVALENTS:
  Increase (decrease)
   in cash.............   (1,471)      3,507        1,621          --         3,657
  Beginning of year....    2,764       1,170        2,505          --         6,438
                        --------    --------     --------      -------     --------
  End of period........ $  1,293    $  4,677     $  4,126      $   --      $ 10,095
                        ========    ========     ========      =======     ========

                     CONSOLIDATED CONDENSED BALANCE SHEET

                             As of August 31, 1999
                             (Amounts in thousands)

                                     Guarantor   Nonguarantor              Consolidated
                           Parent   Subsidiaries Subsidiaries Eliminations    Total
                          --------  ------------ ------------ ------------ ------------
ASSETS
Current assets:
  Cash and cash
   equivalents..........  $   2,751   $   3,925     $  14,308    $     --     $  20,985
  Accounts receivables,
   net..................     48,408      77,660       113,758     (88,947)      150,880
  Inventories, net......     20,685      11,278        73,239         (63)      105,137
  Other current assets..      1,814         921        14,188          --        16,923
                          ---------    --------      --------    --------     ---------
  Total current assets..     73,657      93,785       215,493     (89,010)      293,925
  Investments in
   subsidiaries.........     48,282      26,900         3,284     (78,467)          --
  Property, plant, and
   equipment, net.......     24,099      13,244        38,553          --        75,895
  Goodwill, net.........     71,577      36,217       188,513          --       296,307
  Other non-current
   assets and deferred
   charges, net.........      7,736     326,150         6,078    (301,071)       38,893
                          ---------   ---------    ----------   ---------     ---------
    Total assets........  $ 225,352   $ 496,296    $  451,921   $(468,549)    $ 705,020
                          =========   =========    ==========   =========     =========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Current maturities of
 long-term debt.........  $    --     $  55,625    $    2,004  $     --       $  57,629
Notes payable to banks..       --            --           194        --             194
Cash overdrafts.........       --           168        19,685        --          19,852
Accounts payable........     35,395      38,896        89,352     (90,346)       73,297
Accrued expenses........     13,117      42,636        60,831        --         116,584
                          ---------   ---------    ----------  ----------     ---------
Total current
 liabilities............     48,512     137,325       172,066     (90,346)      267,556
Notes payable, bank
 credit agreement.......     17,000     126,905         3,616          --       147,520
Senior subordinated
 notes..................       --       202,298         --             --       202,298
Junior subordinated
 payment in kind note...       --        43,709         --             --        43,709
Other long-term debt,
 less current
 maturities.............      6,000       3,616       302,462    (308,462)        3,616
Guaranteed Employees'
 Stock Ownership Plan
 obligation.............      5,029          --            --          --         5,029
Post-retirement benefit
 liability..............     14,883          --            (0)         --        14,883
Minimum pension
 liability..............      3,135          --            --          --         3,135
Other long-term
 liabilities............        136        (217)        5,917         (97)        5,739
                          ---------   ---------    ----------  ----------     ---------
                             94,695     513,635       484,061    (398,906)      693,485
Redeemable convertible
 preferred stock........     24,000          --            --          --        24,000
Guaranteed Employees'
 Stock Ownership Plan
 obligation.............     (5,029)         --            --          --        (5,029)
Treasury stock, at cost.     (4,156)         --            --          --        (4,156)
                          ---------   ---------    ----------  ----------     ---------
                             14,815          --            --          --        14,815
Common stock............     90,375      41,722        14,962     (56,685)       90,375
Common stock warrants...     20,000          --            --          --        20,000
Minimum pension
 liability..............     (3,135)         --            --          --       (3,135)
Foreign currency
 translation
 adjustments............     (7,896)    (37,284)       15,426     (28,944)      (58,697)
Retained earnings
 (accumulated deficit)..     17,030     (21,778)      (62,528)     15,985       (51,291)
                          ---------   ---------    ----------  ----------     ---------
                            116,373     (17,339)      (32,140)    (69,643)      (2,748)
Less treasury stock, at
 cost...................       (532)         --            --          --         (532)
                          ---------   ---------    ----------  ----------     ---------
                            115,842     (17,339)      (32,140)    (69,643)      (3,280)
                          ---------   ---------    ----------  ----------     ---------
    Total liabilities
     and shareholders'
     equity.............  $ 225,352   $ 496,296    $  451,921  $ (468,549)    $ 705,020
                          =========   =========    ==========  ==========     =========

                     CONSOLIDATED CONDENSED BALANCE SHEET

                             As of August 31, 1998
                             (Amounts in thousands)

                                     Guarantor   Nonguarantor              Consolidated
                           Parent   Subsidiaries Subsidiaries Eliminations    Total
                          --------  ------------ ------------ ------------ ------------
ASSETS
Current assets:
  Cash and cash
   equivalents..........  $   1,293   $   4,677     $   4,126  $       --     $  10,095
  Accounts receivables,
   net..................     36,536      33,281        54,773     (45,347)       79,243
  Inventories, net......     16,486       8,336        38,758           0        63,580
  Other current assets..      1,724         626         4,342          --         6,691
                          ---------   ---------     ---------  ----------     ---------
  Total current assets..     56,038      46,918       101,999     (45,347)      159,609
  Investments in
   subsidiaries.........     33,311      (7,675)        3,124     (28,760)           --
  Property, plant, and
   equipment, net.......     21,489       4,598        18,725          --        44,812
  Goodwill, net.........      8,343                    63,073          --        71,416
  Other non-current
   assets and deferred
   charges, net.........     98,762         434         2,598     (80,603)       21,192
                          ---------   ---------     ---------  ----------     ---------
    Total assets........  $ 217,944   $  44,275     $ 189,519  $ (154,709)    $ 297,029
                          =========   =========     =========  ==========     =========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Current maturities of
 long-term debt.........  $      --   $      --     $   2,254  $       --     $   2,254
Notes payable to banks..         --          --           336          --           336
Cash overdrafts.........         --         166        12,567          --        12,733
Accounts payable........     20,133       9,744        43,261     (27,446)       45,692
Accrued expenses........     13,095       5,156        27,975          --        46,226
                          ---------   ---------     ---------  ----------     ---------
Total current
 liabilities............     33,228      15,066        86,392     (27,446)      107,241
Notes payable, bank
 credit agreement.......     18,599          --         4,741          --        23,340
Senior subordinated
 notes..................     55,000          --            --          --        55,000
Junior subordinated
 payment in kind note...         --          --            --          --            --
Other long-term debt,
 less current
 maturities.............         --          --        86,509     (82,855)        3,654
Guaranteed Employees'
 Stock Ownership Plan
 obligation.............      7,615          --            --          --         7,615
Post-retirement benefit
 liability..............     14,217          --            (0)         --        14,216
Minimum pension
 liability..............      2,173          --            --          --         2,173
Other long-term
 liabilities............        597        (361)        1,320        (105)        1,451
                          ---------   ---------     ---------  ----------     ---------
                            131,428      14,705       178,962    (110,406)      214,690
Redeemable convertible
 preferred stock........     24,000          --            --          --        24,000
Guaranteed Employees'
 Stock Ownership Plan
 obligation.............     (7,615)         --            --          --        (7,615)
Treasury stock, at cost.     (4,927)         --            --          --        (4,927)
                          ---------   ---------     ---------  ----------     ---------
                             11,457          --            --          --        11,458
Common stock............     89,581      26,895         5,042     (31,938)       89,581
Common stock warrants...         --          --            --          --            --
Minimum pension
 liability..............     (2,173)         --            --          --        (2,173)
Foreign currency
 translation
 adjustments............    (12,479)    (11,110)       41,689     (37,441)      (19,341)
Retained earnings
 (accumulated deficit)..        821      13,785       (36,175)     25,075         3,506
                          ---------   ---------     ---------  ----------     ---------
                             75,750      29,570        10,556     (44,304)       71,573
Less treasury stock, at
 cost...................       (692)         --            --          --          (692)
                          ---------   ---------     ---------  ----------     ---------
                             75,058      29,570        10,556     (44,304)       70,881
                          ---------   ---------     ---------  ----------     ---------
    Total liabilities
     and shareholders'
     equity.............  $ 217,944   $  44,275     $ 189,519  $ (154,709)    $ 297,029
                          =========   =========     =========  ==========     =========

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

RESULTS OF OPERATIONS

Consolidated sales for the three and nine month periods ended August 31, 1999 were $169.2 million and $512.4 million compared to $101.5 million and $292.0 million for the three and nine month periods ended August 31, 1998. Sales for North America, excluding export sales, increased 26.2% and 33.7% for the three and nine month periods, respectively, from $44.6 million and $125.3 million in 1998 to $56.3 million and $167.5 million in the comparable 1999 periods. International sales, including domestic export sales, increased 98.4% and 106.9% for the three and nine month periods, respectively, from $56.9 million and $166.7 million in 1998 to $112.9 million and $344.9 million in 1999. The increase in sales from the prior year is attributable to the RPS division acquisition. Sales for the three and nine month periods ended August 31, 1999 were adversely affected by the continued merger activity taking place among the major oil companies, which has resulted in a decrease in levels of capital expenditures. Decreased spending was especially significant in emerging markets, where the Company has a strong presence.

Gross margin as a percent of sales (defined as net sales less cost of sales divided by net sales) decreased from 27.3% and 26.7% in the 1998 three and nine month periods to 23.8% and 23.1% in the three and nine month periods ended August 31, 1999. This decline from the 1998 percentages was primarily driven by the historically lower margins achieved by the RPS division and increased mix of service contract revenue, which provide a lower margin than dispenser sales. The increase in gross margin as a percentage of sales for the three month period ended August 31, 1999 as compared to the nine month period ended August 31, 1999 is the result of efficiencies gained from management's efforts at cost savings put in place following the acquisition of the RPS division. In light of current financial conditions, management has further accelerated the integration of the RPS division and has instituted a series of immediate additional cost reduction measures.

Selling, general, and administrative expenses as a percent of sales for the three and nine month periods ended August 31, 1999 were 14.8% and 15.4% compared to 18.0% and 18.2% in the comparable year ago periods. This decline is primarily due to the inclusion of the RPS division and closure of redundant facilities and termination of related personnel.

Depreciation and amortization expense for the three and nine month periods ended August 31, 1999, was $6.3 million and $19.3 million compared to $2.7 million and $7.8 million in the comparable year ago period. The majority of the increase from the 1998 periods relates to increased depreciation and amortization expense for fixed and intangible assets recorded in connection with the acquisition of the RPS division.

Merger and acquisition costs and other unusual items for the three and nine month periods ended August 31, 1999 were $1.3 million and $6.1 million compared to $0.3 million and $6.6 million in the comparable 1998 periods. The amounts recorded in 1999 relate primarily to closure and severance expenses related to the closing, consolidation, and merger activities involving certain facilities. The 1999 costs include salaries of employees involved in closure activities, vacancy costs related to owned facilities, and certain travel expenses incurred while executing closure activities. The merger and acquisition costs recorded in 1998 primarily relate to a $5.9 million non-recurring write-off of in process research and development that was purchased in connection with the December 1997 acquisition of Management Solutions, Inc. ("MSI").

Net interest expense for the nine month period ended August 31, 1999 was $37.9 million compared to $9.9 million in the comparable 1998 period. This increase is due to increased debt levels associated with the September 1998 acquisition of the RPS division and related financing.

Foreign currency effect for the three and nine month periods ended August 31, 1999 was a gain of $0.5 million and a loss $2.4 million compared to foreign currency gain of $0.8 million in comparable nine month period. The loss for the nine month 1999 period was driven by short-term inter-company receivables and payables being revalued at the current rate of exchange in effect at August 31, 1999. The 1998 amounts represent realized gains associated with repayment of various French Franc denominated Euro currency contracts entered into under the Company's previous Bank Credit Agreement.

Other income, net, was expense of $0.3 million and income of $1.0 million for the respective three and nine month periods ended August 31, 1999 compared to income of $0.1 million and $0.3 million in the comparable year ago periods. The 1999 nine month amount includes a gain on the sale of surplus land adjacent to the Company's corporate headquarters. The 1998 amounts are attributable to various income and expense items, which are individually immaterial.

Income taxes for the nine month period ended August 31, 1999 was a benefit of $0.5 million compared to expense of $1.7 million in the nine month 1998 period. This change is due to lower 1999 earnings at subsidiaries that recorded taxable income during 1998 combined with certain subsidiaries recording tax benefits in 1999 due to circumstances within these local jurisdictions.

Extraordinary loss on debt extinguishment was $6.2 million in the nine month period ended August 31, 1999 compared to $5.0 million in the comparable nine month period of 1998. During the first quarter of 1999, the Company incurred an extraordinary loss on debt extinguishment of approximately $6.2 million in connection with the refinancing of the Senior Notes and the Senior Subordinated Seller Notes with proceeds received from the Offering. This amount consists of $0.5 million of premiums on the Senior Notes and approximately $5.7 million of unamortized deferred issuance costs that were written off. The $5.0 million 1998 amount was a result of a $35.0 million bond redemption. The amount includes $3.5 million of call premiums and $1.5 million of unamortized deferred issuance cost.

As a result of the above mentioned items, loss before extraordinary item was $5.5 million and $24.6 million for the three and nine month periods ended August 31, 1999, compared to earnings of $2.9 million and loss of $0.3 million in the comparable 1998 periods. Diluted loss per common share before extraordinary item for the three and nine month 1999 periods was $0.46 and $2.03 compared to earnings of $0.19 and loss of $0.12 in the three and nine month 1998 periods. Diluted loss per common share from extraordinary loss on debt extinguishment was $0.49 in the nine month 1999 period compared to $0.45 in the nine month 1998 period. Net loss for the three and nine months ended August 31, 1999 was $0.46 and $2.52 per diluted common share compared to a net earnings of $0.19 and net loss of $0.57 per diluted common share for the comparable 1998 periods.


LIQUIDITY AND CAPITAL RESOURCES

Cash used in operations for the nine months ended August 31, 1999 was $20.6 million versus $1.6 million in the comparable period of 1998. During the nine month 1999 period, the Company was able to collect receivables and reduce inventory levels by a combined amount of $23.6 million. This is a direct result of management's continued focus on working capital improvements. This cash inflow was used to reduce the outstanding accounts payable and accrued liabilities.

Cash used in investing activities for the nine month period ended August 31, 1999, was $11.9 million compared to a cash usage of $19.1 million in the comparable 1998 period. The cash usage in the 1999 period is attributable to routine capital expenditures as well as capital expenditures incurred in the implementation of the Company's restructuring plan. The cash usage in the 1998 period is mainly attributable to the acquisition of MSI and routine capital expenditures.

Cash provided from financing activities for the 1999 nine month period was $34.9 million compared to $25.3 provided in the comparable 1998 period. The 1999 amount includes the issuance of new high yield debt in a private placement offering and increased bank debt. The cash provided in the 1998 period is largely attributable to the March 1998 common stock offering.

During the quarter ended August 31, 1999, the Company failed to satisfy certain financial covenants contained in its New Credit Agreement. The Company has received waivers relating to the financial covenant defaults for the fiscal quarter ended August 31, 1999 and has also amended its New Credit Agreement to, among other things, amend the related financial covenants that cover the Company's fourth fiscal quarter of 1999 and periods thereafter. In connection with amending the New Credit Agreement, the Company has agreed to obtain $50.0 million by issuing new equity type securities and pay down the New Credit Agreement balance on or before January 25, 2000. The Company believes that it can obtain such additional equity on or before January 25, 2000 or complete alternative refinancing arrangements and meet the amended financial covenants in future periods. As such, the Company has reclassified $50.0 million of the indebtedness under the New Credit Agreement to current liabilities. However, there can be no assurance that the $50.0 million in additional equity type securities will be obtained by the Company nor that alternative refinancing can be secured and the failure to do so would create an event of default under the amended New Credit Agreement.

On January 26, 1999, the Company issued $123.0 million aggregate principal amount of 11.375% Senior Subordinated Notes due 2008 (the "Dollar Notes") and Euro 75.0 million ($87.0 million equivalent) aggregate principal amount of 11.375% Senior Subordinated Notes due 2008 (the "Euro Notes") in a private placement pursuant to Rule 144A (the "Offering"). The Notes will mature on August 1, 2008, and interest is payable semi-annually on February 1 and August 1 of each year, commencing August 1, 1999. The August 1, 1999 payment of approximately $11.8 million was primarily funded from borrowings under the working capital facility as well as cash flows from operations. At October 15, 1999 the outstanding borrowings under the Company's revolving credit facility were $91.9 million. Available borrowings under the revolving working capital facility were $18.1 million at October 15, 1999, subject to the Company's borrowing base calculation and certain other loan covenants.

Net proceeds from the issuance of Senior Subordinated Notes due 2008 were used to redeem the Senior Subordinated Seller Notes and the Senior Notes. The Senior Subordinated Seller Notes were redeemed at an aggregate price of $176.7 million, representing principal of $170.0 million and accrued and unpaid interest thereon of $6.7 million. The Senior Notes were redeemed at an aggregate price of $23.2 million, representing principal of $22.5 million, accrued and unpaid interest of $0.2 million and an applicable call premium of $0.5 million. In addition, the Company used approximately $9.1 million of the net proceeds to reduce borrowings under the revolving credit facility under the New Credit Agreement and to permanently reduce the bank working capital commitment from $120.0 million to $110.0 million.

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

As part of the purchase price of the RPS division, the Company has provided $20.3 million for certain costs it expects to incur to close down redundant operations in connection with the reorganization and rationalization of the RPS division's operations. As of August 31, 1999, the Company has incurred and charged approximately $11.1 million against this accrued liability for projects initiated since the acquisition date, leaving a remaining balance of $9.2 million. The Company expects to incur approximately $2.8 million of restructuring charges in the fourth quarter of 1999. In addition, at November 30, 1998 the Company established a restructuring reserve related to the closure of its Glenrothes, Scotland location in the amount of $5.1 million. For the nine month period ended August 31, 1999, the Company incurred costs of $4.6 million which were charged against the reserve leaving a remaining balance of $0.5 million. These charges relate to severance costs and facility closure expenses. The Company expects the closure of this facility to be completed during the fourth quarter of 1999.

The Company has guaranteed loans to the Employees' Stock Ownership Plan ("ESOP") in the amounts of $5.0 million and $7.0 million at August 31, 1999 and November 30, 1998, respectively. Preferred stock dividends paid were $0.4 million and $1.1 million for each of the three and nine month periods ended August 31, 1999 and 1998, respectively.

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

As of August 31, 1999, 98.0% of the Company's products worldwide had been tested for Year 2000 readiness. 93.0% of the Company's total product lines are Year 2000 ready, and the Company believes that the remaining products will be Year 2000 ready by December 1999. The Company's products presently being sold are Year 2000 ready. The Company has assessed which products in the field are not Year 2000 ready and its responsibility to the customers, if any, to remedy non-compliant products. This assessment has been done for all products sold by each entity with the assessment efforts focused on the recently acquired RPS division locations. There is a possibility that certain third-party networks over which the POS systems must operate may not be Year 2000 ready, but the Company's products will still allow the pumping of petroleum products. The Company has surveyed its critical suppliers, and over 50.0% of the respondents have indicated that they are Year 2000 ready. The remainder of those responding have indicated that they are still working to achieve Year 2000 readiness, but none have indicated that they expect not to be ready. The Company believes that all of its critical information systems will be Year 2000 ready no later than November 30, 1999. The total costs associated with required modifications to become Year 2000 ready are not expected to be material to the Company's financial position results of operations or cash flows. The Company estimates that it will spend a total of approximately $3.7 million by December 31, 1999, of which approximately $2.8 million had been spent as of August 31, 1999 to become Year 2000 ready. The Company has enlisted the assistance of a third-party consulting company to provide independent verification and validation of its entire Year 2000 plan.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operation, liquidity, and financial condition. The Company believes that the most likely failure scenario is that its POS systems that have not been updated in the field may fail, but the Company's dispensers will still allow the dispensing of petroleum products. Under such a scenario, purchasers of petroleum products would still be able to use the dispensers but would be required to pay for their purchases at the cashier rather than at the pump.

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

Former shareholders of MSI, which the Company purchased from the shareholders in December 1997, have filed a $30.0 million arbitration claim against the Company alleging fraud, breech of contract, tortious interference with contractual relations and breach of implied good faith and fair dealing. The Company believes that the claims are without merit and will vigorously defend against the allegations. The Company has filed counterclaims and is also seeking damages in excess of $4.0 million for breach of representations and warranties in the purchase agreement.

The Company's principal sources of liquidity in the future are expected to be cash flow from operations, including cash flow anticipated to be generated from the recently acquired RPS division, and available borrowings under the New Credit Agreement and the issuance of equity securities. It is expected that the Company's principal uses of liquidity will be to provide working capital, finance capital expenditures, fund costs associated with the Company's integration and rationalization plan and meet debt service requirements. As a result of the acquisition of the RPS division, the Company has a significant level of debt. Based upon current levels of operations and anticipated cost savings and future growth, the Company believes that its expected cash flow from operations, together with available borrowings under the New Credit Agreement and its other sources of liquidity, including leases, will be adequate to meet its anticipated requirements for working capital, capital expenditures, lease payments and scheduled principal and interest payments on a short and long term basis. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels, that estimated cost savings or growth will be achieved.

The indentures under which the Dollar Notes and the Euro Notes were issued (the "Indentures") and the New Credit Agreement contain a number of significant covenants. The New Credit Agreement requires the Company to maintain specified financial ratios and satisfy certain financial tests. The Company's ability to meet the new financial covenants may be affected by events beyond its control, including reduced purchases of dispensers and equipment by the major oil companies. If this purchasing weakness continues, there can be no assurance that the Company can or will remain in compliance with its covenants. In addition, the Indentures limit the ability of the Company and its subsidiaries to, among other things: incur additional debt; pay dividends on capital stock or repurchase capital stock or take certain other restricted payments; use the proceeds of certain asset sales; make certain investments; create liens on assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and transfer and sell assets.

New Accounting Pronouncements

The Company has considered the impact that accounting pronouncements recently issued by the Financial Accounting Standards Board and American Institute of Certified Public Accountants will have on the Consolidated Financial Statements as of November 30, 1999. None of the pronouncements that have been issued but not yet adopted by the Company are expected to have a material impact on the Company's financial position, results of operations or cash flows. See the footnotes to the consolidated condensed financial statements for additional information about recently issued accounting pronouncements.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is engaged in an arbitration matter relating to an employment claim. The matter was discussed in the Company's Form 10-Q for the quarter ended May 31, 1999, filed July 28, 1999, and is also discussed in this Report in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Liquidity and Capital Resources."

Item 3.  Defaults Upon Senior Securities

During the quarter ended August 31, 1999, the Company failed to satisfy certain financial covenants contained in its New Credit Agreement. The Company has received waivers relating to the financial covenant defaults for the fiscal quarter ended August 31, 1999 and has also amended its New Credit Agreement to, among other things, amend the related financial covenants that cover the Company's fourth fiscal quarter of 1999 and periods thereafter. In connection with amending the New Credit Agreement, the Company has agreed to obtain $50.0 million by issuing new equity type securities and pay down the New Credit Agreement balance on or before January 25, 2000. The Company believes that it can obtain such additional equity on or before January 25, 2000 or complete alternative refinancing arrangements and meet the amended financial covenants in future periods. As such, the Company has reclassified $50.0 million of the indebtedness under the New Credit Agreement to current liabilities. However, there can be no assurance that the $50.0 million in additional equity type securities will be obtained by the Company nor that alternative refinancing can be secured and the failure to do so would create an event of default under the amended New Credit Agreement.

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

   3.15  Articles of Amendment of ESCIA, Inc. (changing name to Sunbelt Hose & Petroleum Equipment, Inc.)
         (incorpo rated herein by reference to the Company's Registration Statement on Form S-4, filed April 28, 1999, as amended).

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

    4.3  Securities Purchase Agreement, dated September 30, 1998, between Tokheim Corporation and Schlumberger
         Limited (incorporated herein by reference to the Company's Current Report on Form 8-K/A dated October 1, 1998).

    4.4 12% Junior Subordinated Note due 2008 in the amount of $40,000,000 (incorporated herein by reference to the Company's Current Report on Form 8-K/A dated October 1, 1998).

    4.5 Junior Subordinated Note Indenture, dated as of September 30, 1998, among Tokheim Corporation, Management Solutions, Inc., Tokheim Equipment Corporation, Tokheim RPS, LLC, Sunbelt Hose & Petroleum Equipment, Inc., Envirotronic Systems, Inc., Gasboy International, Inc., Tokheim Automation Corporation, Tokheim Investment Corp., as guarantors, and Harris Trust and Savings Bank, as trustee (incorporated herein by reference to the Company's Current Report on Form 8-K/A dated October 1, 1998).

    4.6 Amendment No. 1 to Junior Subordinated Note Indenture, dated as of January 25, 1999 (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended September 30, 1998, filed March 1, 1999).

    4.7 Warrant to Purchase up to 19.9% of the Shares of Common Stock of Tokheim Corporation (incorporated herein by reference to the Company's Current Report on Form 8-K/A dated October 1, 1998).

    4.8 Registration Rights Agreement, dated September 30, 1998, between Tokheim Corporation and Schlumberger Limited (incorporated herein by reference to the Company's Current Report on Form 8-K/A dated October 1, 1998).

    4.9 Amended and Restated Credit Agreement, dated as of September 30, 1998, among Tokheim Corporation, the Borrowing Subsidiaries, the Lenders and NBD Bank, N.A. as administrative agent and Credit Lyonnais as documentation and collateral agent and Gleacher NatWest Inc. and Bankers Trust Company as co-syndication agents (incorporated herein by reference to the Company's Current Report on Form 8-K/A dated
         October 1, 1998).

   4.10 Second Amended and Restated Credit Agreement, dated as of December 14, 1998, among Tokheim Corporation, the Borrowing Subsidiaries, the Lenders and NBD Bank, N.A. as administrative agent and Credit Lyonnais as documentation and collateral agent and Gleacher NatWest Inc. and Bankers Trust Company as co-syndication agents (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended September 30, 1998, filed March 1, 1999).

   4.11 Consent and Amendment No. 1 to Amended and Restated Credit Agreement, dated as of January 11, 1999 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended February 28, 1999, filed April 14, 1999).

   4.12 Amendment No. 2 to Amended and Restated Credit Agreement, dated as of March 1, 1999. (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended February 28, 1999, filed April 14, 1999).

   4.13 Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of February 27, 1999 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended February 28, 1999, filed April 14, 1999).

   4.14 Amendment No. 4 and Waiver to Second Amended and Restated Credit Agreement, dated as of October 14, 1999.

   4.15 Dollar Notes Indenture, dated as of January 29, 1999, among Tokheim Corporation, BT Alex. Brown, Credit Lyonnais Securities, First Chicago Capital Markets, Inc., Gleacher NatWest International, ABN AMRO Incorpo rated, PaineWebber Incorporated, Schroder & Co. Inc. and certain subsidiary guarantors of Tokheim Corporation (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended September 30, 1998, filed March 1, 1999).

   4.16 Euro Notes Indenture, dated as of January 29, 1999, among Tokheim Corporation, BT Alex. Brown, Credit Lyonnais Securities, First Chicago Capital Markets, Inc., Gleacher NatWest International, ABN AMRO Incorporated, PaineWebber Incorporated, Schroder & Co. Inc. and certain subsidiary guarantors of Tokheim Corporation (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended September 30, 1998, filed March 1, 1999).

   4.17 Dollar Registration Rights Agreement, dated as of January 29, 1999, among Tokheim Corporation, BT Alex. Brown, Credit Lyonnais Securities, First Chicago Capital Markets, Inc., Gleacher NatWest International, ABN AMRO Incorporated, PaineWebber Incorporated, Schroder & Co. Inc. and certain subsidiary guarantors of Tokheim Corporation (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended September 30, 1998, filed March 1, 1999).

   4.18 Euro Registration Rights Agreement, dated as of January 29, 1999, among Tokheim Corporation, BT Alex. Brown, Credit Lyonnais Securities, First Chicago Capital Markets, Inc., Gleacher NatWest International, ABN AMRO Incorporated, PaineWebber Incorporated, Schroder & Co. Inc. and certain subsidiary guarantors of Tokheim Corporation (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended September 30, 1998, filed March 1, 1999).

  10.1   Tokheim Corporation 1992 Stock Incentive Plan, established December 15,
         1992 (incorporated herein by reference to the Company's Registration
         Statement on Form S-8, File No. 33-52167, dated February 4, 1994).
  10.2   Retirement Savings Plan for Employees of Tokheim Corporation and
         Subsidiaries (incorporated herein by reference to Amendment No. 1 to the Company's Registration Statement on Form S-8, File No. 33-29710, dated August 1, 1989).
  10.3   Tokheim Corporation 1996 Key Management Incentive Bonus Plan
         (incorporated herein by reference to the Company's Report on Form 10-
         Q/A, for the quarter ended February 29, 1996, filed November 20, 1996).
  10.4   Tokheim Corporation Deferred Compensation Plan.
  10.5   Tokheim Corporation Supplemental Executive Retirement Plan.
  10.6   Employment Agreement, dated July 15, 1999, between the Company and
         Douglas K. Pinner.
  10.7   Employment Agreement, dated July 15, 1999, between the Company and John
         A. Negovetich.
  10.8   Employment Agreement, dated July 15, 1999, between the Company and
         Jacques St-Denis.
  10.9   Employment Agreement, dated July 15, 1999, between the Company and
         Norman L. Roelke.
  10.10  Employment Agreement, dated July 15, 1999, between the Company and
         Scott A. Swogger.
  10.11  Technology License Agreement, effective as of December 1, 1997, between
         Tokheim and Gilbarco, Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended November 30,
         1997).
  10.12 Tokheim Corporation 1997 Incentive Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended November 39, 1997).
  10.13  Employment Agreement, dated December 31, 1997, between Management
         Solutions, Inc. and Arthur S. Elston (incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended November
         30, 1997).
   11.1  Statement re computation of per share earnings.
   27.1  Financial Data Schedule.

     b. Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TOKHEIM CORPORATION

Date: October 15, 1999           /s/ Douglas K. Pinner
                                 ---------------------
                                 Chairman, President and Chief Executive Officer



Date: October 15, 1999           /s/ John A. Negovetich
                                 ----------------------
                                 Executive Vice-President, Finance and
                                 Administration and Chief Financial Officer

Exhibit Index

Exhibit
  No.    Document
-------  --------
  4.14   Amendment No. 4 and Waiver to Second Amended and Restated Credit
         Agreement, dated as of October 14, 1999.
  10.4   Tokheim Corporation Deferred Compensation Plan.
  10.5   Tokheim Corporation Supplemental Executive Retirement Plan.
  10.6   Employment Agreement, dated July 15, 1999, between the Company and
         Douglas K. Pinner.
  10.7   Employment Agreement, dated July 15, 1999, between the Company and John
         A. Negovetich.
  10.8   Employment Agreement, dated July 15, 1999, between the Company and
         Jacques St-Denis.
  10.9   Employment Agreement, dated July 15, 1999, between the Company and
         Norman L. Roelke.
  10.10  Employment Agreement, dated July 15, 1999, between the Company and
         Scott A. Swogger.
  11.1   Statement re computation of per share earnings.
  27.1   Financial Data Schedule.