Form 10-K
period 1999-11-30
TOKHEIM CORP
filed 2000-02-28
CIK 98559

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

                    For fiscal year ended November 30, 1999

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of February 25, 2000, 12,669,377 shares of voting common stock were outstanding. The aggregate market value of shares held by non-affiliates was $37,216,295 million (based on the closing price of these shares on the New York Stock Exchange on such date).

                      Documents Incorporated by Reference

        Document                                                Form 10-K
        --------                                          ---------------------
      Proxy Statement.................................... Part III, Items 10-13

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              TOKHEIM CORPORATION

                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                       PART I
 Item 1.  Business.......................................................     1

 Item 2.  Properties.....................................................     6
 Item 3.  Legal Proceedings..............................................     6
 Item 4.  Submission of Matters to a Vote of Security Holders............     7
                                      PART II
 Item 5.  Market For The Registrant's Common Equity and Related
          Shareholder Matters............................................     7
 Item 6.  Selected Financial Data........................................     7
 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................     9
 Item 8.  Financial Statements and Supplementary Data....................    19
 Item 9.  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    61
                                      PART III
 Item 10. Directors and Executive Officers of the Registrant.............    61
 Item 11. Executive Compensation.........................................    61
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management.....................................................    61
 Item 13. Certain Relationships and Related Transactions.................    61
                                      PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
          K..............................................................    62

                                    PART I

Item 1. Business.

 (a) General:

  Tokheim Corporation is the world's largest manufacturer and servicer of electronic and mechanical petroleum dispensing systems. These systems include petroleum dispensers and pumps, retail automation systems (including point-of-sale ("POS") systems), dispenser payment or "pay-at-the-pump" terminals, replacement parts and upgrade kits. The Company provides products and services to customers in more than 80 countries. The Company is the largest supplier and servicer of petroleum dispensing systems in Europe, Africa, Canada, the Middle East, Eastern Europe and Mexico, and one of the largest in the United States. The Company also has established operations in Asia and Latin America. As used herein, "Tokheim" or "the Company" refers to Tokheim Corporation and its subsidiaries after its acquisition of the RPS Division of Schlumberger Limited unless otherwise indicated.

  The Company was organized as the Tokheim Manufacturing Company in Cedar Rapids, Iowa in 1901. In 1918, the Tokheim Manufacturing Company was purchased by a group of businessmen and was moved to Fort Wayne, Indiana, where it was incorporated in Indiana under the name Tokheim Oil Tank and Pump Company. The present name was adopted in December 1953.

  In September 1996, the Company acquired the petroleum dispenser business of Sofitam S.A. ("Sofitam") for $107.4 million less certain adjustments. The acquisition included Sofitam's in-house service provider, Sogen S.A., as well as the two distinct brand names-EIN and Satam. Sofitam continues to have a leading market position in France and northern Africa, as well as a strong market position in southern Europe.

  In December 1997, the Company acquired Management Solutions, Inc. ("MSI"). MSI develops and distributes retail automation systems (including POS software), primarily for the convenience store, petroleum dispensing and fast food service industries. The Company paid MSI's stockholders an initial amount of $12.0 million. The Company is also obligated to make contingent payments of up to $13.2 million through 2000 based upon MSI's performance. The Company was not obligated to make any performance payments in 1999 or 1998 under the purchase agreement. The Company is currently in arbitration with the former shareholders of MSI. See the discussion under Item 3 "Legal Proceedings."

  In March 1998, the Company completed the offering of 4,370,000 shares of its common stock (the "Common Stock Offering"). Net proceeds from the Common Stock Offering totaled approximately $67.7 million. The Company used approximately $39.4 million of the proceeds to redeem $35.0 million in aggregate principal amount of its 11.5% Senior Subordinated Notes due 2006 (the "11.5% Notes"). The remaining $28.3 million of proceeds was applied to reduce borrowings under the then-existing credit agreement and for general corporate purposes.

  In September, 1998, the Company acquired the RPS Division (the "RPS Division") of Schlumberger Limited ("Schlumberger") for $330.0 million in cash, notes, and warrants, subject to certain post-closing adjustments. Of the $330.0 million purchase price, $100.0 million was paid in cash borrowed under the terms of a new bank credit agreement with a consortium of banks (the "New Credit Agreement") as well as $22.5 million of 12.5% senior notes due 2005 (the "Senior Notes"). The $210.0 million seller note portion of the purchase price consisted of $170.0 million in 12.0% senior subordinated notes due January 29, 1999 (the "Senior Subordinated Seller Notes"), and $40.0 million in ten year, 12.0% junior subordinated payment-in-kind notes issued to Schlumberger (the "Junior Notes"). The remaining $20.0 million of the purchase price was paid with common stock warrants (the "Warrants") exercisable for five years, beginning January 30, 1999, to purchase at a nominal price 2,526,923 shares of the Company's common stock. The Senior Subordinated Seller Notes, along with the Senior Notes, were repaid on January 29, 1999 with the proceeds from a private placement (the "Offering") of $123.0 million of 11.375% senior subordinated notes due 2008 (the "Dollar Notes") and (Euro)75.0 million (currently valued at $75.0 million) of 11.375% senior subordinated notes due 2008 (the "Euro Notes").

  The information that follows should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes included elsewhere in this Form 10-K. Unless otherwise noted, references to years in this Report are to the Company's fiscal years ended November 30.

  Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: increases in interest rates or the Company's cost of borrowing or a default under any material debt agreement; inability of the Company to successfully make and integrate acquisitions; inability to achieve anticipated cost savings or revenue growth; dependence on the retail petroleum industry; inability to forecast or achieve future sales levels or other operating results; fluctuations in exchange rates among various foreign currencies, principally among dollars, the Euro, and the British pound; costs in adjusting to the Euro; competition; inability to protect proprietary technology or to integrate new technologies quickly into new products; changes in business strategy or development plans; business disruptions; changes in general economic conditions or in economic conditions of particular markets in which the Company competes; unavailability of funds for capital expenditures or research and development; changes in customer spending levels and demand for new products; changes in governmental, environmental or other regulations, especially as they may affect the capital expenditures of the Company's customers; failure of the Company to comply with governmental regulations; loss of key members of management; adverse publicity; contingent liabilities and other claims asserted against the Company; loss of significant customers or suppliers; "Year 2000" problems with computer systems, software, products or suppliers of the Company or its customers, suppliers or resellers; and other factors referenced in this Report. Certain of these factors are discussed in more detail elsewhere in this Report, including, without limitation, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Consolidated Financial Statements and related notes. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

 (b) Financial Information About Industry Segments:

  In 1999, 1998 and 1997, the Company had only one reportable industry segment--the design, manufacture and servicing of petroleum dispensing systems.

 (c) Narrative Description of Business:

Principal Products and Services

  The Company's principal product offerings include petroleum dispensers and pumps, retail automation systems (including POS systems), dispenser payment or "pay-at-the-pump" terminals, replacement parts and upgrade kits. Petroleum dispensers and pumps transfer fuel from storage tanks to vehicles or portable containers. Dispensers include meters, which measure the quantity of fuel pumped and transfer the information to the calculators which determine a sales price based on the information received. Retail automation systems control in-store and at-the-pump fuel sales, pump activation and credit card transactions, monitor inventory, transmit data to a central management system and perform other management functions. Pay-at-the-pump terminals automate customer payment at the pump with cash or credit/debit cards. Upgrade kits permit owners to upgrade a dispenser's capabilities and functionality without incurring the cost of replacing the entire dispenser. The Company also offers services for its products through authorized service representatives ("ASRs") and Company-owned service facilities.

  In 1999, 1998 and 1997, the petroleum industry accounted for all of the Company's sales. Approximately 92%, 88% and 89%, respectively, of the Company's sales were derived from the sale of retail service station gasoline dispensers, parts, accessories, and service contracts.

Markets

  The Company's products are sold primarily to retail service station operators and commercial customers characterized by the following categories.

  Major Oil Companies ("MOCs")--MOCs are typically large multinational companies that are vertically integrated with retail operations in developed and emerging markets. They sell "branded" products and typically have standard station formats, including dispenser design and proprietary credit card networks.

  National Oil Companies ("Nationals")--Nationals are non-U.S. oil companies that operate exclusively (or almost exclusively) in a single national market. Most nationals are, or until recently were, state-owned. In recent years, a number of nationals have been privatized or have relinquished their monopolies over the local retail petroleum markets.

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

  In recent years, MOCs and Nationals have been moving toward granting national, regional and global contracts or "tenders" and creating alliances with preferred suppliers. The Company believes that its acquisitions of Sofitam and the RPS Division, which increased its global sales and services capabilities, position it positively in response to this trend.

New Products; Research and Development

  The Company continually seeks to enhance its existing product lines to offer increased functionality in new or existing products and has dedicated research and engineering staffs. The Company, not including the RPS Division for 1997, spent approximately $27.8 million, $21.1 million and $18.3 million in 1999, 1998 and 1997, respectively, to improve existing products and manufacturing methods, develop new products and pursue other applied research and development. The RPS Division spent $15.9 million in 1997. The Company has also formed exclusive relationships with MOCs to develop products that meet their specific needs and with electronics companies to develop advanced technologies.

  During 1999, the Company introduced several new products to the market:

  The Premier C model provides the Company with a unique advantage in the industry, as it is the only off-the-assembly-line Americans with Disabilities Act ("ADA") compliant dispenser in the industry. The Premier C model meets the 54 inch height requirement on a six inch island as recommended by the United States Architectural and Transportation Barriers Board. In addition, new doors on the electronic head have been added for easier access to card readers, printers and electronic components.

  The CVN 70 system offers complete integration of dedicated quick service restaurant software with the existing convenience store ("C-Store") business of selling fuel, car washes and convenience store items. Version 70 offers over 250 enhancements from previous versions. The CVN system provides comprehensive control over C-Store operations. Integrated bar code scanning systems increase the speed and accuracy of each transaction. CVN also offers cash and security controls, including such items as till timer with alarm, reporting by cashier, cash drop tracking and detailed shift reporting.

  The Harmony Retail System, designed specifically for the Asian market, features real-time replication and redundancy of all transactional databases. The modular design of Harmony offers the state-of-the-art in flexibility, upgradeability and functionality.

  The Company is currently test marketing its RFID system. Similar to the drive-through payment system at toll booths in major metropolitan areas, this technology automatically charges a consumer's account, which is read from either a microchip key ring tag or a microchip window tag. By eliminating the need to pay for fuel with cash or credit cards, the system speeds gas purchases, both increasing consumer convenience and enabling stations to fuel more cars in less time. The technology also permits the gathering of information about consumer buying habits to improve marketing techniques, such as promotion of food and car washes on pump-mounted displays. Tokheim's RFID system is compatible with all POS systems and with other manufacturer's dispensers (as an upgrade).

Raw Materials

  The principal raw materials essential to the Company's business are flat sheet steel, aluminum, copper tubing, iron castings and electronics, POS systems, and computer components, all of which are generally available through competitive sources of supply. The Company has not experienced any difficulty in obtaining these materials or products.

Patents and Licenses

  The Company has filed patent applications on its technologies for RFID, a new metering device and virtual classrooms, among others. The Company also holds other patents, none of which are considered essential to its overall operations. The Company entered into a license agreement, effective December 1, 1997, pursuant to which the Company will pay a $3.0 million fixed royalty fee, payable in 12 quarterly installments, plus earned royalties for the use of a patented vapor recovery system and certain vapor recovery improvements, an electronic blender and a printed receipt severing device.

Seasonality

  In recent years, the Company's sales have not been seasonal.

Working Capital Practices

  There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

Dependence on a Single Customer

  No single customer accounted for 10% or more of the Company's consolidated sales in 1999, 1998 or 1997.

Backlog

  The Company's backlog of firm orders as of the end of 1999 was approximately $85.6 million, compared to approximately $74.4 million at the end of 1998. The RPS Division's revenues are made up of a large portion of current service contract sales, which have been included as backlog due to the firmness of the commitments. The Company expects that the entire backlog will be filled in 2000. The Company believes that its backlog is not necessarily an indicator of sales during the forthcoming year because the average length of the backlog is relatively short. Factors affecting backlog levels include the timing of purchases by MOCs, announcements of price adjustments, sales promotions, and production delays. The effect of these factors limits the usefulness of comparing backlogs in different periods.

Competition

  The Company competes principally against, among others, Gilbarco, Inc. (a division of GEC, Plc), Wayne (a division of Halliburton Co.), Scheidt & Bachmann GmbH and Tatsuno Corporation. Measured in industry sales, the Company is the largest global manufacturer and servicer of petroleum dispensing equipment.

  The Company believes that the principal methods of competition include price, product quality, service, technology and the ability to provide products globally. The Company believes that a number of factors make it unique. These factors include the Company's: (1) global capabilities, which allow it to satisfy the complete petroleum dispensing equipment needs of customers throughout the world; (2) world's largest service network; (3) strong customer relationships; (4) broad, technologically advanced product line; and (5) proven management team. Several of the Company's current and potential future competitors are subsidiaries or divisions of much larger corporations, however, and have significantly greater financial, technical and marketing resources than the Company.

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

Employees

  As of January 31, 2000, the Company employed approximately 4,500 persons.

 (d) Financial Information About Foreign and Domestic Operations and Export
Sales:

  Financial information about foreign and domestic operations and export sales for 1999, 1998, and 1997 is set forth in Note 16 to the Consolidated Financial Statements, captioned "Segment Reporting."

Item 2. Properties.

  The Company owns properties in: Indiana and Pennsylvania in the United States, Canada, South Africa, Scotland, Germany, France, Italy, Ivory Coast, Africa, and Holland. The Company leases properties in: France, Morocco, Switzerland, United Kingdom, Belgium, Spain, Tunisia, Senegal, Cameroon, the Netherlands, Italy, Austria, Denmark, Norway, Czech Republic, Slovakia, Hungary, Ireland, Germany, Poland and in Colorado and Virginia in the United States. The majority of the Company's manufacturing operations are concentrated in the following: Indiana and Pennsylvania in the U.S.A. France, South Africa, Belgium, and Scotland. The Company recently closed manufacturing facilities in Glenrothes, Scotland; Tulla, Ireland; Bladel, Holland; Schwelm, Germany; Weilheim, Germany and Bonham, Texas. The Company believes that it has sufficient production capacity to meet demand over the next several years. The Company is currently holding for sale facilities in Falaise, France; Jasper, Tennessee; Glenrothes, Scotland; Schwelm, Germany; Weilheim, Germany and Atlanta, Georgia, as well as a 59-acre tract of unimproved land located in Fort Wayne, Indiana. The Company has recently sold the Bonham, Texas facility and 34 acres of unimproved land near its corporate headquarters.

Item 3. Legal Proceedings.

  The four former shareholders of MSI filed a $30.0 million arbitration claim against the Company with the American Arbitration Association on July 7, 1999 alleging fraud, breach of contract, tortious interference with contractual relations and breach of implied covenant of good faith and fair dealing. The claims relate to the Company's acquisition of MSI in 1997 and the termination for cause of its president in February 1999. The Company believes that the claims are without merit and will vigorously defend against the allegations. The Company has filed counterclaims and is also seeking damages in excess of $4.0 million for breaches of representations and warranties in the purchase agreement. Management believes that the outcome of this arbitration will not materially adversely affect the business, financial condition or results of operations of the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                                    PART II

Item 5. Market For The Registrant's Common Equity and Related Shareholder
Matters.

  The Company's common stock, no par value (the "Common Stock"), is traded on the New York Stock Exchange under the symbol "TOK." The high and low sales prices for the Common Stock for 1999 and 1998 are set forth as follows:

                        QUARTERLY HIGH-LOW SHARE PRICES

                                                                   High    Low
                                                                 -------- ------
Year Ended November 30, 1998
First Quarter................................................... 20 7/8   16 3/8
Second Quarter.................................................. 18 1/4   14 7/8
Third Quarter................................................... 22 15/16  7
Fourth Quarter.................................................. 10 1/8    5 3/8

Year Ended November 30, 1999
First Quarter................................................... 11        7 1/4
Second Quarter.................................................. 10 1/2    7 1/8
Third Quarter................................................... 12 3/8    9 3/4
Fourth Quarter.................................................. 11        2 3/4

  The Company has not declared or paid dividends on the Common Stock in recent years. Currently, the Company does not anticipate paying any cash dividends on the Common Stock in the foreseeable future. The New Credit Agreement and the indentures governing the Dollar Notes and the Euro Notes also restrict the payment of dividends.

  The number of Common Stock shareholders of record on February 22, 2000, was approximately 2,229. On February 22, 2000, the closing price of the Common Stock, as reported on the New York Stock Exchange, was $3.0625 per share.

Item 6. Selected Financial Data.

  The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the Consolidated Financial Statements and related notes in Item 8.

                            SELECTED FINANCIAL DATA
                (Amounts in thousands except dollars per share)

                                         Year Ended November 30,
                               ------------------------------------------------
                                 1999    1998(A)     1997    1996(B)     1995
                               --------  --------  --------  --------  --------
Statement of Operations Data:
Net sales....................  $693,932  $466,440  $385,469  $279,733  $221,573
Operating profit (C).........    15,730    14,769    20,645     6,356     5,811
Interest expense, net........    51,450    19,257    16,451     7,191     3,319
Earnings (loss) before income
 taxes(D)....................   (36,641)   (2,698)    5,197    (1,229)    3,270
Earnings (loss)(D)...........   (36,537)   (3,744)    3,980    (2,009)    3,231
Preferred stock dividends....     1,515     1,484     1,512     1,543     1,580
Earnings (loss) applicable to
 common stock(D).............   (38,052)   (5,228)    2,468    (3,552)    1,651
Earnings (loss) per common
 share(D):
  Basic......................  $  (3.01) $  (0.46) $   0.31  $  (0.45) $   0.21
  Weighted average shares
   outstanding...............    12,668    11,371     8,042     7,940     7,911
  Diluted....................  $  (3.01) $  (0.46) $   0.27  $  (0.45) $   0.17
  Weighted average shares
   outstanding...............    12,668    11,371     9,005     7,940     9,500
Balance Sheet Data (at year
 end):
Working capital..............  $ 70,058  $ 96,473  $ 41,650  $ 54,356  $ 50,353
Property, plant and
 equipment, net..............    71,976    76,227    42,535    41,010    28,558
Total assets.................   690,802   771,816   290,619   309,861   124,332
Total debt(E)................   478,556   443,331   140,980   155,745    38,612
ESOP preferred stock, net....    15,439    12,130     9,853     8,137     6,426
Common shareholders' equity,
 net(F)......................   (22,830)   64,631    10,618    17,678    23,797
Other Data:
Cash flows from operating
 activities..................   (13,726)    9,790    21,202     5,897     3,347
Cash flows from investing
 activities..................   (12,594) (124,414)  (10,394)  (54,079)   (4,910)
Cash flows from financing
 activities..................    31,227   125,669   (11,795)   57,016       754
Capital expenditures.........    17,909    14,548    11,154     3,061     5,559
Depreciation and
 amortization................    25,869    13,136     9,232     5,028     4,857
Interest expense and
 preferred stock dividends...    53,708    21,563    18,800     9,336     5,168
EBITDA (as defined)(G).......    55,661    43,707    34,767    17,842    14,126

--------
(A) Results for 1998 include eleven months of MSI operations and two months of RPS operations.
(B) Results for 1996 include three months of Sofitam operations.
(C) Operating profit (loss) equals net sales less cost of sales, selling, general and administrative expenses, depreciation and amortization, and merger and acquisition costs and other unusual items.
(D) The amounts for the years ended November 30, 1999, 1998 and 1997 exclude $6,249, $23,924 and $1,886, respectively, for extraordinary loss on debt extinguishment.
(E) Total debt includes all senior subordinated notes, junior subordinated notes, senior notes, long-term borrowings under the credit agreements and other credit agreements, the current portion of such borrowings, cash overdraft facilities and the guaranteed ESOP Obligation.
(F) 1999 and 1998 common shareholders' equity includes net proceeds from the Company's 1998 common stock offering of $67,724 and $20,000 of common stock warrants issued in connection with the RPS Division acquisition.
(G) EBITDA represents earnings (loss) from continuing operations before income taxes and extraordinary loss, net interest expense, depreciation and amortization, merger and acquisition costs and other unusual items and minority interest. Management uses EBITDA as a financial indicator of the Company's ability to service debt, although the precise definition of EBITDA is subject to variation among companies. EBITDA should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on the Company's results of operations and liquidity and capital resources. For additional information concerning the Company's historical cash flows, see the consolidated statement of cash flows included elsewhere herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

  On December 22, 1999, the Company amended its New Credit Agreement (defined below). Among the items amended were the removal of the requirement to obtain $50.0 million through the issuance of equity-type securities and the provision for a mandatory reduction of the term loan by $50.0 million. As such, the Company has reclassified the $50.0 million repayment from current to long term liabilities for the year ended November 30, 1999. Other terms of the New Credit Agreement that were amended include the addition of $5.7 million to the borrowing availability under the working capital facility; changes to the consolidated net worth covenant; changes to the leverage and senior leverage ratio covenants; changes to the minimum EBITDA covenant; the addition of a clean down or availability covenant on the working capital facility; and an acceleration of the termination date of the New Credit Agreement from September 30, 2004 to September 30, 2003.

  In consideration for the amendment to the New Credit Agreement, the Company paid certain fees and expenses to the bank group including warrants to purchase 16.5% of the outstanding common stock of the Company at a purchase price of $3.95 per share. The warrants are exercisable for an aggregate of 2,097,427 common shares. The Company has the right, subject to the terms and conditions of the New Credit Agreement, to purchase 100% of the warrants upon termination of the New Credit Agreement or 50% by meeting specified de-leveraging conditions at various discount rates.

  On September 30, 1998, the Company completed the acquisition ("RPS Acquisition") of the fuel dispenser systems and service business (the "RPS Division") of Schlumberger Limited ("Schlumberger") for a price equal to $330.0 million in cash, notes, and warrants, subject to certain post-closing adjustments. Of the $330.0 million purchase price, $100.0 million was paid in cash borrowed under the terms of the Company's new bank credit agreement (the "New Credit Agreement") as well as $22.5 million of senior notes due 2005 (the "Senior Notes"). The $210.0 million seller note portion of the purchase price consisted of $40.0 million in ten year, 12.0% junior subordinated payment-in-kind notes (the "Junior Notes") and $170.0 million in 12.0% senior subordinated notes due January 29, 1999 (the "Senior Subordinated Seller Notes"). In addition, $20.0 million of the purchase price was paid with warrants (the "Warrants") exercisable for five years, beginning January 30, 1999, to purchase at a nominal price 2,526,923 shares of the Company's common stock.

  The RPS Acquisition was accounted for as a purchase and the RPS Division's results of operations have been included in the Consolidated Financial Statements of the Company from the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values. The purchase price exceeded the estimated fair value of tangible and intangible net assets acquired by $263.4 million, which has been recorded as goodwill.

  Under the terms of the purchase agreement, the Company is to reimburse Schlumberger for cash (net of adjustments) that remained in the RPS Division on the effective date of the RPS Acquisition, which amounted to $6.5 million. The Company has filed a claim against Schlumberger for breaches of certain representations and warranties that were made in the purchase agreement related to the RPS Acquisition. The amount of the claim exceeds the cash amount due to Schlumberger.

  On January 29, 1999, the Company redeemed the Senior Subordinated Seller Notes and the Senior Notes with the proceeds from the issuance of $123.0 million aggregate principal amount of 11.375% Senior Subordinated Notes due 2008 (the "Dollar Notes") and (Euro)75.0 million aggregate principal amount (approximately $75.0 million) of 11.375% Senior Subordinated Notes due 2008 (the "Euro Notes") in a private placement pursuant to Rule 144A and Regulation S (the "Offering"). The Senior Subordinated Seller Notes were redeemed at an aggregate price of $176.7 million, representing principal of $170.0 million and accrued and unpaid interest of $6.7 million. The Senior Notes were redeemed at an aggregate price of $23.2 million, representing principal of $22.5 million, accrued and unpaid interest thereon of $0.2 million and an applicable call premium of $0.5 million.

  Simultaneously with the RPS Acquisition, the Company executed the New Credit Agreement with a consortium of banks to pay a portion of the purchase price and to refinance previously existing indebtedness. The New Credit Agreement originally consisted of a six year, $120.0 million revolving working capital facility and a six year, $120.0 million term loan facility due 2004. In conjunction with the January 29, 1999 Offering, the Company used approximately $9.1 million of the proceeds to reduce borrowings under the working capital facility and to permanently reduce the bank working capital commitment from $120.0 million to $110.0 million. In connection with the December 22, 1999 amendment to the New Credit Agreement, the maturity date was changed to September 30, 2003. An additional agreement provides for the assignment of a three year $7.6 million ESOP loan facility.

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

  International sales by foreign subsidiaries and exports from the U.S. totaled approximately 68%, 60%, and 64% of consolidated net sales in 1999, 1998, and 1997, respectively. The acquisition of the RPS Division in 1998 and Sofitam in 1996 has increased the Company's international sales.

  In December 1997, the Company acquired Management Solutions, Inc. ("MSI"). MSI develops and distributes retail automation systems (including POS software), primarily for the convenience store, petroleum dispensing and fast food service industries. The Company paid MSI's stockholders an initial amount of $12.0 million. The Company borrowed funds for the initial purchase price under the Old Credit Agreement. The Company is also obligated to make contingent payments of up to $13.2 million through 2000 based on MSI's performance. The $13.2 million consists of $8.0 million of additional purchase price, $2.6 million related to a non-compete agreement, and $2.6 million of additional employee compensation. In 1999 and 1998, the Company was not required to and did not make any performance payments. The former stockholders of MSI have commenced arbitration proceedings against the Company. See Item 3 "Legal Proceedings."

Results of Operations

  Net sales increased 48.8% in 1999 to $693.9 million compared to $466.4 million in 1998. Sales for North America, excluding domestic export sales, were $219.4 million in 1999 compared to $187.2 million in 1998. International sales, including domestic export sales, were $474.6 million in 1999 compared to $279.2 million in 1998. The increase in net sales in 1999 versus 1998 was primarily attributable to the full year inclusion of the acquired RPS Division's sales in the Company's 1999 results compared to the inclusion of RPS Division sales for two months in 1998. During 1999, the oil industry experienced continued consolidation among major oil companies which had the effect of reducing their purchases from the Company. It is currently unknown what effect, if any, these mergers will have on the Company's future sales levels or operations.

  Net sales for 1998 were $466.4 million. Net sales excluding the 1998 fiscal year acquisitions of MSI and the RPS Division (the "Acquisitions") were $390.4 million as compared to $385.5 million in 1997. After excluding the effects of the Acquisitions, net sales for 1998 increased by 1.3% from 1997 levels. Sales for North America, excluding export sales, increased 18.4% from $139.9 million in 1997 to $165.6 million in 1998. This increase was driven by a stronger demand in the Company's retail distribution, commercial dispensers and service parts sales. This demand was driven by new, more convenient products, such as credit/debit card readers, environmental regulations, and products requiring vapor recovery systems.

  After excluding the effects of the Acquisitions, international sales, including domestic export sales, were $224.8 million in 1998 compared to $245.5 million in 1997, representing a decrease of $20.7 million or 8.4%. This decrease was due in part to the continued decline in foreign currency exchange rates from prior year levels. International sales would have been $5.9 million higher if average exchange rates of European and African currencies remained consistent with 1997 rates. The other major contributing factor was a significant decline in current year domestic export sales to the Asia Pacific and Middle East regions compared to prior year levels. The depressed sales to the Asia Pacific region compared to prior year levels was caused by a significant economic downturn in that region's economy.

  Gross margin as a percent of sales (defined as net sales less cost of sales, divided by net sales) was 23.3% in 1999 compared to 26.0% in 1998. The decrease in gross margin for 1999 was attributable to the increase in service revenue in the Company's product mix which provides a lower margin than equipment sales and the inclusion of a full year of RPS Division operations which have had lower gross margins. During 1999, the Fort Wayne, Indiana manufacturing facility continued its program of operational improvements. The Company's operational excellence strategy provides an integrated process resulting in what the Company believes is a true world-class manufacturing facility. This comprehensive approach utilizes advanced operating techniques encompassing lean manufacturing, six sigma quality, high performance organizations, supplier partnerships, advanced materials management and strategies to gain the maximum amount of operational efficiencies. Once fully implemented at the Fort Wayne, Indiana facility, these same techniques will be implemented in all manufacturing facilities worldwide.

  Gross margin as a percent of sales was 26.0% in 1998 compared to 26.3% in 1997. This decline was due to the historically lower gross margins in the RPS Division's business, offset partially by manufacturing improvements made in certain of the Company's operations.

  Selling, general and administrative expense ("SG&A") as a percentage of net sales was 15.1% in 1999 compared to 17.1% in 1998. This improvement in SG&A is driven by cost savings from the continuing integration and rationalization of the RPS Acquisition and increased levels of sales.

  In 1998, SG&A as a percentage of net sales was 17.1% for 1998. After removing the effects of the Acquisitions, SG&A was 17.6% or $68.9 million in 1998 compared to 17.7% or $68.2 million in 1997. The slight increase in dollars is primarily attributed to increased costs associated with year 2000 corrective actions and increased incentive compensation related to sales and earnings performance.

  Depreciation and amortization expense increased in 1999 to $25.9 million from $13.1 million in 1998. This increase is the direct result of higher levels of assets due to the inclusion of the RPS Division for a full year and amortization of the goodwill associated with the RPS Acquisition. Depreciation and amortization expense increased in 1998 to $13.1 million from $9.2 million in 1997, primarily due to two months of depreciation on RPS Division assets.

  Net interest expense for 1999 increased to $51.5 million from $19.2 million in 1998. The increase was the result of increased levels of debt in 1999 including borrowings under the New Credit Agreement. The increased levels of debt were related to the acquisition of the RPS Division.

  Net interest expense increased in 1998 to $19.2 million from $16.5 million in 1997. This increase was the direct result of higher levels of debt incurred to effect the acquisition of the RPS Division.

  The Company incurred a net foreign currency exchange loss of $2.1 million in 1999 compared to a net foreign currency exchange gain of $1.4 million in 1998. The primary reason for this loss was the continued decline in the value of the Euro and other European currencies against the U.S. dollar during 1999.

  A net foreign currency exchange gain of $1.4 million was realized in 1998 compared to a net currency loss of less than $0.1 million in 1997. During the second quarter of 1998, the Company realized a foreign currency gain of $0.8 million associated with the repayment of various French franc denominated borrowings previously entered into under the Company's Old Credit Agreement. During the fourth quarter of 1998, the Company settled a foreign denominated obligation which resulted in a foreign currency gain of $0.6 million. The 1997 currency loss was due principally to the decline of the French franc against the U.S. dollar and was partially offset by a foreign currency gain of $0.5 million on the sale of a foreign currency option contract.

  Other income, net was $1.3 million in 1999 compared to $0.7 million in 1998. This increase was primarily attributable to the gain on the sale of 34 acres of unimproved land near the Company's corporate headquarters in Fort Wayne, Indiana.

  Other income, net was $0.7 million in 1998 compared to $1.4 million in 1997. This decrease was principally due to lower gains realized on the sale of property, plant and equipment.

  Income tax benefit for 1999 was $0.1 million compared to income tax expense of $1.0 million in 1998. The majority of this income tax benefit realized in 1999 is comprised of foreign tax benefits derived from the formation of fiscal unities in key European countries.

  Income tax expense for 1998 was $1.0 million, a decrease from $1.2 million in 1997. The decrease was due to utilization of net operating loss carryforwards and adjustments of prior years' taxes and refunds. Income tax expense for 1997 was $1.2 million due to higher income, offset partially by utilization of net operating loss carry forwards and adjustments of prior year's taxes and refunds.

  For the year ended November 30, 1999, the Company recorded a net deferred tax asset of $65.3 million, which was offset in full by a valuation allowance due largely to uncertainties associated with the Company's ability to fully use these tax benefits. The Company is continuing to evaluate the likelihood that all or part of the deferred tax asset will be realized through the generation of future taxable earnings. When, in the future, the Company is able to generate sufficient levels of taxable income, the valuation allowance will be adjusted accordingly. See Note 15 to the Consolidated Financial Statements for additional information concerning the Company's income tax position at November 30, 1999.

  Loss before extraordinary loss on debt extinguishment for 1999 was $36.5 million, or $3.01 loss per common share, compared to a loss before extraordinary loss on debt extinguishment in 1998 of $3.7 million, or $0.46 loss per common share. The net loss in 1999 included $14.9 million of merger and acquisition costs and other unusual items and $51.4 million of interest expense related to the acquired RPS Division. The 1998 loss included $13.7 million of merger and acquisition costs and other unusual items and $19.3 million of interest expense. For further discussion see Note 2 "Acquisitions."

  Loss before extraordinary loss on debt extinguishment in 1998 was $3.7 million, or $0.46 loss per common share, compared with 1997 earnings before extraordinary loss on debt extinguishment of $4.0 million or $0.27 earnings per diluted common share. The net loss in 1998 included merger and acquisition costs and other unusual items of $13.7 million, compared to $3.5 million in 1997.

  In 1999, the Company incurred a $6.2 million, or $0.49 per common share, extraordinary loss on debt extinguishment. This extraordinary loss was related to the redemption of the $170.0 million Senior Subordinated Seller Notes and the $22.5 million Senior Notes. The $6.2 million of extraordinary loss was comprised of the write off of $5.7 million of unamortized deferred issuance costs and $0.5 million of premiums paid to redeem the Senior Notes. See further discussions under "Liquidity and Capital Resources" and Note 7 to the Consolidated Financial Statements, "Senior Subordinated Notes."

  In 1998, the Company incurred a $23.9 million extraordinary loss, or $2.10 loss per diluted common share, as a result of redeeming all outstanding 11.5% Notes and refinancing borrowings under the Old Credit Agreement. This loss included $15.7 million of premiums paid to purchase the 11.5% Notes and $8.2 million of the remaining unamortized deferred issuance costs associated with the 11.5% Notes and the Old Credit Agreement. In 1997, the Company incurred a $1.9 million extraordinary loss, or $0.21 loss per diluted common share, as a result of the open-market purchase and retirement of $10.0 million in aggregate principal amount of the 11.5% Notes. This loss included $1.4 million of premiums paid to purchase the 11.5% Notes and $0.5 million representing the write-off of a proportionate share of the original unamortized deferred issuance costs. See further discussions under "Liquidity and Capital Resources" and Note 7 to the Consolidated Financial Statements, "Senior Subordinated Notes."

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

  Based upon the Company's plans and progress to date, the Company believes that use of the Euro will not have a significant impact on the manner in which it conducts its business affairs and processes its business and accounting records. However, there can be no certainty that such plans will be successfully implemented nor that external factors will not have an adverse effect on the Company's operations. Any costs of compliance associated with the adoption of the Euro will be expensed as incurred and the Company does not expect these costs to be material to its financial condition, results of operations or cash flows.

  Inflation has not had a significant impact on the Company's results of operations.

  The Company is a party to various legal matters, and its operations are subject to federal, state, and local environmental laws and regulations. For further details, see Note 20 to the Consolidated Financial Statements, "Contingent Liabilities."

Liquidity and Capital Resources

  Cash used in operations for 1999 was $13.7 million compared to cash provided from operations of $9.8 million in 1998. The primary uses of cash in 1999 were the payment of $14.4 million for accrued expenses, primarily to fund the Company's cost savings initiatives and interest payments and to fund the net loss of $42.8 million. The majority of the cash payments of accrued expenses were related to cash restructuring and acquisition expenses incurred as part of the continuing integration and rationalization of the RPS Division.

  Cash provided from operations was $9.8 million in 1998 compared to $21.2 million in 1997. The decrease from 1997 to 1998 was primarily due to increased receivables, principally at the RPS Division locations since the date of the RPS Acquisition. The increase in receivables was caused by the increased year-end RPS Division sales. The increase in 1997 cash provided from operations was achieved primarily through improved earnings, reductions in receivables and inventory, and an increase in accounts payable.

  The Company's capital expenditures amounted to $17.9 million in 1999, $14.5 million in 1998 and $11.2 million in 1997. The increases year over year relate primarily to capital requirements for implementing the consolidation plan for the RPS Division and Sofitam, improvements at the Company's Fort Wayne, Indiana manufacturing facility, and capitalized costs associated with the implementation of new finance and accounting software packages at the Fort Wayne, Indiana, Lansdale, Pennsylvania and Tremblay, France locations. At

November 30, 1999, no significant contractual commitments existed for future capital expenditures. The Company expects to commit approximately $9.0 million for capital expenditures during 2000.

  On September 30, 1998, the Company completed the acquisition of the RPS Division for a price equal to $330.0 million in cash, notes, and warrants, subject to certain post-closing adjustments. Of the $330.0 million purchase price, $100.0 million was paid in cash borrowed under the terms of the Company's New Credit Agreement as well as $22.5 million of Senior Notes. The $210.0 million seller note portion of the purchase price consisted of $40.0 million Junior Notes and $170.0 million Senior Subordinated Seller Notes. The remaining $20.0 million of the purchase price was paid with warrants exercisable for five years, beginning January 30, 1999, to purchase at a nominal price 2,526,923 shares of the Company's common stock.

  Simultaneously with the RPS Acquisition, the Company executed the New Credit Agreement with a consortium of banks to pay a portion of the purchase price and to refinance previously existing indebtedness. The New Credit Agreement originally consisted of a six year, $120.0 million revolving working capital facility and a six year $120.0 million term loan facility. In conjunction with the January 29, 1999 Offering, the Company used approximately $9.1 million of the proceeds to reduce borrowings under the working capital facility and to permanently reduce the bank working capital commitment from $120.0 million to $110.0 million. In connection with the December 22, 1999 amendment to the New Credit Agreement, the maturity date was changed to September 30, 2003. An additional agreement provides for the assignment of a three year $7.6 million ESOP loan facility.

  On December 22, 1999, the Company amended its New Credit Agreement. Among the items amended were the removal of the requirement to obtain $50.0 million through the issuance of equity-type securities and the provision for a mandatory reduction of the term loan by $50.0 million. As such, the Company has reclassified the $50.0 million repayment from current to long term liabilities for the year ended November 30, 1999. Other terms of the New Credit Agreement that were amended include the addition of $5.7 million to the borrowing availability under the working capital facility; changes to the consolidated net worth covenant; changes to the leverage and senior leverage ratio covenants; changes to the minimum EBITDA covenant; the addition of a clean down or availability covenant on the working capital facility; and an acceleration of the termination date of the New Credit Agreement from September 30, 2004 to September 30, 2003.

  In consideration for the amendment to the New Credit Agreement, the Company paid certain fees and expenses to the bank group including warrants to purchase 16.5% of the outstanding common stock of the Company at a purchase price of $3.95 per share. The warrants are exercisable for an aggregate of 2,097,427 shares. The Company has the right, subject to the terms and conditions of the New Credit Agreement, to purchase 100% of the warrants upon termination of the New Credit Agreement or 50% by meeting specified de-leveraging conditions at various discount rates.

  At November 30, 1999, the outstanding borrowings were $94.3 million under the revolving working capital facility, $117.5 million under the term loan, and $4.4 million under the ESOP facility. Available borrowings under the revolving working capital facility were $15.7 million at November 30, 1999, subject to the Company's borrowing base calculation and certain other loan covenants.

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

  On January 29, 1999, the Company redeemed the Senior Subordinated Seller Notes and the Senior Notes with the proceeds from the issuance of $123.0 million of Dollar Notes and (Euro)75.0 million of Euro Notes (currently valued at $75.0 million) in a private placement pursuant to Rule 144A and Regulation
S. The Senior

Subordinated Seller Notes were redeemed at an aggregate price of $176.7 million, representing principal of $170.0 million and accrued and unpaid interest thereon of $6.7 million. The Senior Notes were redeemed at an aggregate price of $23.2 million, representing principal of $22.5 million, accrued and unpaid interest thereon of $0.2 million and an applicable call premium of $0.5 million.

  During the first quarter of 1999, the Company incurred an extraordinary loss on debt extinguishment of approximately $6.2 million in connection with the refinancing of the Senior Notes and the Senior Subordinated Seller Notes. This amount consists of $0.5 million of premiums on the Senior Notes and approximately $5.7 million of unamortized deferred issuance costs.

  Under the terms of the RPS Division purchase agreement, the Company is to reimburse Schlumberger for cash (net of adjustments) that remained in the RPS Division at the acquisition date, which amounts to $6.5 million. The Company has filed a claim against Schlumberger for breaches of certain representations and warranties that were made in the purchase agreement related to the RPS Acquisition. The amount of the claim exceeds the cash due to Schlumberger.

  In March 1998, the Company completed the Common Stock Offering. Net proceeds from the Common Stock Offering totaled approximately $67.7 million. The Company used $39.4 million of the proceeds to redeem $35.0 million in aggregate principal amount of its 11.5% Notes. The 11.5% Notes were redeemed at the call price of 109.857%, expressed as a percentage of the original face value, resulting in premiums paid of $3.5 million along with accrued interest of $0.9 million. Following the redemption, $55.0 million in aggregate principal amount of the 11.5% Notes remained outstanding. The Company recorded an extraordinary loss on the extinguishment of the 11.5% Notes of approximately $5.0 million during the second quarter of 1998. This loss includes $3.5 million of premiums paid to purchase the 11.5% Notes and $1.5 million representing the write-off of a proportionate share of the original unamortized deferred issuance costs. The remaining $28.3 million was applied toward the Old Credit Agreement and general corporate purposes.

  As part of the purchase price of the RPS Division, the Company has provided for certain costs it expects to incur to close down redundant operations in connection with the reorganization and rationalization of the RPS Division's operations. The Company has incurred $13.2 million of expenditures in 1999 and expects to incur an additional $8.6 million which consists of $8.0 million of involuntary termination costs to reduce redundant staffing levels, approximately $0.2 million of facility closure and other exit costs, and approximately $0.4 million associated with lease breakage fees. These costs have been aggregated and included in accrued liabilities. These amounts do not include costs associated with the consolidation of previously existing Tokheim subsidiaries, which will be expensed as incurred, nor do these costs benefit future periods. The Company estimates the cash expenditures necessary to close or consolidate certain of the existing Tokheim subsidiaries to approximate $3.0 million in addition to the $1.8 million spent in 1999. These costs will be funded with cash generated from operations, working capital improvements and, if needed, borrowings from the working capital facility. For additional information see Item 2 "Acquisitions."

  As part of the MSI acquisition, the Company is obligated to make contingent payments of up to $13.2 million through 2000 based on MSI's performance. The $13.2 million consists of $8.0 million of additional purchase price, $2.6 million related to a non-compete agreement, and $2.6 million of additional employee compensation. In 1999 and 1998 the Company was not required to and did not make any performance payments under the purchase agreement. The former stockholders of MSI have commenced arbitration proceedings against the Company. For further discussion of the matter, see Item 3 "Legal Proceedings".

  The Company has guaranteed loans to the Employees' Stock Ownership Plan ("ESOP") in the amounts of $4.4 million and $7.0 million at November 30, 1999 and 1998, respectively. The Trustee who holds the ESOP Preferred Stock may elect to convert each preferred share to one common share in the event of a redemption by the Company, certain consolidations or mergers of the Company, or a redemption by the Trustee that is necessary to provide for distributions under the Company's Retirement Savings Plan. A participant may elect to receive a distribution from the plan in cash or common stock. If redeemed by the Trustee, the Company is responsible for purchasing the preferred stock at the twenty-five dollar floor value. The Company may elect to pay the redemption price in cash or an equivalent amount of common stock. Preferred stock dividends paid were approximately $1.5 million in 1999 and 1998, respectively.

  Beginning in 1996, the Company began to address any possible Year 2000 ("Y2K") issues related to the Company's software and hardware systems as well as its product line. The Company prepared an inventory of all systems and equipment, analyzing risks, determining compliance levels and addressing remediation tactics. In 1997, a formal Y2K program office was established with a full time staff to address all aspects on a worldwide basis. The program office was sponsored by and reported to the executive steering committee of the Company which is comprised of the Company's senior management.

  The program office established regional Y2K offices throughout the world in early 1998. The Y2K project office identified five major sub projects related to the Y2K issue: products utilizing embedded technologies; information systems and technology; external agents consisting primarily of supplier, distributors and third party service providers; manufacturing equipment; and infrastructure. The Y2K program office published a Y2K implementation manual which was distributed throughout the Company. The Company enlisted the assistance of a third party consulting firm to verify and validate its Y2K plan.

  The program office established a deadline of August 31, 1999 for contingency planning to be completed. Contingency planning was defined as planning to ensure the continued availability of essential services, programs, and operations including all the resources necessary to operate the enterprise at a level acceptable to senior management. Operations' stability and reliability was to be maintained to ensure the survival of the enterprise and to represent the primary objectives of contingency planning. The goals of the contingency planning are outlined below. They include:

 .  Ensuring that threats to the safety of the Company's employees and visitors were minimized or eliminated
 .  To provide a sense of security through continued operations
 .  To minimize damage to, or loss of, enterprise assets
 .  To minimize the establishment of alternative locations for essential business functions
 .  Minimize the need for subjective decision-making during a systems failure
 .  To provide a standard for testing and updating the contingency plan
 . To ensure the availability of necessary resources to avoid any interruption of operations during a systems failure

  Through the planning and corrective actions identified by the Y2K program office, the Company did not experience any system critical failures. The Company incurred costs of approximately $4.0 million related to the Y2K program office. The Y2K program office was officially closed on January 31, 2000.

 The Future

  The Company's principal sources of liquidity in the future are expected to be cash flow from operations and available borrowings under the New Credit Agreement. It is expected that the Company's principal uses of liquidity will be to provide working capital, finance capital expenditures, fund costs associated with the Company's integration and rationalization plan and meet debt service requirements. As a result of the acquisition of the RPS Division, the Company has a significant level of debt. Based upon current levels of operations and anticipated cost savings and future growth, the Company believes that its expected cash flow from operations, together with available borrowings under the New Credit Agreement and its other sources of liquidity, including leases, will be adequate to meet its anticipated requirements for working capital, capital expenditures, lease payments and scheduled principal and interest payments. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels, that estimated cost savings or growth will be achieved or that financial ratios and financial tests under the New Credit Agreement will be met or that the Company will be able to refinance its existing indebtedness in whole or in part.

  The indentures under which the Dollar Notes and the Euro Notes were issued (the "Indentures") and the New Credit Agreement contain a number of significant covenants. The New Credit Agreement requires the Company to maintain specified financial ratios and satisfy certain financial tests. During the year ended November 30, 1999 and in December 1999 the Company was required to enter into three amendments to the New Credit Agreement to avoid the occurrence of events of default relating to certain financial ratios and financial tests. The Company's ability to meet such amended financial ratios and tests in the future may be affected by events beyond its control. While the Company currently expects to be in compliance with the covenants and satisfy the financial ratios and tests in the future, there can be no assurance that the Company will meet such financial ratios and tests or that it will be able to obtain future amendments to the New Credit Agreement, if so needed, to avoid a default. In the event of a default, the lenders could elect to declare all amounts borrowed under the New Credit Agreement to be due and payable. In addition, the Indentures limit the ability of the Company and its subsidiaries to, among other things: incur additional debt; pay dividends on capital stock or repurchase capital stock or make certain other restricted payments; use the proceeds of certain asset sales; make certain investments; create liens on assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and transfer and sell assets.

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

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

Item 8. Financial Statements and Supplementary Data.

                       CONSOLIDATED STATEMENT OF EARNINGS

             for the years ended November 30, 1999, 1998, and 1997
                (Amounts in thousands except dollars per share)

                                                     1999      1998      1997
                                                   --------  --------  --------
Net sales........................................  $693,932  $466,440  $385,469
Cost of sales, exclusive of items listed below...   532,089   345,031   283,932
Selling, general, and administrative expenses....   105,349    79,819    68,167
Depreciation and amortization....................    25,869    13,136     9,232
Merger and acquisition costs and other unusual
 items...........................................    14,895    13,685     3,493
                                                   --------  --------  --------
Operating profit.................................    15,730    14,769    20,645
Interest expense (net of interest income of $743,
 $822, and $837 respectively)....................    51,450    19,257    16,451
Foreign currency (gain) loss.....................     2,148    (1,442)       48
Minority interest in subsidiaries................        88       327       394
Other income, net................................    (1,315)     (675)   (1,445)
                                                   --------  --------  --------
Earnings (loss) before income taxes and
 extraordinary loss..............................   (36,641)   (2,698)    5,197
Income taxes.....................................      (104)    1,046     1,217
                                                   --------  --------  --------
Earnings (loss) before extraordinary loss........   (36,537)   (3,744)    3,980
Extraordinary loss on debt extinguishment........    (6,249)  (23,924)   (1,886)
                                                   --------  --------  --------
Net earnings (loss)..............................   (42,786)  (27,668)    2,094
Preferred stock dividends ($1.94 per share)......    (1,515)   (1,484)   (1,512)
                                                   --------  --------  --------
Earnings (loss) applicable to common stock.......  $(44,301) $(29,152) $    582
                                                   ========  ========  ========
Earnings (loss) per common share:
  Basic
    Before extraordinary loss....................  $  (3.01) $  (0.46) $   0.31
    Extraordinary loss on debt extinguishment....     (0.49)    (2.10)    (0.23)
                                                   --------  --------  --------
    Net earnings (loss)..........................  $  (3.50) $  (2.56) $   0.08
                                                   ========  ========  ========
    Weighted average shares outstanding..........    12,668    11,371     8,042
                                                   ========  ========  ========
  Diluted
    Before extraordinary loss....................  $  (3.01) $  (0.46) $   0.27
    Extraordinary loss on debt extinguishment....     (0.49)    (2.10)    (0.21)
                                                   --------  --------  --------
    Net earnings (loss)..........................  $  (3.50) $  (2.56) $   0.06
                                                   ========  ========  ========
    Weighted average shares outstanding..........    12,668    11,371     9,005
                                                   ========  ========  ========

    The accompanying notes are an integral part of the financial statements.

                           CONSOLIDATED BALANCE SHEET
                        as of November 30, 1999 and 1998
                             (Amounts in thousands)

                                                                1999     1998
                                                              -------- --------
Assets
Current assets:
  Cash and cash equivalents.................................. $ 14,437 $ 26,801
  Accounts receivable, less allowance for doubtful accounts
   of $6,786 and $2,115, respectively........................  168,565  172,693
  Inventories:
    Raw materials, service parts and supplies................   68,122   67,397
    Work in process..........................................   16,389   27,418
    Finished goods...........................................    9,017   25,070
                                                              -------- --------
                                                                93,528  119,885
  Other current assets.......................................   12,598   19,139
                                                              -------- --------
    Total current assets.....................................  289,128  338,518

Property, plant and equipment, at cost:
  Land and land improvements.................................    5,683    5,644
  Buildings and building improvements........................   43,403   41,803
  Machinery and equipment....................................  104,377   95,460
  Construction in progress...................................    2,143    6,041
                                                              -------- --------
                                                               155,606  148,948
    Less accumulated depreciation............................   83,630   72,721
                                                              -------- --------
                                                                71,976   76,227
Other tangible assets........................................    2,328    4,873
Intangible assets, net.......................................  308,552  332,733
Other non-current assets, net................................   18,818   19,465
                                                              -------- --------
    Total assets............................................. $690,802 $771,816
                                                              ======== ========


    The accompanying notes are an integral part of the financial statements.

                           CONSOLIDATED BALANCE SHEET
                       as of November 30, 1999, and 1998
                (Amounts in thousands except dollars per share)

                                                              1999      1998
                                                            --------  --------
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
  Current maturities of long-term debt....................  $ 10,731  $  2,520
  Cash overdrafts.........................................    12,321    15,064
  Accounts payable........................................    84,511    95,322
  Accrued expenses........................................   111,507   129,139
                                                            --------  --------
    Total current liabilities.............................   219,070   242,045
Notes payable, bank credit agreement......................   204,284   182,145
Senior notes..............................................       --     22,500
Senior subordinated notes.................................   198,681   170,000
Junior subordinated payment-in-kind notes.................    45,020    40,000
Other long-term debt, less current maturities.............     3,168     4,115
Guaranteed Employees' Stock Ownership Plan obligation.....     4,351     6,987
Post-retirement benefit liability.........................    18,693    16,617
Minimum pension liability.................................       --      3,135
Other long-term liabilities...............................     4,926     7,511
                                                            --------  --------
                                                             698,193   695,055
                                                            --------  --------
Commitments and contingencies (Note 20)
Redeemable convertible preferred stock, at liquidation
 value of $25 per share, 1,700 shares authorized, 960
 shares issued............................................    24,000    24,000
Guaranteed Employees' Stock Ownership Plan obligation.....    (4,351)   (6,987)
Treasury stock, at cost, 168 and 195 shares,
 respectively.............................................    (4,210)   (4,883)
                                                            --------  --------
                                                              15,439    12,130
                                                            --------  --------
Preferred stock, no par value; 3,300 shares authorized and
 unissued.................................................       --        --
Common stock, no par value; 30,000 shares authorized,
 12,701 and 12,698 shares
 issued ..................................................    90,375    90,354
Common stock warrants.....................................    20,000    20,000
Accumulated other comprehensive loss......................   (69,077)  (25,733)
Retained earnings (accumulated deficit)...................   (63,597)  (19,295)
                                                            --------  --------
                                                             (22,299)   65,326
Treasury stock, at cost, 29 and 38 shares, respectively...      (531)     (695)
                                                            --------  --------
                                                             (22,830)   64,631
                                                            --------  --------
    Total liabilities and shareholders' equity (deficit)..  $690,802  $771,816
                                                            ========  ========

    The accompanying notes are an integral part of the financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

             for the years ended November 30, 1999, 1998, and 1997
                             (Amounts in thousands)

                                                   1999      1998       1997
                                                 --------  ---------  --------
Cash Flows From Operating Activities:
  Net earnings (loss)........................... $(42,786) $ (27,668) $  2,094
  Adjustments to reconcile net earnings (loss)
   to net cash provided from operating
   activities:
    Write-off of in-process research and
     development................................      --       5,879       --
    Extraordinary loss on debt extinguishment...    6,249     23,924     1,886
    Depreciation and amortization...............   28,739     14,794    11,176
    Payment in kind interest....................    5,020        --        --
    Gain on sale of property, plant, and
     equipment..................................   (1,253)       (36)     (408)
    Deferred income taxes.......................      (28)      (431)     (139)
    Changes in assets and liabilities (net of
     effects of the acquisitions in 1998):
      Receivables, net..........................  (11,935)   (21,439)    4,254
      Inventories...............................   21,473      4,327     5,975
      Other current assets......................    4,922      3,185    (2,001)
      Accounts payable..........................   (3,570)     7,691     5,116
      Accrued expenses..........................  (14,404)     6,370    (3,395)
      Other non-current assets..................   (4,348)    (1,658)   (1,944)
      Other.....................................   (1,805)    (5,148)   (1,412)
                                                 --------  ---------  --------
        Net cash provided from (used in)
         operating activities...................  (13,726)     9,790    21,202
                                                 --------  ---------  --------
Cash Flows From Investing Activities:
  Acquisitions, net of cash acquired............      --    (110,641)      --
  Property, plant, and equipment additions......  (17,909)   (14,548)  (11,154)
  Proceeds from sale of property, plant and
   equipment....................................    5,315        775       760
                                                 --------  ---------  --------
        Net cash used in investing activities...  (12,594)  (124,414)  (10,394)
                                                 --------  ---------  --------
Cash Flows From Financing Activities:
  Proceeds from senior notes....................      --      22,500       --
  Redemption of senior notes....................  (22,500)       --        --
  Proceeds from 11.375% senior subordinated
   notes........................................  209,647        --        --
  Redemption of seller senior subordinated
   notes........................................ (170,000)   (90,000)  (10,000)
  Increase (decrease) in other debt.............    8,060     (4,267)   (3,747)
  Net increase in notes payable, banks..........   22,139    158,769     1,770
  Net increase (decrease) in cash overdraft.....   (1,132)     3,571     1,874
  Debt issuance costs...........................  (13,102)   (16,157)      --
  Proceeds from issuance of common stock........       22     74,057     1,706
  Equity issuance costs.........................      --      (4,858)      --
  Treasury stock, net...........................      163       (719)     (496)
  Premiums paid on debt extinguishment..........     (555)   (15,743)   (1,390)
  Preferred stock dividends.....................   (1,515)    (1,484)   (1,512)
                                                 --------  ---------  --------
        Net cash provided from (used in)
         financing activities...................   31,227    125,669   (11,795)
                                                 --------  ---------  --------
Effect of translation adjustments on cash.......  (17,271)     9,318    (2,389)
                                                 --------  ---------  --------
  Increase (decrease) in cash...................  (12,364)    20,363    (3,376)
Cash and cash equivalents:
  Beginning of year.............................   26,801      6,438     9,814
                                                 --------  ---------  --------
  End of year................................... $ 14,437  $  26,801  $  6,438
                                                 ========  =========  ========

    The accompanying notes are an integral part of the financial statements.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

             For the years ended November 30, 1999, 1998 and 1997
                            (Amounts in thousands)

                                                               Retained    Accumulated      Total
                               Common Stock       Guaranteed   Earnings       Other        Common
                         ------------------------    ESOP    (Accumulated Comprehensive Shareholders'
                         Issued Treasury Warrants Obligation   Deficit)       Loss         Equity
                         ------ -------- -------- ---------- ------------ ------------- -------------
Balance at November 30,
 1996................... 19,452   (192)             $(303)     $  9,240     $(10,519)     $ 17,678
 Net earnings...........                                          2,094                      2,094
 Changes in other
  comprehensive income
  (loss)................
 Minimum pension
  obligation
  adjustments...........                                                       1,075         1,075
 Foreign currency
  translation
  adjustments...........                                                     (10,777)      (10,777)
 Adjustment to
  guaranteed ESOP
  obligation............                              303                                      303
 Stock options
  exercised.............  1,706                                                              1,706
 Treasury stock
  transactions..........            52                               (1)                        51
 Preferred stock
  dividends.............                                         (1,512)                    (1,512)
                         ------   ----    ------    -----      --------     --------      --------
Balance at November 30,
 1997................... 21,158   (140)      --     $ --       $  9,821     $(20,221)     $ 10,618
 Net loss...............                                        (27,668)                   (27,668)
 Changes in other
  comprehensive income
  (loss)................
 Minimum pension
  obligation
  adjustments...........                                                        (962)         (962)
 Foreign currency
  translation
  adjustments...........                                                      (4,550)       (4,550)
 Stock options
  exercised.............  1,472                                                              1,472
 Common stock offering.. 67,724                                                             67,724
 Common stock warrants..                  20,000                                            20,000
 Treasury stock
  transactions..........          (555)                                                       (555)
 Preferred stock
  dividends.............                                         (1,484)                    (1,484)
 Minority interest
  dividends.............                                             36                         36
                         ------   ----    ------    -----      --------     --------      --------
Balance at November 30,
 1998................... 90,354   (695)   20,000    $ --       $(19,295)    $(25,733)     $ 64,631
 Net loss...............                                        (42,786)                   (42,786)
 Changes in other
  comprehensive income
  (loss)................
 Minimum pension
  obligation
  adjustments...........                                                       3,135         3,135
 Foreign currency
  translation
  adjustments...........                                                     (46,479)      (46,479)
 Stock options
  exercised.............     21                                                                 21
 Treasury stock
  transactions..........           164                                                         164
 Preferred stock
  dividends.............                                         (1,516)                    (1,516)
                         ------   ----    ------    -----      --------     --------      --------
Balance at November 30,
 1999................... 90,375   (531)   20,000    $ --       $(63,597)    $(69,077)     $(22,830)
                         ======   ====    ======    =====      ========     ========      ========

  The Company adopted SFAS No. 130, "Reporting Comprehensive Income" effective November 30, 1999. SFAS No. 130 requires that a separate presentation for accumulated other comprehensive income (loss) be presented. The components of other comprehensive income (loss) consist of foreign currency translation adjustments and minimum pension obligation adjustments.

  Comprehensive income for the years ended November 30, 1999, 1998 and 1997 consisted of the following:

                                                    1999      1998      1997
                                                  --------  --------  --------
Net earnings (loss).............................. $(42,786) $(27,668) $  2,094
Other comprehensive income (loss):
  Foreign currency translation adjustments.......  (46,479)   (4,550)  (10,777)
  Minimum pension obligation adjustments.........    3,135      (962)    1,075
                                                  --------  --------  --------
Comprehensive (loss)............................. $(86,130) $(33,180) $ (7,608)
                                                  ========  ========  ========

   The accompanying notes are an integral part of the financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands except dollars per share)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation--The Consolidated Financial Statements include the accounts of Tokheim Corporation and its wholly- and majority-owned subsidiaries (the "Company"). The Consolidated Financial Statements include 100% of the assets and liabilities of these subsidiaries, with the ownership interest of minority participants recorded as minority interest. All significant intercompany accounts and transactions have been eliminated in consolidation. In December 1997, the Company acquired Management Solutions Inc ("MSI"), and in September 1998, the Company acquired the fuel dispenser systems and service business (the "RPS Division") of Schlumberger Limited. The accounts of these companies are included in the Consolidated Financial Statements since the respective dates listed above. (See Note 2.)

  Nature of Operations--The Company engages principally in the design, manufacture and servicing of electronic and mechanical petroleum dispensing marketing systems, including service station equipment, point-of-sale control systems, and card- and cash-activated transaction systems for customers around the world. The Company markets its products through subsidiaries located throughout the world and has major facilities in the United States (U.S.), France, Canada, Germany, Italy, the Netherlands, Scotland, and South Africa.

  Translation of Foreign Currency--The financial position, results of operations and cash flows of the Company's foreign subsidiaries are measured using local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Translation gains and losses are deferred as a separate component of shareholders' equity (deficit). Aggregate foreign currency transaction gains and losses are included in determining net earnings.

  Revenue Recognition--Revenue from sales of fuel dispensers and service parts is recorded at the time the goods are shipped. On-call service revenue is recognized when the service has been performed.

  Revenue and costs with separately priced customer service contracts are recognized such that (a) revenue is recognized ratably over the contract period; (b) costs are expensed as incurred (incremental direct acquisition costs are not material); and (c) losses are recognized on contracts where the expected future costs exceed future revenue. Customer service contracts include service and maintenance agreements and extended warranty agreements for fuel dispensers and point-of-sale system hardware and software.

  Revenue from long-term construction contracts is recognized on the percentage-of-completion method. Percentage-of-completion for the service station construction business is measured principally by the percentage of costs incurred for each contract to date relative to the estimated total costs at completion. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Revenue from long-term construction contracts is not material to the Company's consolidated revenue.

  The Company adopted SOP 97-2, "Software Revenue Recognition" at the beginning of 1999. SOP 97-2 supersedes SOP 91-1 and provides more specific guidance on revenue recognition related to software products. The adoption of SOP 97-2 did not have a material impact on the Company's Consolidated Financial Statements. Revenue from the sale of software and point-of-sale systems which are dependent on software is recognized at the time of delivery as no significant future Company obligations are required under the terms of the sales agreements and the criteria of paragraph 8 of SOP 97-2 have been satisfied.

  Risks and Uncertainties--The Company is not dependent on any single customer, group of customers, market, geographic area or supplier of materials, labor or services. The preparation of financial statements in

            (Dollar amounts in thousands except dollars per share)

conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The more significant areas requiring the use of management's estimates include allowances for obsolete inventory and uncollectible receivables, product warranty claims, environmental and other potential litigation claims and settlements, assets and liabilities related to employee benefits, valuation allowances for deferred tax assets, future obligations associated with the Company's restructuring plans, the carrying value of long lived assets, and useful lives for depreciation and amortization. Actual results could differ from these estimates, making it reasonably possible that a change in certain of these estimates could occur in the near term. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with high credit quality financial institutions. At times, cash in U.S. banks may exceed FDIC insurance limits. Concentration of credit risk with respect to trade receivables is considered to be minimal due to the Company's large customer base and ongoing control procedures, which monitor the credit worthiness of customers and collectibility of accounts receivable.

  Fair Value of Financial Instruments--The fair value of cash and cash equivalents, trade receivables, and accounts payable approximates the carrying value because of the short-term maturities of these financial instruments.

  The interest rate on the Company's bank credit agreement (the "New Credit Agreement") fluctuates with current market rates. Consequently, the carrying value of the New Credit Agreement approximates the market prices for the same or similar issues. The fair value of the Company's Senior Subordinated Notes at November 30, 1999 was $109,275. The fair value was determined using available market information. The Company estimates that the fair value of the Junior Subordinated Payment-in-Kind notes (the "Junior Notes") approximated $22,510 at November 30, 1999.

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

  Property and Depreciation--Depreciation of plant and equipment is generally determined on a straight-line basis over the estimated useful lives of the assets. Upon retirement or sale of assets, the cost of the disposed assets and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is credited or charged to income. These gains and losses are accumulated and shown as a component of other income, net in the statement of earnings. Buildings are generally depreciated over forty years. Machinery and equipment are depreciated over periods ranging from five to ten years. Expenditures for normal repairs and maintenance are charged to expense as incurred. Expenditures for improving or rebuilding existing assets which extend the useful life of the assets are capitalized. Costs incurred to address year 2000 issues have been expensed when incurred. Costs incurred related to software developed or obtained for internal use are capitalized during the application development stage of the software development and are amortized over 3 years.

  Research and Development--Product development expenditures are charged to research and development expense in the period incurred. These expenses amounted to $27,782, $21,080, and $18,284 in 1999, 1998 and 1997,
respectively.

  Goodwill and Other Intangible Assets--Goodwill is amortized on a straight-line basis over forty years. The Company continually reviews facts and circumstances to determine whether the remaining estimated useful life of goodwill and intangible assets warrants revision or whether the carrying amount may not be recoverable.

            (Dollar amounts in thousands except dollars per share)
The Company evaluates the recoverability of goodwill by comparing the estimated future undiscounted cash flows associated with the recorded goodwill and its carrying value. The amount of the goodwill impairment, if any, is determined by calculating the difference in the recorded carrying value of the goodwill as compared with the estimated undiscounted future cash flows that the goodwill is expected to generate. If the carrying value of goodwill is greater than the estimated undiscounted future cash flows, the goodwill value is written down to the amount of the estimated future cash flows and a charge to earnings is recorded for the impairment amount calculated. Know how and service relationships acquired as part of the acquisition of the RPS Division are amortized over periods ranging from ten to twenty years on a straight-line basis. Debt issuance costs are amortized over the terms of the related debt agreements on a straight-line basis, which is not materially different from the effective interest method, with periods ranging from five to nine years. Amortization of capitalized software development costs offered for sale is provided over the estimated economic useful life of the software product on a straight-line basis, generally three to four years.

  Intangible assets at November 30 are as follows:

                                                              1999      1998
                                                            --------  --------
Goodwill................................................... $292,973  $325,501
Know how and service relationships.........................    9,500     9,500
Debt issuance costs........................................   20,632    10,353
Capitalized software.......................................    6,405     3,235
                                                            --------  --------
    Total intangible assets................................ $329,510  $348,589

Accumulated amortization................................... $(20,958) $(15,856)
                                                            --------  --------
      Total intangible assets, net......................... $308,552  $332,733
                                                            ========  ========

  The accumulated amortization of capitalized software was $2,058 and $787 at November 30, 1999 and 1998, respectively. $1,271, $260 and $2,025 was charged to amortization expense for 1999, 1998, and 1997, respectively.

  Advertising and Promotion--Costs associated with advertising and product promotion are expensed in the period incurred. These expenses amounted to $3,258, $3,577, and $2,687 in 1999, 1998 and 1997, respectively.

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

  New Accounting Pronouncements--SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and is effective for the year ending November 30, 2001. SFAS No. 133 establishes a new model for accounting for derivatives in the balance sheet as either assets or liabilities and measures them at fair value. Certain disclosures concerning the designation and assessment of hedging relationships are also required. Management does not believe this statement will have a significant impact on the Company's Consolidated Financial Statements.

            (Dollar amounts in thousands except dollars per share)


  Cash Flows--For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents.

  Supplemental disclosures of cash flow information:

                                                     1999        1998    1997
                                                    -------    -------- -------
   Cash paid during the year for interest.......... $37,574    $ 15,930 $15,204
   Cash paid during the year for income taxes......     418       1,194     921
   Senior Subordinated Seller Notes issued in
    connection with the RPS acquisition............     --      170,000     --
   Junior Notes issued in connection with the RPS
    acquisition....................................   5,020(1)   40,000     --
   Liabilities assumed in the acquisitions
    including accrued merger and acquisition
    costs..........................................     --      101,830     --

--------
(1) Represents non-cash interest added to principal during 1999.

  Reclassifications--Certain prior year amounts in these financial statements have been reclassified to conform with the current year presentation.

2. ACQUISITIONS

  Acquisition of MSI--In December 1997, the Company acquired MSI. MSI develops and distributes retail automation systems (including Point of Sale ("POS") software), primarily for the convenience store, petroleum dispensing and fast food service industries. The Company paid MSI's stockholders an initial amount of $12,000. The Company borrowed funds for the initial purchase price under the Company's Old Credit Agreement. The Company is also obligated to make contingent payments of up to $13,200 through 2000 based upon MSI's performance. The $13,200 consists of $8,000 of additional purchase price, $2,600 related to a non-compete agreement, and $2,600 of additional employee compensation. The portion of the contingent payments that do not relate to employee compensation will be allocated to various intangible assets and goodwill and amortized over periods ranging from four to twelve years, if payments are required. The Company was not obligated to make any performance payments in 1999 or 1998. See Note 20 "Contingent Liabilities."

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

  As of the acquisition date, MSI was developing the CVN POS(TM) for Windows(R) solution (CVN Windows) in order to provide a next-generation comprehensive point of sale (POS) software application in the convenience store, petroleum dispensing and fast food service industries. CVN Windows will incorporate a graphical user interface with touch screen controls and allow the system to be used with most POS systems. CVN Windows was under development for approximately two years and was in the alpha testing stage at the time of the acquisition. At the date of acquisition, approximately 85% of the research and development costs related to CVN Windows had been incurred, based on remaining costs to complete development, testing and quality assurance. The Company completed the development tasks for CVN Windows during the third quarter of 1999.

  To determine the fair value of acquired IPR&D and other identifiable intangible assets, the Company used appraisal procedures which utilized standard appraisal methodologies. The appraisal procedures performed

            (Dollar amounts in thousands except dollars per share)


to establish the fair value of IPR&D involved projected cash flows for CVN Windows over the next five years, commensurate with its useful life, net of capital charges for all employed intangible and tangible assets, and discounted to present value, using a discount rate that reflected a 700 basis point risk premium reflective of the in process nature of the remaining activities. This risk assessment reflects uncertainty related to the Company's ability to successfully integrate remaining functionality and performance features into the CVN Windows product, combined with the added complexity of porting legacy DOS functionality onto a Windows platform.

  RPS Division Acquisition--On September 30, 1998 the Company completed the acquisition of the RPS Division for a purchase price equal to $330,000, of which $100,000 was paid in cash borrowed under the terms of the New Credit Agreement as well as $22,500 of Senior Notes. The $210,000 seller note portion of the purchase price consisted of $40,000 in Junior Notes, and $170,000 in Senior Subordinated Seller Notes. $20,000 of the purchase price was paid in the form of warrants. See Notes 7, 8 and 12 for additional information on the debt and warrant instruments used to finance the RPS Acquisition.

  The RPS Division is a leading manufacturer and servicer of fuel dispensing systems in Western Europe. The RPS Acquisition was accounted for as a purchase and the RPS Division's results of operations have been included in the Consolidated Financial Statements of the Company from the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values. The purchase price exceeded the estimated fair value of tangible and intangible net assets acquired by $263,400, which has been recorded as goodwill. The Company is to reimburse Schlumberger Limited for cash (net of adjustments) that remained in the RPS Division at the date of the RPS Acquisition which amounted to $6,500. The Company has filed a claim against Schlumberger for breaches of certain representations and warranties that were made in the purchase agreement related to the RPS Acquisition. The amount of the claim exceeds the cash amount due to Schlumberger.

  Included in accrued liabilities are certain costs the Company will incur to effect an integration and rationalization plan for the RPS Division's operations. These costs represent involuntary termination costs and other closure costs in connection with closing redundant manufacturing and service operations. These accrued costs do not include costs associated with consolidation of previously existing Tokheim subsidiaries, which will be expensed as incurred or separately accrued once all criteria for accrual are met, nor do these costs benefit future periods. The Company expects the integration and rationalization plan to be completed by the end of the year 2000. The table below summarizes the accrued liability activity by major category and initiatives:

                                November 30, Adjustments  Charges   November 30,
                                    1998     to Accrual  to Accrual     1999
                                ------------ ----------- ---------- ------------
   Involuntary employee
    termination benefits......    $18,617      $(3,036)   $ (7,575)    $8,006
   Facility closure and other
    closure costs.............        482          204        (475)       211
   Lease and contract
    termination fees..........      1,195        4,305      (5,119)       381
                                  -------      -------    --------     ------
     Total accrued integration
      and rationalization
      costs...................    $20,294      $ 1,473    $(13,169)    $8,598
                                  =======      =======    ========     ======

  The original accrual established at November 30, 1998 included an estimate for 644 employee terminations at various locations. During 1999, approximately 620 employees were terminated. The revised estimate for total employees to be terminated by the completion of the plan is 754. The adjustments to the accrual resulted from the refinement of the integration and rationalization plan during 1999.

  During 1998, approximately $400 was charged against the accrual, primarily for employee termination costs.

  The table below summarizes the acquisition liabilities related to the consolidation plan for Sofitam which was established in 1996 and completed in 1999. Approximately $319 of the original liability was unused at November 30, 1999 and recorded as a reduction of goodwill.

            (Dollar amounts in thousands except dollars per share)


                                                            Lease and
                                               Involuntary    other
                                                employee    contract
                                               termination termination
                                                benefits      costs     Total
                                               ----------- ----------- -------
Balance at November 30, 1996 (original
 accrual).....................................   $ 6,651     $1,040    $ 7,691
  Charges to accrual..........................    (2,341)      (799)    (3,140)
  Adjustments to accrual......................      (186)       700        514
                                                 -------     ------    -------
Balance at November 30, 1997..................     4,124        941      5,065
  Charges to accrual..........................    (2,279)      (863)    (3,142)
                                                 -------     ------    -------
Balance at November 30, 1998..................     1,845         78      1,923
  Charges to accrual..........................    (1,598)        (6)    (1,604)
  Adjustments to goodwill.....................      (247)       (72)      (319)
                                                 -------     ------    -------
Balance at November 30, 1999..................   $   --      $  --     $   --
                                                 =======     ======    =======

  The following unaudited pro forma information summarizes consolidated results of operations of Tokheim, the RPS Division and MSI as if the acquisitions had occurred at the beginning of 1998 and 1997. These unaudited pro forma results include certain adjustments, such as additional amortization expense as a result of goodwill and other intangible assets and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on December 1, 1997 or 1996, or future results of operations. The Company has closed and is in the process of closing several redundant manufacturing, sales, service and administrative operations as part of the integration and rationalization plans discussed above. Anticipated synergies from the merger of Tokheim, the RPS Division and MSI have been excluded from the amounts included in the pro forma summary information presented below.

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

3. MERGER AND ACQUISITION COSTS AND OTHER UNUSUAL ITEMS

  Included in merger and acquisition costs and other unusual items are certain costs that have been accrued as a restructuring liability at November 30, 1999 and 1998 and charged to operations. The activity in the restructuring accrual during 1999 was as follows:

                                                                   Restructuring
                                                                      Accrual
                                                                   -------------
Balance at November 30, 1997......................................    $     0
  Charges to the restructuring accrual............................      2,300
                                                                      -------
Balance at November 30, 1998......................................      2,300
  Charges to the restructuring accrual............................     (1,762)
  Adjustments to the restructuring accrual........................       (198)
  Additions to the restructuring accrual during 1999..............      2,700
                                                                      -------
Balance at November 30, 1999......................................    $ 3,040
                                                                      =======

            (Dollar amounts in thousands except dollars per share)


  The costs accrued at November 30, 1998 consisted of approximately $1,650 for involuntary employee termination and related costs, $340 for a pension liability related primarily to terminated employees and $310 of facility closure expenses in connection with the exit from the Company's Glenrothes, Scotland manufacturing facility. The Company completed the closure of this facility during the fourth quarter of 1999 and reversed approximately $200 of the accrual to earnings with the remaining $340 accrued for the pension liability at November 30, 1999.

  During 1999, as a result of the continuing integration and rationalization of the RPS Division with other business units, the Company accrued approximately $2,700 as a charge to operations which consisted of approximately $1,680 for involuntary termination and related costs for approximately 69 employees that served in primarily service and administrative roles at various service facilities in France. $1,020 was also accrued for lease termination and other exit costs. No amounts were charged to this reserve as of November 30, 1999.

  In addition to the restructuring costs that were accrued as a liability and charged to merger and acquisition costs and other unusual items, the following table illustrates the other costs related to the Company's restructuring plan and costs the Company considers to be unusual that were charged directly to expense as the costs were incurred as follows:

1999
Involuntary employee termination and related costs...................... $ 5,479
Lease cancellation and other facility expenses..........................   1,045
Increased warranty and other product related costs......................   1,717
Other exit costs........................................................   3,954
                                                                         -------
  Total................................................................. $12,195
                                                                         =======

1998
Write-off of in process research and development related to MSI......... $ 5,879
Involuntary employee termination and related costs......................   1,165
Write-off of fixed assets, inventory and licensing agreement assets.....   2,770
Other exit costs........................................................   1,571
                                                                         -------
  Total................................................................. $11,385
                                                                         =======

1997
Involuntary employee termination and related costs...................... $ 1,736
Settlement of certain litigation matters................................   1,757
                                                                         -------
  Total................................................................. $ 3,493
                                                                         =======

            (Dollar amounts in thousands except dollars per share)


4. ACCRUED EXPENSES

  Accrued expenses consisted of the following at November 30, 1999 and 1998:

                                                                1999     1998
                                                              -------- --------
   RPS Division integration and rationalization plan......... $  8,598 $ 20,294
   Schlumberger Limited......................................    6,507    6,507
   Sofitam integration plan..................................      --     1,923
   Restructuring plan........................................    3,040    2,300
   Compensated absences......................................   11,480   14,644
   Salaries, wages, and commissions..........................   10,522   14,871
   Retirement benefits and profit sharing....................    5,755    7,426
   Interest..................................................   11,612    4,984
   Warranty..................................................    8,442   10,627
   Legal and professional....................................    5,092    3,788
   Employee payroll taxes....................................    3,730    5,634
   Deferred revenue..........................................    7,478    5,645
   Taxes (sales, VAT, and other).............................   16,288   11,072
   Other.....................................................   12,963   19,424
                                                              -------- --------
                                                              $111,507 $129,139
                                                              ======== ========

5. NOTES PAYABLE, BANK CREDIT AGREEMENT

  On September 30, 1998, Tokheim and certain of its subsidiaries, including certain of the subsidiaries used to acquire the RPS Division (the "Borrowers") entered into a credit agreement (the "New Credit Agreement") that amended and restated the existing agreement ("Old Credit Agreement"). The New Credit Agreement originally consisted of a six year working capital/letter of credit facility and a six year term loan facility, each in an aggregate principal amount of $120,000. Pursuant to the New Credit Agreement, $20,000 of the availability under the working capital facility may be utilized for issuance of standby letters of credit, and $10,000 for swing line facilities to be provided to Tokheim and certain of the other Borrowers. The New Credit Agreement permits borrowings in U.S. dollars, and, if certain additional conditions are met, in French francs, British pounds, Dutch guilders, German marks and Euro (so long as such non-U.S. currencies are freely traded, readily available and convertible into U.S. dollars) and such other currencies as agreed by each Bank. In conjunction with the January 29, 1999 Senior Subordinated Note offering, the Company used approximately $9,100 of the proceeds of such offering to reduce borrowings under the working capital facility and to permanently reduce the bank working capital commitment from $120,000 to $110,000.

  An additional agreement provides for the assignment of a three year $7,600 ESOP loan facility with certain banks (the "ESOP Credit Agreement"). Indebtedness under the ESOP Credit Agreement will amortize with a final principal payment payable on May 31, 2001.

  During the quarter ended August 31, 1999, the Company failed to satisfy certain financial covenants contained in its New Credit Agreement. The Company received waivers relating to the financial covenant defaults for the fiscal quarter ended August 31, 1999 and also amended its New Credit Agreement to, among other things, amend the related financial covenants that covered the Company's fourth fiscal quarter of 1999 and periods thereafter. In connection with amending the New Credit Agreement, the Company agreed to obtain $50,000 by issuing new equity-type securities and pay down the term loan balance on or before January 25, 2000 with such proceeds.

            (Dollar amounts in thousands except dollars per share)

  On December 22, 1999, the Company amended its New Credit Agreement. Among the items amended were the removal of the requirement to obtain $50,000 through the issuance of equity-type securities and the provision for a mandatory reduction of the term loan by $50,000. Other terms of the New Credit Agreement that were amended include the addition of $5,750 to the borrowing availability under the working capital facility; changes to the interest expense coverage ratio; changes to the fixed charge coverage ratio; changes to the consolidated net worth covenant; changes to the leverage and senior leverage ratio covenants; changes to the minimum EBITDA covenant; the addition of a clean down or availability covenant on the working capital facility; an increase of up to .50% to the applicable margin charged on borrowings based upon the Company's leverage ratio; and an acceleration of the termination date of the New Credit Agreement from September 30, 2004 to September 30, 2003.

  In consideration for the amendment to the New Credit Agreement, the Company paid certain fees and expenses to the bank group including warrants to purchase 16.5% of the outstanding common stock of the Company at a purchase price of $3.95 per share. The warrants are exercisable for an aggregate of 2,097,427 shares. The Company has the right, subject to the terms and conditions of the New Credit Agreement, to purchase 100% of the warrants upon termination of the New Credit Agreement or 50% by meeting specified de-leveraging conditions at various discount rates.

  The term loan under the amended New Credit Agreement calls for equal quarterly principal payments aggregating $7,300 in 2000; $9,800 in 2001; and $12,200 in 2002. The principal payments in 2003 include equal quarterly payments in the first three quarters of $3,700 each with the remainder due at maturity on September 30, 2003.

  The New Credit Agreement requires the Company to meet certain consolidated financial tests, including minimum level of consolidated net worth, minimum level of EBITDA (as defined in the New Credit Agreement), minimum level of consolidated interest coverage, maximum consolidated leverage ratio and senior leverage ratio and minimum consolidated fixed charge coverage ratio. The New Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, investments, mergers and consolidations, prepayments of certain other indebtedness, amendments to certain other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The New Credit Agreement requires the Company to maintain specified financial ratios and satisfy certain financial tests. During the year ended November 30, 1999 and in December 1999, the Company was required to enter into three amendments to the New Credit Agreement to avoid the occurrence of events of default relating to certain financial ratios and tests. The Company's ability to meet such amended financial ratios and tests in the future may be affected by events beyond its control. While the Company currently expects to be in compliance with the covenants and satisfy the financial ratios and tests in the future, there can be no assurance that the Company will meet such financial ratios and tests or that it will be able to obtain future amendments to the New Credit Agreement, if so needed, to avoid a default. In the event of a default, the lenders could elect to declare all amounts borrowed under the New Credit Agreement to be due and payable.

  Indebtedness of the Company under the New Credit Agreement (a) is secured by
(i) a first perfected security interest in and lien on certain of the real and personal property assets of the Company (including claims against certain subsidiaries to which the Company has made intercompany loans) and the Company's direct and indirect material majority-owned U.S. subsidiaries, (ii) a pledge of 100% of the stock of the Company's direct and indirect material majority-owned U.S. subsidiaries, and (iii) a pledge of 65% of the stock of the Company's first-tier material foreign subsidiaries and (b) is guaranteed by all of the Company's direct and indirect material majority-owned U.S. subsidiaries. Certain indebtedness of the Company's foreign subsidiaries which are Borrowers or become Borrowers under the New Credit Agreement will be secured by certain of the personal property of such foreign subsidiaries.

            (Dollar amounts in thousands except dollars per share)

  Indebtedness (other than with respect to the additional availability under the working capital facility) under the New Credit Agreement bears interest based upon (at the applicable Borrower's option) (i) the Base Rate in the case of U.S. dollar denominated loans (defined as the higher of (x) the applicable prime rate and (y) the federal funds rate (as adjusted pursuant to the New Credit Agreement) plus 0.50%) plus an applicable margin based upon the Company's leverage ratio (with a range of 1.50% to 3.50% for revolving loans and 3.50% for term loans) or (ii) the applicable Eurocurrency Rate (as defined in the New Credit Agreement) for a deposit in the currency of, and for a maturity corresponding to, the applicable loan and interest period, plus an applicable margin based upon the Company's leverage ratio (with a range of 2.50% to 4.50% for revolving loans and 4.50% for term loans). In addition, the $5,750 of additional availability under the working capital facility bears an applicable margin on Base Rate loans of 5.00% and Eurocurrency Rate loans of 6.00%.

  The revolving loan commitment under the New Credit Agreement may be voluntarily permanently reduced by the Company in whole or in part on one day's notice without premium or penalty. The Borrower may prepay the term loans subject to a prepayment penalty if the Borrowers prepay the entire amount of the term loans in the first 3 years after September 30, 1998. Subject to the provisions of the New Credit Agreement, the Borrowers will be able to, from time to time, borrow, repay and reborrow under the working capital facility.

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

  At November 30, 1999 and 1998, the aggregate amounts outstanding under working capital facilities were $94,300 and $62,100, respectively. These amounts are classified as long-term debt because the Company had the ability (under the terms of the facility) and the intent to finance these obligations beyond one year. The total line of credit under the working capital facility was $110,000 and $120,000, of which $15,700 and $57,900 was unused at November 30, 1999 and 1998, respectively. The range of rates at November 30, 1999 and 1998 was 7.2% to 10.06% and 5.1% to 7.5%, respectively.

6. SENIOR NOTES

  As part of the financing for the acquisition of the RPS Division, the Company entered into a note purchase agreement, pursuant to which the Company issued $22,500 aggregate principal amount of Senior Notes bearing an interest rate starting at 12.5% and increasing by 0.5% on December 1, 1998, and every three months thereafter to a maximum of 14.5%.

  On January 29, 1999, the Company redeemed the Senior Notes at an aggregate price of $23,200, representing principal of $22,500, accrued and unpaid interest of $200 and an applicable call premium of $500. The Company also incurred an extraordinary loss on debt extinguishment related to the refinancing of the Senior Notes of $4,600 representing unamortized issuance costs which were written off in conjunction with the redemption. The redemption was effected through the issuance of $123,000 aggregate principal amount of 11.375% Senior Subordinated Notes due 2008 (the "Dollar Notes") and
(Euro)75,000 (currently valued at $75,000) aggregate principal amount of 11.375% Senior Subordinated Notes due 2008 (the "Euro Notes").

7. SENIOR SUBORDINATED NOTES

  In August 1996, the Company issued $100,000 aggregate principal amount of 11.5% Senior Subordinated Notes due 2006 (the "11.5% Notes") to finance the acquisition of Sofitam. Interest on these notes accrued at the rate of 11.5% per annum and was payable semi-annually in cash on each February 1 and August 1 to the registered holders at the close of business on the January 15 and July 15 immediately preceding the applicable interest payment date.

            (Dollar amounts in thousands except dollars per share)


  During the fourth quarter of 1997, the Company used proceeds from its Old Credit Agreement to redeem $10,000 face value of the 11.5% Notes. The Company redeemed these 11.5% Notes at an aggregate price of $11,400 plus accrued interest and recorded an extraordinary loss of $1,900. This amount includes $1,400 of premiums paid to redeem the 11.5% Notes and $500 representing the write-off of a proportionate share of the original unamortized deferred issuance costs.

  The Company used proceeds from the March 1998 Common Stock Offering to redeem $35,000 face value of the 11.5% Notes. The Company redeemed the 11.5% Notes at an aggregate price of $38,500 plus accrued interest and recorded an extraordinary loss on debt extinguishment of $5,000. This amount includes $3,500 of premiums paid to redeem the 11.5% Notes and $1,500 representing the write-off of a proportionate share of the original unamortized deferred issuance costs.

  On September 30, 1998, the Company completed the repurchase of the final $55,000 face value of the 11.5% Notes outstanding. The Company redeemed the 11.5% Notes at an aggregate price of $67,300 plus accrued interest and recorded an extraordinary loss on debt extinguishment of approximately $14,900. This amount includes $12,300 of premiums paid to redeem the 11.5% Notes and $2,600 representing the write-off of a proportionate share of the original unamortized deferred issuance costs. These 11.5% Notes were repurchased with proceeds from borrowings under the New Credit Agreement.

  As part of the financing for the September 1998 acquisition of the RPS Division, the Company issued $170,000 Senior Subordinated Seller Notes due 120 days after the RPS Acquisition closing date. The Company had the option, subject to bank approval, to redeem (in whole or in part) the Senior Subordinated Seller Notes. Under the terms of the Senior Subordinated Seller Notes, to the extent the Company had not refinanced the Senior Subordinated Seller Notes within 120 days of the RPS Acquisition closing date, such notes would have converted into an equal principal amount of eight year notes with an interest rate starting at 12.0% and increasing by 0.5% every three months to a maximum of 14.5%. Interest exceeding 12.0% would have been payable in kind. The Senior Subordinated Seller Notes were subject to certain restrictions and covenants common to such agreements.

  On January 26, 1999, the Company issued $123,000 aggregate principal amount of the Dollar Notes and (Euro)75,000 (currently valued at $75,000) aggregate principal amount of the Euro Notes in a private placement pursuant to Rule 144A (the "Offering"). The Dollar Notes and the Euro Notes (together, the "Notes") will mature on August 1, 2008, and interest is payable semi-annually on February 1 and August 1 of each year, commencing August 1, 1999.

  The Company used the net proceeds from the Offering to redeem in whole the $170,000 Senior Subordinated Seller Notes and the $22,500 Senior Notes. The Company incurred an extraordinary loss on debt extinguishment of approximately $6,200 in connection with the refinancing of the Senior Notes and the Senior Subordinated Seller Notes. This amount consists of $500 of premiums on the Senior Notes and approximately $5,700 of unamortized deferred issuance costs that were written off. In addition, the Company used approximately $9,100 of the net proceeds to permanently reduce the bank working capital commitment from $120,000 to $110,000.

  The Company has designated the Euro Notes as a hedge instrument against its foreign denominated intercompany long term notes receivable held by domestic subsidiaries. As such, any gains or losses on translation of these notes to U.S. dollars are recorded in the Shareholders' Equity section of the balance sheet.

            (Dollar amounts in thousands except dollars per share)
  The Notes will be redeemable, at the Company's option, in whole at any time, or in part from time to time, on and after February 1, 2004, upon not less than 30 nor more than 60 days' notice, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on February 1 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

             Year                           Percentage
             ----                           ----------
             2004..........................  105.688%
             2005..........................  103.792%
             2006..........................  101.896%
             2007 and thereafter...........  100.000%

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

  The Notes are unsecured and subordinated to all of the Company's existing and future senior debt, including its obligations under the New Credit Agreement. All of the Company's current and future U.S. subsidiaries guaranteed the Notes with guarantees that are unsecured and subordinated to senior debt of subsidiaries. The indentures under which the Notes were issued contain covenants limiting the Company's ability to incur additional debt; pay dividends on capital stock, repurchase capital stock or make certain other restricted payments; make certain investments; create liens on our assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and transfer and sell assets.

8. JUNIOR SUBORDINATED PIK NOTES

  In connection with the acquisition of the RPS Division, the Company issued $40,000 in Junior Notes. Interest on the Junior Notes is payable quarterly in cash or in-kind at the Company's option. The Company elected not to pay the interest in cash and the interest has been added to the principal. All existing U.S. subsidiaries have guaranteed, and all future U.S. subsidiaries will guarantee, the Junior Notes on a junior subordinated basis with unconditional guarantees that are or will be unsecured and subordinated to senior debt of such subsidiaries.

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

  Subject to the terms of the Junior Indenture, the Junior Notes may be redeemed at any time, in whole or in part, at the option of the Company at a redemption price equal to the unpaid principal amount thereof plus accrued interest thereon to the redemption date. Upon a change of control (as defined in the Junior Indenture, and subject to certain conditions set forth in the Junior Indenture), any holder of Junior Notes will have the right to cause the Company to repurchase all or any part of the Junior Notes of such Holder at a purchase price equal to 101% of the principal amount of the Junior Notes to be repurchased plus accrued and unpaid interest thereon,

            (Dollar amounts in thousands except dollars per share)

if any, to the date of repurchase. The Junior Notes are subject to a registration rights agreement, with registration rights that can be exercised any time after the date that is 120 days after the issue date of the Junior Notes. Interest of $5.0 million was added to the balance of the Junior Notes in 1999.

9. OTHER LONG TERM DEBT AND GUARANTEED EMPLOYEES' STOCK OWNERSHIP PLAN (ESOP) OBLIGATION

  Other long term debt at November 30, 1999 and 1998 consisted of the following:

                                                                   1999   1998
                                                                  ------ ------
Capital lease obligations, due through 2004 (a).................. $4,847 $4,496
Various notes, due through 2004 at interval rates ranging from
 3.0% to 15.5%...................................................  1,552  1,729
                                                                  ------ ------
                                                                   6,399  6,225
Less: current maturities.........................................  3,231  2,110
                                                                  ------ ------
                                                                  $3,168 $4,115
                                                                  ====== ======

  Aggregate scheduled maturities of the above other long term debt obligations exclusive of current maturities under the term loan as described in Note 5, "Notes Payable, Bank Credit Agreement," during the upcoming five years approximate $3,231, $1,032, $969, $644 and $497, respectively.

ESOP obligation at November 30, 1999 and 1998 consisted of the following:
                                                                   1999   1998
                                                                  ------ ------
ESOP obligation, variable rate, maturing $691 to $760 quarterly through May 2001, rate of 8.52% at November 30, 1999 (b)........ $4,351 $6,987

(a) Consists of various monthly, quarterly and annual lease obligations for buildings, vehicles and computer equipment.

(b) Per the New Credit Agreement as described in Note 5, the ESOP obligation matures on May 31, 2001.

10. OPERATING LEASES

  The Company leases certain manufacturing equipment, office equipment, computers, vehicles, and office and warehousing space under operating leases. These leases generally expire in periods ranging from one to five years.

  Amounts charged to expense under operating leases in 1999, 1998, and 1997 were $11,322, $6,364, and $4,104, respectively. Future minimum payments under non-cancelable operating leases during the next five years approximate $8,753, $6,382, $4,499, $3,793, and $2,237, and $1,385 thereafter.


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

            (Dollar amounts in thousands except dollars per share)

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

  In addition, the SIP provides for the granting of Stock Appreciation Rights
(SARs) and Restricted Stock Awards (RSAs).

  Options granted under the plan during 1999, 1998, and 1997, are as follows:

      Year of Grant                                         ISO     SAR    RSA
      -------------                                       ------- ------- ------
      1999............................................... 179,000 152,000    --
      1998...............................................   2,000     --     --
      1997............................................... 468,000     --  42,500

  During 1999, the Company elected to grant SARs, as included in the table above, in conjunction with previously granted ISOs, pursuant to the 1992 SIP plan. SARs are exercisable for the same period as the companion stock options. Exercise of either cancels the other.

The following table sets forth the status of all outstanding options at November 30, 1999:

                                                                                   Total
       Option                                       Exercisable                   Options
       Price                                        In The Next                 Authorized
        Per              Currently                  One To Four                     and
       Share            Exercisable                    Years                    Outstanding
       ------           -----------                 -----------                 -----------
      $20.0000             14,850                         --                       14,850
       18.6875                500                       1,500                       2,000
       18.1250              6,250                       6,250                      12,500
       12.2500                500                         --                          500
        8.8800             36,250                         --                       36,250
        8.6880            141,875                     144,375                     286,250
        8.6875                --                      169,000                     169,000
        8.5625                --                       10,000                      10,000
        8.5000             15,000                         --                       15,000
        7.9380              9,000                      14,000                      23,000
        7.1250             28,125                       9,375                      37,500
                          -------                     -------                     -------
                          252,350                     354,500                     606,850
                          =======                     =======                     =======

  There were 252,350 and 172,425 options exercisable as of November 30, 1999 and 1998, respectively.

  The weighted average exercise price was $9.07 and $9.25 and the weighted average remaining contractual life was 7.32 and 6.83 years for all outstanding options as of November 30, 1999, and 1998, respectively.

            (Dollar amounts in thousands except dollars per share)


  Transactions in stock options under these plans are summarized as follows:

                                                          Shares
                                                       Under Option Price Range
                                                       ------------ -----------
      Outstanding, November 30, 1996..................    452,254   $6.81-20.00
      Granted.........................................    468,000   $7.94-18.13
      Exercised.......................................   (235,547)  $6.81- 9.38
      Forfeited or expired............................    (58,225)  $6.81-20.00
                                                         --------
      Outstanding, November 30, 1997..................    626,482   $6.81-20.00
      Granted.........................................      2,000   $18.69
      Exercised.......................................    (94,907)  $6.81-11.94
      Forfeited or expired............................    (13,775)  $7.94-20.00
                                                         --------
      Outstanding, November 30, 1998..................    519,800   $7.13-20.00
      Granted.........................................    179,000   $8.56- 8.69
      Exercised.......................................     (2,500)  $8.69
      Forfeited or expired............................    (89,450)  $7.13-20.00
                                                         --------
      Outstanding, November 30, 1999..................    606,850   $7.13-20.00
                                                         ========

  Reserved for the granting of new options:

                                                                         Shares
                                                                         -------
      November 30, 1999.................................................  61,274
      November 30, 1998................................................. 158,774

  Effective December 1, 1996, the Company adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the existing stock option plans under the provisions of this statement. The Company continues to account for incentive stock options at their intrinsic value under the provisions of APBO No. 25, which is allowed under SFAS No. 123. Under APBO No. 25, because the option terms are fixed and the exercise price of employee stock options equals the market price on the date of grant, no compensation expense is recorded.

  In accordance with APBO No. 25, the Company measures compensation cost attributable to SARs as the amount by which the quoted market value of the shares of the Company's stock covered by the grant exceeds the option price. As the option price per share exceeded market for all outstanding SARs, no current year compensation expense attributable to the SARs has been recognized.

  Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, the Company's net earnings (loss) would have been impacted as indicated below:

                                                   1999      1998       1997
                                                 --------  --------  ----------
      As reported:
        Earnings (loss) applicable to common
         stock.................................. $(44,301) $(29,152)    $582
        Basic earnings (loss) per share.........    (3.50)    (2.56)      .08
        Diluted earnings (loss) per share.......    (3.50)    (2.56)      .06
      Pro forma:
        Earnings (loss), net of compensation
         cost...................................  (44,835)  (29,559)     331
        Basic earnings (loss) per share.........    (3.54)    (2.60)      .04
        Diluted earnings (loss) per share.......    (3.54)    (2.60)      .04

  For purposes of pro forma disclosures, the estimated fair value of the options (stock-based compensation) is amortized to expense on a straight-line basis over the options' vesting period. The pro forma information above only includes the effects of grants fiscal 1996 and forward. As such, the impacts are not necessarily indicative of the effects on reported net earnings (loss) of future years.

             (Dollar amounts in thousands except dollars per share)


  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998:

            Assumptions                                         1999     1998
            -----------                                        -------  -------
      Risk free interest rate.................................    5.15%    5.88%
      Expected life of options................................ 5 years  5 years
      Expected volatility.....................................   62.14%   38.76%
      Estimated fair value of options granted per share.......   $8.68    $8.94

12. COMMON AND PREFERRED STOCK

  Changes in common stock and common treasury stock are shown below:

                                                                    Common
                                                Common Stock    Treasury Stock
                                             ------------------ ---------------
                                               Shares   Amount  Shares   Amount
                                             ---------- ------- -------  ------
   Balance, November 30, 1996...............  7,954,000 $19,452  11,000  $ 192
   Stock options exercised..................    278,000   1,706     --     --
   Shares purchased.........................        --      --    8,000    105
   Other....................................        --      --  (10,000)  (157)
                                             ---------- ------- -------  -----
   Balance, November 30, 1997...............  8,232,000 $21,158   9,000  $ 140
   Stock options exercised..................     95,000   1,472     --     --
   Shares purchased.........................        --      --   29,000    555
   Equity Offering..........................  4,370,000  67,724     --     --
                                             ---------- ------- -------  -----
   Balance, November 30, 1998............... 12,697,000 $90,354  38,000  $ 695
   Stock options exercised..................      2,500      21     --     --
   Other....................................      1,000     --   (9,000)  (164)
                                             ---------- ------- -------  -----
   Balance, November 30, 1999............... 12,700,500 $90,375  29,000  $ 531
                                             ========== ======= =======  =====

  Changes in redeemable convertible preferred stock and related treasury stock are shown below:

                                                                  Preferred
                                               Preferred Stock Treasury Stock
                                               --------------- ----------------
                                               Shares  Amount  Shares   Amount
                                               ------- ------- -------  -------
   Balance, November 30, 1996................. 960,000 $24,000 167,000  $ 4,171
   Shares redeemed............................     --      --   48,000    1,197
   RSP contributions..........................     --      --  (26,000)    (650)
                                               ------- ------- -------  -------
   Balance, November 30, 1997................. 960,000 $24,000 189,000  $ 4,718
   Shares redeemed............................     --      --   43,000    1,079
   RSP contributions..........................     --      --  (37,000)    (914)
                                               ------- ------- -------  -------
   Balance, November 30, 1998................. 960,000 $24,000 195,000  $ 4,883
   Shares redeemed............................     --      --   34,500      864
   RSP contributions..........................     --      --  (61,500)  (1,537)
                                               ------- ------- -------  -------
   Balance, November 30, 1999................. 960,000 $24,000 168,000  $ 4,210
                                               ======= ======= =======  =======

            (Dollar amounts in thousands except dollars per share)


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

  On March 1998, the Company completed an offering of 4,370,000 shares of Tokheim common stock at an initial offering price of $16.5625 per share. The net proceeds of the offering totaled $67,700. The Company used the proceeds to repurchase $35,000 in aggregate principal amount of outstanding 11.5% Notes, repayment of amounts outstanding under the Old Credit Agreement and general corporate purposes.

  As part of the consideration paid in the RPS Acquisition, the Company issued warrants to finance $20,000 of the purchase price, exercisable for up to 19.9% of the outstanding shares of the Company's common stock at an exercise price of $.01 per share. The actual number of shares issuable upon exercise is 2,526,923. The warrants are exercisable for five years beginning January 30, 1999.

  On December 22, 1999, the Company amended its New Credit Agreement. In consideration for the amendment, the Company has paid certain fees and expenses to the bank group including warrants to purchase 16.5% of the outstanding common stock of the Company at a purchase price of $3.95 per share. The warrants are exercisable for an aggregate of 2,097,427 shares. The Company has the right, subject to the terms and conditions of the New Credit Agreement, to repurchase 100% of the warrants upon termination of the New Credit Agreement or 50% by meeting specified de-leveraging conditions of various discount rates.

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

13. EARNINGS PER SHARE

  The Company adopted SFAS No. 128, Earnings Per Share, during the first quarter of fiscal 1998. Under SFAS No. 128, the Company presents two earnings per share ("EPS") amounts, Basic and Diluted. Basic EPS is calculated based on earnings available to common shareholders and the weighted average number of common shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock, such as stock issuable pursuant to the conversion of preferred stock or the exercise of stock options and warrants outstanding. The incremental shares from conversions of preferred stock and the exercise of stock options and warrants were not included in computing diluted EPS for the years ended November 30, 1999 and 1998, since the effect of such is antidilutive during periods when a loss from continuing operations is reported. For the year ended November 30, 1999, the weighted average of potentially issuable common shares included 791,568 shares of convertible preferred stock outstanding, 8,801 shares for stock options and 2,523,999 shares related to warrants issued to Schlumberger. For the year ended November 30, 1998, the weighted average of potentially issuable common shares included 764,664 shares of convertible preferred stock outstanding and

            (Dollar amounts in thousands except dollars per share)

210,488 shares for stock options. EPS for the year ended November 30, 1997 has been restated to apply the provisions of SFAS No. 128.

  The following table presents the share information necessary to calculate earnings (loss) per share for fiscal years ended November 30, 1999, 1998, and 1997:

                                                              1999   1998  1997
                                                             ------ ------ -----
   Basic shares outstanding:
     Weighted average common shares outstanding............. 12,668 11,371 8,042
                                                             ====== ====== =====
   Diluted shares outstanding:
     Weighted average common shares outstanding............. 12,668 11,371 8,042
     Share equivalents......................................                 177
     Weighted conversion of preferred stock.................                 786
                                                             ------ ------ -----
     Diluted shares outstanding............................. 12,668 11,371 9,005
                                                             ====== ====== =====

14. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  Quarterly financial information for 1999 and 1998 is as follows:

                                                  1999
                              ------------------------------------------------
                                1st       2nd       3rd       4th
                              Quarter   Quarter   Quarter   Quarter    Total
                              --------  --------  --------  --------  --------
Net sales.................... $166,193  $177,010  $169,170  $181,559  $693,932
Cost of sales (A)............  133,297   131,775   128,927   138,090   532,089
Loss before extraordinary
 loss........................  (14,178)   (4,998)   (5,448)  (11,913)  (36,537)
Extraordinary loss on debt
 extinguishment..............   (6,249)      --        --        --     (6,249)
Net loss.....................  (20,427)   (4,998)   (5,448)  (11,913)  (42,786)
Loss per common share:
  Basic:
    Before extraordinary
     loss.................... $  (1.15) $  (0.35) $  (0.46) $   (.94) $  (3.01)
    Extraordinary loss on
     debt extinguishment.....    (0.49)      --        --        --       (.49)
                              --------  --------  --------  --------  --------
    Net loss................. $  (1.64) $  (0.35) $  (0.46) $   (.94) $  (3.50)
                              ========  ========  ========  ========  ========
  Diluted:
    Before extraordinary
     loss.................... $  (1.15) $  (0.35) $  (0.46) $   (.94) $  (3.01)
    Extraordinary loss on
     debt extinguishment.....    (0.49)      --        --        --       (.49)
                              --------  --------  --------  --------  --------
    Net loss................. $  (1.64) $  (0.35) $  (0.46) $   (.94) $  (3.50)
                              ========  ========  ========  ========  ========

--------
(A) Includes product development expenses and excludes depreciation and amortization.

            (Dollar amounts in thousands except dollars per share)


                                              1998
                         ---------------------------------------------------------
                            1st          2nd         3rd       4th         Total
                         Quarter(A)    Quarter     Quarter  Quarter(B)     (A)(B)
                         ----------    -------     -------- ----------    --------
Net sales...............  $90,852      $99,652     $101,492  $174,444     $466,440
Cost of sales (C).......   67,074       73,118       73,782   131,057      345,031
Earnings (loss) before
 extraordinary loss.....   (5,606)       2,427        2,929    (3,494)      (3,744)
Extraordinary loss on
 debt extinguishment....      --        (4,965)         --    (18,959)     (23,924)
Net earnings (loss).....   (5,606)(D)   (2,538)(E)    2,929   (22,453)(F)  (27,668)
Earnings (loss) per
 common share:
  Basic:
    Before extraordinary
     loss...............  $ (0.72)     $  0.17     $   0.20  $  (0.31)    $  (0.46)
    Extraordinary loss
     on debt
     extinguishment.....      --         (0.42)         --      (1.50)       (2.10)
                          -------      -------     --------  --------     --------
    Net earnings
     (loss).............  $ (0.72)     $ (0.25)    $   0.20  $  (1.81)    $  (2.56)
                          =======      =======     ========  ========     ========
  Diluted:
    Before extraordinary
     loss...............  $ (0.72)     $  0.16     $   0.19  $  (0.31)    $  (0.46)
    Extraordinary loss
     on debt
     extinguishment.....      --         (0.39)         --      (1.50)       (2.10)
                          -------      -------     --------  --------     --------
    Net earnings
     (loss).............  $ (0.72)     $ (0.23)    $   0.19  $  (1.81)    $  (2.56)
                          =======      =======     ========  ========     ========

--------
(A) Includes MSI's results of operations since December 31, 1997, the date of acquisition.
(B) Includes the RPS Division's results of operations since September 30, 1998, the date of acquisition.
(C) Includes product development expenses and excludes depreciation and amortization.
(D) Includes a $5,879 write-off of in-process research and development in connection with the MSI acquisition.
(E) Includes a currency gain of $770 associated with the repayment of various French franc denominated borrowings.
(F) The Company recorded merger and acquisition costs and other unusual items of $7,089 associated with various integration and rationalization plans for the RPS Division and Sofitam.

15. INCOME TAXES

  Earnings (loss) before income taxes and extraordinary loss consists of the following:

                                                        1999     1998     1997
                                                      --------  -------  ------
   Domestic.......................................... $  3,547  $ 2,117  $4,209
   Foreign...........................................  (40,188)  (4,815)    988
                                                      --------  -------  ------
                                                      $(36,641) $(2,698) $5,197
                                                      ========  =======  ======

  Income tax provision (benefit) consists of the following:

                                                        1999     1998     1997
                                                      --------  -------  ------
   Current:
     Federal......................................... $    --   $  (340) $  240
     State...........................................      263      747     311
     Foreign.........................................      (88)     596     652
   Deferred:
     Federal.........................................      340      --      --
     Foreign.........................................     (619)      43      14
                                                      --------  -------  ------
       Total tax provision (benefit)................. $   (104) $ 1,046  $1,217
                                                      ========  =======  ======

            (Dollar amounts in thousands except dollars per share)

  A reconciliation of the reported tax expense (benefit) and the amount computed by applying the statutory U.S. federal income tax rate of 35% to earnings (loss) before income taxes and extraordinary loss is stated below.

                                                         1999     1998    1997
                                                       --------  ------  ------
   Computed "expected" tax expense (benefit).........  $(12,825) $ (944) $1,819
   Increase (decrease) in taxes resulting from:
     State income taxes net of federal tax benefit...       171     487     202
     Tax effect of dividends paid on stock held in
      Retirement Savings Plans.......................      (530)   (519)   (529)
     Adjustments to prior year accruals and refunds..       --      --     (600)
     Foreign losses not tax effected at statutory
      rate...........................................    12,735   2,030     917
     Miscellaneous items, net........................       345      (8)   (592)
                                                       --------  ------  ------
   Reported tax expense (benefit)....................  $   (104) $1,046  $1,217
                                                       ========  ======  ======

  The components of the deferred tax assets and liabilities as of November 30, 1999 and 1998 are as stated below.

                                                               1999      1998
                                                             --------  --------
   Gross deferred tax assets:
     Accounts receivable.................................... $    392  $    958
     Compensation and benefit accruals......................    7,841     7,453
     Accrued expenses.......................................    7,334     5,065
     Net operating loss carryforwards.......................   48,718    33,145
     Tax credits............................................      312       383
     Inventory..............................................    5,654     4,238
     Intangible assets......................................    6,537     4,944
     Valuation allowance....................................  (65,257)  (48,211)
                                                             --------  --------
       Total deferred tax asset............................. $ 11,531  $  7,975
                                                             ========  ========
                                                               1999      1998
                                                             --------  --------
   Gross deferred tax liabilities:
     Property, plant and equipment.......................... $  2,120  $  1,494
     Pension assets.........................................      772       797
     Inventory..............................................    1,215     1,819
     Accrued expenses.......................................    7,424     3,865
                                                             --------  --------
       Total deferred tax liability.........................   11,531     7,975
                                                             --------  --------
   Net deferred tax liability............................... $    --   $    --
                                                             ========  ========

For domestic federal income tax purposes, the net operating loss ("NOL") carryovers amount to $50,078 which will expire from 2006 to 2020.

  At November 30, 1999, the Company's net deferred tax assets are offset in full by a valuation allowance due largely to uncertainties associated with the Company's ability to fully use these tax benefits. The Company is continuing to evaluate the likelihood that all or part of the deferred tax asset will be realized through the generation of future taxable earnings. If, in the future, the Company is able to generate sufficient levels of taxable income, the valuation allowance will be adjusted accordingly.

            (Dollar amounts in thousands except dollars per share)


16. SEGMENT REPORTING

  Effective November 30, 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the reporting of information about operating segments in financial statements and requires restatement of prior years segment information.

  In 1999, 1998 and 1997, the Company had only one reportable industry segment--the design, manufacture and servicing of petroleum dispensing systems. The Company has three reportable operating segments: North America; Europe; and Africa. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates the performance of each operating segment based upon income from operations before merger and acquisition costs and other unusual items. The Company's selling, general, and administrative expenses are charged to each segment based upon the operating segment where the costs were incurred. Segment results for 1999, 1998 and 1997 are summarized in the table below.

                               North
   1999                      America(1)   Europe  Africa  Eliminations Consolidated
   ----                      ----------  -------- ------- ------------ ------------
   Customer sales..........   $244,965   $428,402 $20,565  $             $693,932
   Intercompany sales......      3,327      4,339     118     (7,784)
   Depreciation and
    amortization...........      9,694     15,887     288                  25,869
   Operating profit, before
    merger and acquisition
    costs and other unusual
    items..................       (374)    31,049      43        (93)      30,625
   Total assets............  $ 570,168   $417,125 $14,104  $(310,595)    $690,802
                               North
   1998                      America(1)   Europe  Africa  Eliminations Consolidated
   ----                      ----------  -------- ------- ------------ ------------
   Customer sales..........   $217,579   $226,587 $22,274  $             $466,440
   Intercompany sales......      7,162      3,470       3    (10,635)
   Depreciation and
    amortization...........      5,781      7,035     320                  13,136
   Operating profit, before
    merger and acquisition
    costs and other unusual
    items..................      9,512     17,930   1,158       (146)      28,454
   Total assets............  $ 595,291   $504,858 $15,798  $(344,131)    $771,816
                               North
   1997                      America(1)   Europe  Africa  Eliminations Consolidated
   ----                      ----------  -------- ------- ------------ ------------
   Customer sales..........   $186,457   $176,402 $22,610  $             $385,469
   Intercompany sales......      8,432      3,660     286    (12,378)
   Depreciation and
    amortization...........      3,738      5,232     262                   9,232
   Operating profit, before
    merger and acquisition
    costs and other unusual
    items..................      8,509     13,577   2,023         29       24,138
   Total assets............  $ 206,888   $167,396 $14,319  $ (97,984)    $290,619

--------
(1) Includes corporate expenses

  Reconciliation from segment information to consolidated statement of earnings:

                                                     1999      1998     1997
                                                   --------  --------  -------
   Segment operating profit....................... $ 30,625  $ 28,454  $24,138
   Merger and acquisition costs and other unusual
    items.........................................  (14,895)  (13,685)  (3,493)
                                                   --------  --------  -------
   Consolidated operating profit.................. $ 15,730  $ 14,769  $20,645
                                                   ========  ========  =======

            (Dollar amounts in thousands except dollars per share)


17. ALLOWANCE FOR DOUBTFUL ACCOUNTS

  Changes in the allowance for doubtful accounts are as follows:

                                                                   1999   1998
                                                                  ------ ------
   Balance, beginning of year.................................... $2,115 $1,392
   Charged to operations.........................................  3,187  1,210
   Uncollectible accounts written off, less recoveries...........    --    (507)
   Foreign currency translation and other adjustments............  1,484     20
                                                                  ------ ------
   Balance, end of year.......................................... $6,786 $2,115
                                                                  ====== ======

18. RETIREMENT PLAN COST

  During 1999 the Company adopted SFAS No. 132, "Disclosure requirements for pensions and other postretirement benefits." The Company has several retirement plans covering most employees, including certain employees in foreign countries. Charges to operations for the cost of the Company's retirement plans, including the RSP, were $3,715, $2,949 and $3,065 in 1999, 1998 and 1997, respectively.

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

The following table sets forth the aggregate defined benefit plans' net periodic benefit cost, funded status and the amounts reflected in the accompanying consolidated balance sheet as of November 30, 1999 and 1998:

                                                       1999     1998     1997
                                                      -------  -------  -------
   Components of Net Periodic Benefit Cost
     Interest cost..................................  $   797  $   818  $   844
     Expected return on market related plan assets..     (871)    (905)  (1,739)
     Amortization of transition (asset) obligation..      (51)     (51)
     Amortization of recognized actuarial (gain)
      loss..........................................      195       94    1,056
                                                      -------  -------  -------
   Net periodic benefit cost........................  $    70  $   (44) $   161
                                                      =======  =======  =======
   Reconciliation of Projected Benefit Obligation
     Projected benefit obligation--beginning
      balance.......................................  $12,155  $11,836
     Interest cost..................................      797      818
     Benefits paid..................................   (1,194)  (1,092)
     Actuarial (gain) loss..........................   (1,614)     593
                                                      -------  -------
   Projected benefit obligation--ending balance.....  $10,144  $12,155
   Reconciliation of Fair Value of Plan Assets
   Plan assets at fair market value--beginning
    balance.........................................  $11,103  $11,626
     Actuarial return on plan assets................    1,760      350
     Employer contributions.........................        0      234
     Benefits paid..................................   (1,194)  (1,092)
     Expenses.......................................      (11)     (15)
                                                      -------  -------
   Plan assets at fair market value--ending balance.  $11,658  $11,103
                                                      =======  =======


            (Dollar amounts in thousands except dollars per share)

                                                             1999    1998
                                                            ------  -------
   Reconciliation of funded status
   Funded status........................................... $1,513  $(1,052)
   Unrecognized transition (asset) obligation..............   (189)    (240)
   Unrecognized actuarial (gain) loss......................    882    3,569
                                                            ------  -------
   Net amount recognized...................................  2,206    2,277
   Minimum liability adjustment............................    --    (3,135)
                                                            ------  -------
   Accrued benefit liability............................... $2,206  $  (858)

   Amounts recognized in the consolidated balance sheet
   Prepaid benefit cost.................................... $2,206  $   726
   Accrued benefit liability...............................    --    (1,585)
   Accumulated other comprehensive income..................    --     3,135
                                                            ------  -------
   Net amount recognized................................... $2,206  $ 2,276
                                                            ======  =======

   Weighted average assumptions
   Discount rate...........................................   8.00%    6.75%
   Expected return on plan assets..........................   8.00%    8.00%

  The Company recorded an additional minimum pension liability for the underfunded plan of $3,135 at November 30, 1998, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities.

  Defined Benefit Plans (Foreign)--Certain foreign subsidiaries of the Company offer unfunded defined benefit plans, as required by the local governing authority, that cover all employees and provide lump-sum benefit payments upon retirement unless employment is terminated prior to retirement age.

  Net periodic charges to expense were $502, $479, and $440 during the years ended November 30, 1999, 1998 and 1997, respectively. The unfunded accrued benefit liability was $3,852 and $3,453 at November 30, 1999 and 1998 respectively.

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

  The number of shares of preferred stock in the RSP at November 30, 1999 and 1998 was 791,568 and 764,664 respectively, at a cost of $25 per share. The number of common shares in the RSP at November 30, 1999 and 1998 was 112,589 and 116,708, respectively, at an average cost of $17.33 and $17.17 per share, respectively. The dividend yield on the preferred stock is 7.75%, and the conversion rate is one share of preferred stock to one share of common stock. Each year, approximately 8% of the preferred stock held by the plan is allocated to participants' accounts. The Company has guaranteed the RSP loans as described in Note 7. A like amount entitled "Guaranteed Employees' Stock Ownership Plan (RSP) obligation" is recorded as a reduction of shareholders' equity. As the Company makes contributions to the RSP, these contributions, plus the dividends paid on the Company's preferred and common stock held by the RSP, are used to repay the loans. As the principal amounts of the loans are repaid, the RSP obligation in the equity and liability sections of the balance sheet is reduced accordingly. Company contributions in excess of dividends are allocated to interest and compensation expense on a basis proportional to the required debt service on RSP loans. Amounts allocated to interest expense were $431, $565, and $631 for 1999, 1998 and 1997, respectively.

            (Dollar amounts in thousands except dollars per share)


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

                                                        1999      1998     1997
                                                      --------  --------  ------
   Components of Net Periodic Benefit Cost
   Service cost.....................................  $    425  $    362  $  323
   Interest cost....................................       930       905     860
   Recognized actuarial gain........................        (7)     (124)
                                                      --------  --------  ------
   Net periodic benefit cost........................     1,348     1,143   1,183
   Curtailment gain.................................                (134)
                                                      --------  --------  ------
   Net periodic benefit cost........................  $  1,348  $  1,009  $1,183
                                                      ========  ========  ======

  The accumulated postretirement benefit obligations as of November 30, 1999 and 1998, respectively, consisted of unfunded obligations as follows:

                                                        1999      1998
                                                      --------  --------
   Reconciliation of accumulated postretirement
    benefit obligation
   Accumulated postretirement benefit obligation--
    beginning balance...............................  $ 13,977  $ 12,186
   Service cost.....................................       425       362
   Interest cost....................................       930       905
   Participant contributions........................        24        16
   Curtailments.....................................       --       (134)
   Benefits paid....................................    (1,029)     (888)
   Actuarial loss...................................     2,155     1,530
                                                      --------  --------
   Accumulated postretirement benefit obligation--
    ending balance..................................  $ 16,482  $ 13,977
   Reconciliation of fair value of plan assets
   Employer contributions...........................  $  1,005  $    872
   Participant contributions........................        24        16
   Benefits paid....................................    (1,029)     (888)
                                                      --------  --------
   Plan assets at fair market value--ending balance.  $    --   $    --
   Reconciliation of funded status
   Funded status....................................  $(16,482) $(13,977)
   Unrecognized actuarial (gain) loss...............       723    (1,439)
                                                      --------  --------
   Net amount recognized in the consolidated balance
    sheet...........................................  $(15,759) $(15,416)
                                                      ========  ========
   Weighted average assumptions
   Discount rate....................................      8.00%     6.75%
   Valuation year health care cost trend rate.......     10.00%     6.00%
   Ultimate health care cost trend rate.............      5.00%     4.50%
   First year of ultimate health care cost trend
    rate............................................      2007      2001

  The health care cost trend rate used to value the accumulated post-retirement benefit obligation is assumed to decrease gradually to an ultimate rate of 5% in 2007. A 1% increase in this annual trend rate would increase the accumulated post-retirement benefit obligation as of November 30, 1999 by approximately $1,680 and the combined service and interest components of the annual net post-retirement health care cost by approximately $160. A 1% decrease in this annual trend rate would decrease the accumulated post-retirement benefit obligation as of November 30, 1999 by approximately $2,046 and the combined service and interest components of the annual net post-retirement health care cost by approximately $190.

            (Dollar amounts in thousands except dollars per share)


20. CONTINGENT LIABILITIES

  The Company is defending various claims and legal actions that are common to its operations. These legal actions primarily involve claims for damages arising from the Company's manufacturing operations, including environmental actions, patent infringement, product liability, and various contract and employment matters.

  Environmental Matters--The Company's operations and properties are subject to a variety of complex and stringent federal, state, and local laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees. As such, the nature of the Company's operations exposes it to the risk of claims with respect to such matters. There can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Management believes that the future costs of compliance with existing environmental laws and regulations, and liabilities for known environmental claims pursuant to such laws and regulations, will not have a material adverse effect on the Company's business, financial condition, results of operations or cash flows. However, future events, such as new information, changes in existing laws and regulations or their interpretation, or more vigorous enforcement policies of regulatory agencies may give rise to additional expenditures or liabilities that could be material.

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

  The Company has been named as a potentially responsible party ("PRP") under CERCLA or similar state Superfund laws at three sites: the Fort Wayne Reduction Site in Fort Wayne, Indiana; the Moyer Landfill Site in Collegeville, Pennsylvania; and the I. Jones Recycling Site in Fort Wayne, Indiana. The Moyer Landfill Site has been resolved and the Fort Wayne Reduction Site is near final resolution. The Company believes that the clean-up at the two remaining sites are largely complete and that it has paid, or has currently accrued sufficient funds to pay, any liabilities it may have associated with the clean-up of these sites. The Company also owns or leases, and has in the past owned or leased, numerous properties that for many years have been used in industrial and manufacturing operations. Although the Company has in the past utilized operating and disposal practices that were standard for the industry at the time, hazardous substances may have been disposed of or released on or under the properties owned or leased by the Company, or on or under other locations where such wastes have been taken for disposal. The Company currently owns a facility near Atlanta, Georgia that was previously used to refurbish gasoline dispensers. As part of this operation, chlorinated solvents were inadvertently released to the soil and groundwater through the facility septic system. Migration of these releases has caused solvent concentrations above background levels in the groundwater under an adjacent residential property. The Company

            (Dollar amounts in thousands except dollars per share)

has completed the cleanup of this release under the oversight of the Georgia Environmental Protection Division of the Georgia Department of Natural Resources, and is currently monitoring the property to ensure that additional cleanup work is not necessary. The Company also owns property near Jasper, Tennessee where chlorinated solvents have been detected in the groundwater. The Company has engaged a firm to assess the situation and is seeking a no further action letter from the State of Tennessee. Additionally, the Company owns a site in the State of Illinois which was formerly a die cast operation. The Company has submitted the site to the State of Illinois site remediation program. The Company presently does not anticipate any material costs as a result of this action.

  Total amounts included in accrued expenses related to environmental matters were $901 and $717 at November 30, 1999 and 1998, respectively.

  Product Liability and Other Matters--The Company is subject to various other legal actions arising out of the conduct of its business, including actions relating to product liability, and claims for damages alleging violations of federal, state, or local statutes or ordinances dealing with civil rights, equal pay, and sex discrimination. Total amounts included in accrued expenses related to these actions were $3,191 and $1,718 at November 30, 1999 and 1998, respectively. The Company is also seeking to recover in excess of $1,000 from its former outside legal firm for malpractice in handling a litigation matter for the Company.

  In December 1997, the Company acquired Management Solutions, Inc. ("MSI"). MSI develops and distributes retail automation systems (includes POS software), primarily for the convenience store, petroleum dispensing and fast food service industries. The Company paid MSI's stockholders an initial amount of $12,000. The Company is also obligated to make contingent payments of up to $13,200 through 2000 based upon MSI's performance. The Company was not obligated to make any performance payments in 1999 or 1998 under the purchase agreement. The four former shareholders of MSI filed a $30,000 arbitration claim against the Company with the American Arbitration Association on July 7, 1999 alleging fraud, breach of contract, tortious interference with contractual relations and breach of implied covenant of good faith and fair dealing. The claims relate to the Company's acquisition of MSI in 1997 and the termination for cause of its president and chief executive officer in February 1999. The Company believes that the claims are without merit and will vigorously defend against the allegations. The Company has filed counterclaims and is also seeking damages in excess of $4,000 for breaches of representations and warranties in the purchase agreement. Management believes that the outcome of this arbitration will not materially adversely affect the business, financial condition or results of operations of the Company.

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

21. SUBSEQUENT EVENTS

  On December 22, 1999, the Company amended its New Credit Agreement. Among the items amended were the removal of the requirement to obtain $50,000 through the issuance of equity type securities and the provision for a mandatory reduction of the term loan by $50,000. Other terms of the New Credit Agreement that were amended include the addition of $5,750 to the borrowing availability under the working capital facility; changes to the consolidated net worth covenant; changes to the leverage and senior leverage ratio covenants; changes to the minimum EBITDA covenant; the addition of a clean down or availability covenant on the working capital facility; and an acceleration of the termination date of the New Credit Agreement from September 30, 2004 to September 30, 2003.

            (Dollar amounts in thousands except dollars per share)


  In consideration for the amendment to the New Credit Agreement, the Company paid certain fees and expenses to the bank group including warrants to purchase 16.5% of the outstanding common stock of the Company at a purchase price of $3.95 per share. The warrants are exercisable for an aggregate of 2,097,427 shares. The Company has the right, subject to the terms and conditions of the New Credit Agreement, to purchase 100% of the warrants upon termination of the New Credit Agreement or 50% by meeting specified de-leveraging conditions at various discount rates.

  On February 18, 2000, the Company announced that it currently fails to meet the newly effective New York Stock Exchange ("NYSE") continued listing standards requiring total market capitalization and total stockholders equity of not less than $50,000 each. The Company has submitted a plan to the Listings and Compliance Committee of the NYSE demonstrating how the Company plans to comply with the newly effective standard. Based upon management estimates, the Company believes it will satisfy the new standards of the NYSE, however, there can be no assurance that such standards will be met.

  After reviewing the plan, the Committee will either accept the plan (following which the Company will be subject to quarterly monitoring for compliance with the plan) or reject the plan (in which the event the Company will be subject to NYSE trading suspension and delisting). Should the Company's shares cease trading on the NYSE, the Company believes that an adequate alternative trading venue will be available.

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

23. GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

  In connection with the RPS Acquisition and as part of the subsequent financing, the Company issued and sold $123,000 of 11.375% US dollar-denominated senior subordinated notes and (Euro)75,000 of 11.375% Euro denominated senior subordinated notes (together the "Outstanding Notes") in a private placement pursuant to

            (Dollar amounts in thousands except dollars per share)

Rule 144A and Regulation S. The Outstanding Notes were, and the exchange notes which were issued in the exchange offer for the Outstanding Notes are, general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, and guaranteed on a full, unconditional, joint and several basis by the Company's wholly owned domestic subsidiaries.

  The following condensed consolidating financial information presents:

    (1) Condensed consolidating financial statements as of November 30, 1999 and 1998 and for the years ended November 30, 1999, 1998 and 1997, of (a) Tokheim Corporation, the parent; (b) the guarantor subsidiaries; (c) the nonguarantor subsidiaries; and (d) the Company on a consolidated basis, and

    (2) Elimination entries necessary to consolidate Tokheim Corporation, the parent, with guarantor and nonguarantor subsidiaries.

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

             (Dollar amounts in thousands except dollars per share)
                  CONSOLIDATED CONDENSED STATEMENT OF EARNINGS

                      For the year ended November 30, 1999

                                     Guarantor   Nonguarantor              Consolidated
                           Parent   Subsidiaries Subsidiaries Eliminations    Total
                          --------  ------------ ------------ ------------ ------------
Net sales...............  $167,091    $88,572      $459,684     $(21,415)    $693,932
Cost of sales, exclusive
 of items listed below..   128,297     64,597       360,610      (21,415)     532,089
Selling, general, and
 administrative
 expenses...............    28,138     24,954        52,257          --       105,349
Depreciation and
 amortization...........     6,065      3,580        16,224          --        25,869
Merger and acquisition
 costs and other unusual
 items..................     1,786      1,000        12,109          --        14,895
                          --------    -------      --------     --------     --------
Operating profit (loss).     2,805     (5,559)       18,484          --        15,730
Interest (income)
 expense, net...........    11,371      3,405        36,674          --        51,450
Foreign currency loss...       288        826         1,034          --         2,148
Equity in (earnings)
 loss of consolidated
 subsidiaries...........    21,790        --            --       (21,790)         --
Minority interest.......       --         --             88          --            88
Other (income) expense,
 net....................     5,600    (27,816)       20,901          --        (1,315)
                          --------    -------      --------     --------     --------
Earnings (loss) before
 income taxes...........   (36,244)    18,026       (40,213)      21,790      (36,641)
Income taxes............       293          5          (402)         --          (104)
Earnings (loss) before
 extraordinary item.....   (36,537)    18,021       (39,811)      21,790      (36,537)
Extraordinary loss on
 debt extinguishment....    (6,249)       --            --           --        (6,249)
                          --------    -------      --------     --------     --------
Net earnings (loss).....  $(42,786)   $18,021      $(39,811)    $ 21,790     $(42,786)
                          ========    =======      ========     ========     ========

             (Dollar amounts in thousands except dollars per share)

                  CONSOLIDATED CONDENSED STATEMENT OF EARNINGS

                      For the year ended November 30, 1998

                                     Guarantor   Nonguarantor              Consolidated
                           Parent   Subsidiaries Subsidiaries Eliminations    Total
                          --------  ------------ ------------ ------------ ------------
Net sales...............  $149,660    $83,788      $260,004     $(27,012)    $466,440
Cost of sales, exclusive
 of items listed below..   112,809     58,527       200,707      (27,012)     345,031
Selling, general, and
 administrative
 expenses...............    32,606     14,189        33,024          --        79,819
Depreciation and
 amortization...........     4,419      1,302         7,415          --        13,136
Merger and acquisition
 costs and other unusual
 items..................     7,206        108         6,371          --        13,685
                          --------    -------      --------     --------     --------
Operating profit (loss).    (7,380)     9,662        12,487          --        14,769
Interest expense, net...     4,650      1,283        13,324          --        19,257
Foreign currency (gain)
 loss...................      (996)         3          (449)         --        (1,442)
Equity in (earnings)
 loss of consolidated
 subsidiaries...........     2,032        --            --        (2,032)         --
Minority interest.......       --         --            327          --           327
Other (income) expense,
 net....................    (9,444)     1,745         7,024          --          (675)
                          --------    -------      --------     --------     --------
Earnings (loss) before
 income taxes...........    (3,622)     6,631        (7,739)       2,032       (2,698)
Income taxes............       122        287           637          --         1,046
                          --------    -------      --------     --------     --------
Earnings (loss) before
 extraordinary item.....    (3,744)     6,344        (8,376)       2,032       (3,744)
Extraordinary loss on
 debt extinguishment....   (23,924)       --            --           --       (23,924)
                          --------    -------      --------     --------     --------
Net earnings (loss).....  $(27,668)   $ 6,344      $ (8,376)    $  2,032     $(27,668)
                          ========    =======      ========     ========     ========

             (Dollar amounts in thousands except dollars per share)
                  CONSOLIDATED CONDENSED STATEMENT OF EARNINGS

                      For the year ended November 30, 1997

                                     Guarantor   Nonguarantor              Consolidated
                           Parent   Subsidiaries Subsidiaries Eliminations    Total
                          --------  ------------ ------------ ------------ ------------
Net sales...............  $149,124    $55,784      $211,972     $(31,411)    $385,469
Cost of sales, exclusive
 of items listed below..   113,234     39,879       162,230      (31,411)     283,932
Selling, general, and
 administrative
 expenses...............    31,606      7,259        29,302          --        68,167
Depreciation and
 amortization...........     2,930        736         5,566          --         9,232
Merger and acquisition
 costs and other unusual
 items..................     2,952        --            541          --         3,493
                          --------    -------      --------     --------     --------
Operating profit (loss).    (1,598)     7,910        14,333          --        20,645
Interest expense, net...     5,344          5        11,102          --        16,451
Foreign currency (gain)
 loss...................      (808)       --            856          --            48
Equity in (earnings)
 loss of consolidated
 subsidiaries...........    (2,622)       --            --         2,622          --
Minority interest.......       --         --            394          --           394
Other (income) expense,
 net....................    (5,760)     1,536         2,779          --        (1,445)
                          --------    -------      --------     --------     --------
Earnings (loss) before
 income taxes...........     2,248      6,369          (798)      (2,622)       5,197
Income taxes............    (1,732)     2,085           864          --         1,217
                          --------    -------      --------     --------     --------
Earnings (loss) before
 extraordinary item.....     3,980      4,284        (1,662)      (2,622)       3,980
Extraordinary loss on
 debt extinguishment....    (1,886)       --            --           --        (1,886)
                          --------    -------      --------     --------     --------
Net earnings (loss).....  $  2,094    $ 4,284      $ (1,662)    $ (2,622)    $  2,094
                          ========    =======      ========     ========     ========

             (Dollar amounts in thousands except dollars per share)
                      CONSOLIDATED CONDENSED BALANCE SHEET

                            As of November 30, 1999

                                     Guarantor   Nonguarantor              Consolidated
                           Parent   Subsidiaries Subsidiaries Eliminations    Total
                          --------  ------------ ------------ ------------ ------------
Assets
Current assets:
  Cash and cash
   equivalents..........  $  1,657    $  2,705     $ 10,075    $     --      $ 14,437
  Accounts receivable,
   net..................    56,905      83,987      132,423     (104,750)     168,565
  Inventories, net......    27,438      10,087       56,068          (65)      93,528
  Other current assets..     1,941       1,066        9,591          --        12,598
                          --------    --------     --------    ---------     --------
    Total current
     assets.............    87,941      97,845      208,157     (104,815)     289,128
Investments in
 subsidiaries...........    66,312     250,201        6,527     (323,040)         --
Property, plant, and
 equipment, net.........    24,665      11,244       36,067          --        71,976
Goodwill, net...........    97,673      10,175      181,390          --       289,238
Other non-current assets
 and deferred charges,
 net....................   216,588      75,200        5,549     (256,877)      40,460
                          --------    --------     --------    ---------     --------
    Total assets........  $493,179    $444,665     $437,690    $(684,732)    $690,802
                          ========    ========     ========    =========     ========
Liabilities and
 Shareholders' Equity
Current maturities of
 long-term debt.........  $    --     $  7,500     $  2,944    $     --      $ 10,444
Notes payable to banks..       --          --           287          --           287
Cash overdrafts.........       --          514       11,807          --        12,321
Accounts payable........    79,968      25,303       83,989     (104,749)      84,511
Accrued expenses........    45,619      14,943       50,945          --       111,507
                          --------    --------     --------    ---------     --------
    Total current
     liabilities........   125,587      48,260      149,972     (104,749)     219,070
Notes payable, bank
 credit agreement.......    19,599     184,685          --           --       204,284
Senior subordinated
 notes..................   198,681         --           --           --       198,681
Junior subordinated
 payment in-kind notes..       --       45,020          --           --        45,020
Other long-term debt,
 less current
 maturities.............     6,000         --       254,895     (257,727)       3,168
Guaranteed Employees'
 Stock Ownership Plan
 obligation.............     4,351         --           --           --         4,351
Post-retirement benefit
 liability..............    14,842         --         3,851          --        18,693
Minimum pension
 liability..............       --          --           --           --           --
Other long-term
 liabilities............       476        (216)       4,764          (98)       4,926
                          --------    --------     --------    ---------     --------
                           369,536     277,749      413,482     (362,574)     698,193
Redeemable convertible
 preferred stock........    24,000         --           --           --        24,000
Guaranteed Employees'
 Stock Ownership Plan
 obligation.............    (4,351)        --           --           --        (4,351)
Treasury stock, at cost.    (4,210)        --           --           --        (4,210)
                          --------    --------     --------    ---------     --------
                            15,439         --           --           --        15,439
Common stock............    90,375     234,966       65,046     (300,012)      90,375
Common stock warrants...    20,000         --           --           --        20,000
Accumulated other
 comprehensive loss.....    (8,023)    (35,360)     (17,013)      (8,681)     (69,077)
Retained earnings
 (accumulated deficit)..     6,383     (32,690)     (23,825)     (13,465)     (63,597)
                          --------    --------     --------    ---------     --------
                           108,735     166,916       24,208     (322,158)     (22,299)
Less treasury stock, at
 cost...................      (531)        --           --           --          (531)
                          --------    --------     --------    ---------     --------
                           108,204     166,916       24,208     (322,158)     (22,830)
                          --------    --------     --------    ---------     --------
    Total liabilities
     and shareholders'
     equity (deficit)...  $493,179    $444,665     $437,690    $(684,732)    $690,802
                          ========    ========     ========    =========     ========

             (Dollar amounts in thousands except dollars per share)
                      CONSOLIDATED CONDENSED BALANCE SHEET

                            As of November 30, 1998

                                     Guarantor   Nonguarantor              Consolidated
                           Parent   Subsidiaries Subsidiaries Eliminations    Total
                          --------  ------------ ------------ ------------ ------------
Assets
Current assets:
  Cash and cash
   equivalents..........  $    849    $  5,381     $ 20,571    $     --      $ 26,801
  Accounts receivable,
   net..................    52,303      32,643      133,868      (46,121)     172,693
  Inventories, net......    16,720      18,255       85,221         (311)     119,885
  Other current assets..     1,921         759       16,459          --        19,139
                          --------    --------     --------    ---------     --------
    Total current
     assets.............    71,793      57,038      256,119      (46,432)     338,518
Investments in
 subsidiaries...........   112,268      13,869        3,197     (129,334)         --
Property, plant, and
 equipment, net.........    21,906      10,908       43,413          --        76,227
Goodwill, net...........    15,765      89,590      220,146          --       325,501
Other non-current assets
 and deferred charges,
 net....................   107,666     259,055        4,399     (339,550)      31,570
                          --------    --------     --------    ---------     --------
    Total assets........  $329,398    $430,460     $527,274    $(515,316)    $771,816
                          ========    ========     ========    =========     ========
Liabilities and
 Shareholders' Equity
Current maturities of
 long-term debt.........  $    --     $    --      $  2,110    $     --      $  2,110
Notes payable to banks..       --          --           410          --           410
Cash overdrafts.........       --           21       15,043          --        15,064
Accounts payable........    32,782      24,750       84,107      (46,317)      95,322
Accrued expenses........    16,458      42,193       70,488          --       129,139
                          --------    --------     --------    ---------     --------
    Total current
     liabilities........    49,240      66,964      172,158      (46,317)     242,045
Notes payable, bank
 credit agreement.......       --      182,145          --           --       182,145
Senior notes............    22,500         --           --           --        22,500
Senior subordinated
 notes..................    95,946      74,054          --           --       170,000
Junior subordinated
 payment in-kind note...    40,000         --           --           --        40,000
Other long-term debt,
 less current
 maturities.............     9,409         --       322,997     (328,291)       4,115
Guaranteed Employees'
 Stock Ownership Plan
 obligation.............     6,987         --           --           --         6,987
Post-retirement benefit
 liability..............    14,418         --         2,199          --        16,617
Minimum pension
 liability..............     3,135         --           --           --         3,135
Other long-term
 liabilities............       475        (217)       7,366         (113)       7,511
                          --------    --------     --------    ---------     --------
                           242,110     322,946      504,720     (374,721)     695,055
Redeemable convertible
 preferred stock........    24,000         --           --           --        24,000
Guaranteed Employees'
 Stock Ownership Plan
 obligation.............    (6,987)        --           --           --        (6,987)
Treasury stock, at cost.    (4,883)        --           --           --        (4,883)
                          --------    --------     --------    ---------     --------
                            12,130         --           --           --        12,130
Common stock............    90,354     107,243       14,960     (122,203)      90,354
Common stock warrants...    20,000         --           --           --        20,000
Accumulated other
 comprehensive loss.....   (15,682)       (313)      (9,738)         --       (25,733)
Retained earnings
 (accumulated deficit)..   (18,819)        584       17,332      (18,392)     (19,295)
                          --------    --------     --------    ---------     --------
                            75,853     107,514       22,554     (140,595)      65,326
Less treasury stock, at
 cost...................      (695)        --           --           --          (695)
                          --------    --------     --------    ---------     --------
                            75,158     107,514       22,554     (140,595)      64,631
                          --------    --------     --------    ---------     --------
    Total liabilities
     and shareholders'
     equity (deficit)...  $329,398    $430,460     $527,274    $(515,316)    $771,816
                          ========    ========     ========    =========     ========

             (Dollar amounts in thousands except dollars per share)
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                      For the year ended November 30, 1999

                                     Guarantor   Nonguarantor              Consolidated
                          Parent    Subsidiaries Subsidiaries Eliminations    Total
                         ---------  ------------ ------------ ------------ ------------
Cash flows from
 operating activities:
  Net cash provided from
   (used in) operations. $  (6,519)   $ (6,530)   $ (22,467)    $ 21,790    $ (13,726)
Cash flows from
 investing activities:
  Plant and equipment
   additions/transfers..   (13,840)      2,455       (6,524)         --       (17,909)
  Proceeds from
   sale/transfers of
   property and
   equipment............     9,148      (4,418)         585          --         5,315
  Investments in and
   advances to
   subsidiaries, net....    22,387      (1,154)         557      (21,790)         --
                         ---------    --------    ---------     --------    ---------
    Net cash provided
     from (used in)
     investing
     activities.........    17,695      (3,117)      (5,382)     (21,790)     (12,594)
Cash flows from
 financing activities:
  Redemption of senior
   notes................   (22,500)        --           --           --       (22,500)
  Proceeds from issuance
   of senior
   subordinated notes...   209,647         --           --           --       209,647
  Redemption of issuance
   of senior
   subordinated notes...   (95,946)    (74,054)         --           --      (170,000)
  Increase (decrease) in
   term debt............       --        7,500          560          --         8,060
  Increase (decrease)
   notes payable, banks.    19,600       2,539          --           --        22,139
  Increase (decrease) in
   cash overdraft.......       --          495       (1,627)         --        (1,132)
  Debt issuance costs...   (13,102)        --           --           --       (13,102)
  Premiums paid on debt
   extinguishment.......      (555)        --           --           --          (555)
  Other.................       163         --           --           --           163
  Proceeds from issuance
   of common stock......        22         --           --           --            22
  Preferred stock
   dividends............    (1,515)        --           --           --        (1,515)
                         ---------    --------    ---------     --------    ---------
    Net cash provided
     from (used in)
     financing
     activities.........    95,814     (63,520)      (1,067)         --        31,227
Effect of translation
 adjustments on cash....  (106,182)     70,491       18,420          --       (17,271)
Cash and cash
 equivalents:
  Increase (decrease) in
   cash.................       808      (2,676)     (10,496)         --       (12,364)
  Beginning of year.....       849       5,381       20,571          --        26,801
                         ---------    --------    ---------     --------    ---------
  End of period......... $   1,657    $  2,705    $  10,075     $    --     $  14,437
                         =========    ========    =========     ========    =========

             (Dollar amounts in thousands except dollars per share)
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                      For the year ended November 30, 1998

                                    Guarantor   Nonguarantor              Consolidated
                          Parent   Subsidiaries Subsidiaries Eliminations    Total
                         --------  ------------ ------------ ------------ ------------
Cash flows from
 operating activities:
  Net cash provided from
   (used in) operations. $ (1,001)  $  13,634     $ 18,394     $(21,237)   $   9,790
Cash flows from
 investing activities:
  Acquisition, net of
   cash acquired........  (10,641)   (100,000)         --           --      (110,641)
  Plant and equipment
   additions............   (5,165)     (2,743)      (6,640)         --       (14,548)
  Investments in and
   advances to
   subsidiaries, net....   71,402     (87,676)      (4,963)      21,237          --
  Proceeds from sale of
   property and
   equipment............       23         163          589          --           775
                         --------   ---------     --------     --------    ---------
    Net cash provided
     from (used in)
     investing
     activities.........   55,619    (190,256)     (11,014)      21,237     (124,414)
Cash flows from
 financing activities:
  Proceeds from issuance
   of senior notes......   22,500         --           --           --        22,500
  Redemption of senior
   subordinated notes...  (90,000)        --           --           --       (90,000)
  Decrease in term debt.      (39)        --        (4,228)         --        (4,267)
  Increase (decrease) in
   notes payable, banks.  (24,090)    182,146          713          --       158,769
  Increase in cash
   overdraft............      --          148        3,423          --         3,571
  Debt issuance costs...  (16,157)        --           --           --       (16,157)
  Proceeds from issuance
   of common stock......   74,057         --           --           --        74,057
  Equity issuance costs.   (4,858)        --           --           --        (4,858)
  Premiums paid on debt
   extinguishment.......  (15,743)        --           --           --       (15,743)
  Treasury stock, net...     (719)        --           --           --          (719)
  Preferred stock
   dividends............   (1,484)        --           --           --        (1,484)
                         --------   ---------     --------     --------    ---------
    Net cash provided
     from (used in)
     financing
     activities.........  (56,533)    182,294          (92)         --       125,669
Effect of translation
 adjustments on cash....      --       (1,461)      10,779          --         9,318
Cash and cash
 equivalents:
  Increase (decrease) in
   cash.................   (1,915)      4,211       18,067          --        20,363
  Beginning of year.....    2,764       1,170        2,504          --         6,438
                         --------   ---------     --------     --------    ---------
  End of period......... $    849   $   5,381     $ 20,571     $    --     $  26,801
                         ========   =========     ========     ========    =========

             (Dollar amounts in thousands except dollars per share)
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                      For the year ended November 30, 1997

                                   Guarantor   Nonguarantor              Consolidated
                         Parent   Subsidiaries Subsidiaries Eliminations    Total
                        --------  ------------ ------------ ------------ ------------
Cash flows from
 operating activities:
  Net cash provided
   from operations..... $ 11,092    $ 2,109      $ 7,510        $491       $ 21,202
Cash flows from
 investing activities:
  Plant and equipment
   additions...........   (4,708)      (846)      (5,600)        --         (11,154)
  Investments in and
   advances to
   subsidiaries, net...   (1,691)      (319)       2,600        (590)           --
  Proceeds from sale of
   property and
   equipment...........      240         20          500         --             760
                        --------    -------      -------        ----       --------
    Net cash used in
     investing
     activities........   (6,159)    (1,145)      (2,500)       (590)       (10,394)
Cash flows from
 financing activities:
  Redemption of senior
   subordinated notes..  (10,000)       --           --          --         (10,000)
  Increase (decrease)
   in term debt........      (55)       --        (3,692)        --          (3,747)
  Increase (decrease)
   notes payable,
   banks...............    7,946        --        (6,176)        --           1,770
  Increase (decrease)
   in cash overdraft...      --        (355)       2,229         --           1,874
  Proceeds from
   issuance of common
   stock...............    1,706        --           --          --           1,706
  Premiums paid on debt
   extinguishment......   (1,390)       --           --          --          (1,390)
  Treasury stock, net..     (496)       --           (99)         99           (496)
  Preferred stock
   dividends...........   (1,512)       --           --          --          (1,512)
                        --------    -------      -------        ----       --------
    Net cash provided
     from (used in)
     financing
     activities........   (3,801)      (355)      (7,738)         99        (11,795)
Effect of translation
 adjustments on cash...      --          (6)      (2,383)        --          (2,389)
Cash and cash
 equivalents:
  Increase (decrease)
   in cash.............    1,132        603       (5,111)        --          (3,376)
  Beginning of year....    1,632        567        7,615         --           9,814
                        --------    -------      -------        ----       --------
  End of period........ $  2,764    $ 1,170      $ 2,504        $--        $  6,438
                        ========    =======      =======        ====       ========

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors, Tokheim Corporation

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Tokheim Corporation and its subsidiaries at November 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

February 22, 2000
Fort Wayne, Indiana

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) 1. Financial Statements

  Included as outlined in Item 8 of Part II of this Report:

Consolidated Statement of Earnings for each of the three years in the period ended November 30, 1999........................................  Page 19
Consolidated Balance Sheet as of November 30, 1999, and 1998...........  Page 20
Consolidated Statement of Cash Flows for each of the three years in the period ended November 30, 1999........................................  Page 22
Consolidated Statement of Shareholders' Equity for each of the three years in the period ended November 30, 1999...........................  Page 23
Notes to Consolidated Financial Statements.............................  Page 24
Report of Independent Accountants......................................  Page 60

(a) 2. Supplemental Data and Financial Statement Schedules:

  Included as outlined in Item 8 of Part II of this Report:

Quarterly Financial Information (unaudited) in Note 14 to the
 Consolidated Financial Statements..................................... Page 41

3(a). Exhibits

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


  Exhibit
    No.                                  Document
  -------                                --------
 4.4       12% Senior Subordinated Note due January 28, 1999 in the amount of
           $170,000,000 (incorporated herein by reference to the Company's
           Current Report on Form 8-K/A dated October 1, 1998).

 4.5 Senior Subordinated Note Indenture, dated as of September 30, 1998, among Tokheim Corporation, Management Solutions, Inc., Tokheim
           Equipment Corporation, Tokheim RPS, LLC, Sunbelt Hose & Petroleum
           Equipment, Inc., Envirotronic Systems, Inc., Gasboy International,
           Inc., Tokheim Automation Corporation, Tokheim Investment Corp., as guarantors, and Harris Trust and Savings Bank, as trustee
           (incorporated herein by reference to the Company's Current Report on Form 8-K/A dated October 1, 1998).

 4.6       12% Junior Subordinated Note due 2008 in the amount of $40,000,000
           (incorporated herein by reference to the Company's Current Report on Form 8-K/A dated October 1, 1998).

 4.7 Junior Subordinated Note Indenture, dated as of September 30, 1998, among Tokheim Corporation, Management Solutions, Inc., Tokheim
           Equipment Corporation, Tokheim RPS, LLC, Sunbelt Hose & Petroleum
           Equipment, Inc., Envirotronic Systems, Inc., Gasboy International,
           Inc., Tokheim Automation Corporation, Tokheim Investment Corp., as guarantors, and Harris Trust and Savings Bank, as trustee
           (incorporated herein by reference to the Company's Current Report on Form 8-K/A dated October 1, 1998).

 4.8       Amendment No. 1 to Junior Subordinated Note Indenture, dated as of
           January 25, 1999 (incorporated herein by reference to the Company's
           Annual Report on Form 10-K, for the year ended November 30, 1998).

 4.9 Warrant to Purchase up to 19.9% of the Shares of Common Stock of Tokheim Corporation (incorporated herein by reference to the Company's Current Report on Form 8-K/A dated October 1, 1998).
 4.10      Registration Rights Agreement, dated September 30, 1998, between
           Tokheim Corporation and Schlumberger Limited (incorporated herein by reference to the Company's Current Report on Form
           8-K/A dated October 1, 1998).

 4.11      Note Purchase Agreement, dated as of September 30, 1998, among
           Tokheim Corporation, the Subsidiaries and the Purchasers
           (incorporated herein by reference to the Company's Current Report on Form 8-K/A dated October 1, 1998).

 4.12      Amended and Restated Credit Agreement, dated as of September 30,
           1998, among Tokheim Corporation, the Borrowing Subsidiaries, the
           Lenders and NBD Bank, N.A. as administrative agent and Credit
           Lyonnais as documentation and collateral agent and Gleacher NatWest
           Inc. and Bankers Trust Company as co-syndication agents
           (incorporated herein by reference to the Company's Current Report on Form 8-K/A dated October 1, 1998).

 4.13      Second Amended and Restated Credit Agreement, dated as of December
           14, 1998, among Tokheim Corporation, the Borrowing Subsidiaries, the
           Lenders and NBD Bank, N.A. as administrative agent and Credit
           Lyonnais as documentation and collateral agent and Gleacher NatWest
           Inc. and Bankers Trust Company as co-syndication agents
           (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended September 30, 1998).

 4.14      Consent and Amendment No. 1 to Amended and Restated Credit
           Agreement, dated as of January 11, 1999 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended February 28, 1999).

 4.15 Amendment No. 2 to Amended and Restated Credit Agreement, dated as of March 1, 1999 (incorporated herein by reference to the Company's
           Quarterly Report on Form 10-Q, for the quarter ended February 28,
           1999).


  Exhibit
    No.                                  Document
  -------                                --------
  4.16     Amendment No. 3 to Second Amended and Restated Credit Agreement,
           dated as of February 27, 1999 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended
           February 28, 1999).

  4.17     Amendment No. 4 and Waiver to Second Amended and Restated Credit
           Agreement, dated as of October 14, 1999 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended August 31, 1999).

  4.18 Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of December 22, 1999.

  4.19     Warrant and Registration Rights Agreement, dated as of December 22,
           1999, among Tokheim Corporation, Bank One, Indiana, National
           Association, Credit Lyonnais, Chicago Branch, Bankers Trust Company,
           ABN Amro Bank, N.V., Credit Agricole Indosuez, Harris Trust and
           Savings Bank, Compagnie Financiere de Cic et de L'Union Europeene,
           Mercantile Bank N.A., The Provident Bank, Finova Capital
           Corporation, Imperial Bank, Natexis Banque BFCE, Bank Polska Kasa
           Opieke S.A.--Pekao S.A. Group, New York Branch, Senior Debt
           Portfolio, Eaton Vance Senior Income Trust, Oxford Strategic Income
           Fund, Octagon Loan Trust, Octagon Investment Partners II, LLC,
           Indosuez Capital Funding IIA, Limited, Indosuez Capital Funding IV,
           L.P., Alliance Investment Opportunities Fund, L.L.C., Amsouth Bank and ARES Leveraged Investment Fund II, L.P.

  4.20     Form of Warrant Certificate, dated as of December 22, 1999.

  4.21     Dollar Notes Indenture, dated as of January 29, 1999, among Tokheim
           Corporation, certain subsidiary guarantors of Tokheim Corporation, and U.S. Bank Trust National Association, as trustee (incorporated herein by reference to Amendment No. 140 to the Company's
           Registration Statement on Form S-4, dated June 15, 1999, as amended).

  4.22     Euro Notes Indenture, dated as of January 29, 1999, among Tokheim
           Corporation, certain subsidiary guarantors of Tokheim Corporation, and U.S. Bank Trust National Association, as trustee (incorporated herein by reference to Amendment No. 140 to the Company's
           Registration Statement on Form S-4, dated June 15, 1999, as amended).

  4.23 Dollar Registration Rights Agreement, dated as of January 29, 1999, among Tokheim Corporation, BT Alex. Brown Incorporated, Credit
           Lyonnais Securities (USA) Inc., First Chicago Capital Markets, Inc.,
           Gleacher NatWest International, ABN AMRO Incorporated, PaineWebber
           Incorporated, Schroder & Co. Inc. and certain subsidiary guarantors of Tokheim Corporation (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended November
           30, 1998).

  4.24 Euro Registration Rights Agreement, dated as of January 29, 1999, among Tokheim Corporation, BT Alex. Brown Incorporated, Credit
           Lyonnais Securities (USA) Inc., First Chicago Capital Markets, Inc.,
           Gleacher NatWest International, ABN AMRO Incorporated, PaineWebber
           Incorporated, Schroder & Co. Inc. and certain subsidiary guarantors of Tokheim Corporation (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended November
           30, 1998).

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


  Exhibit
    No.                                  Document
  -------                                --------
 10.3      Tokheim Corporation 1996 Key Management Incentive Bonus Plan
           (incorporated herein by reference to the Company's Report on Form
           10-Q/A, for the quarter ended February 29, 1996).

 10.4 Tokheim Corporation Deferred Compensation Plan (incorporated herein by reference to the Company's Report on Form 10-Q, for the quarter ended August 31, 1999).

 10.5      Tokheim Corporation Supplemental Executive Retirement Plan
           (incorporated herein by reference to the Company's Report on Form
           10-Q, for the quarter ended August 31, 1999).

 10.6      Employment Agreement, dated July 15, 1999, between Tokheim
           Corporation and Douglas K. Pinner (incorporated herein by reference to the Company's Report on Form 10-Q, for the quarter ended
           August 31, 1999).

 10.7      Employment Agreement, dated July 15, 1999, between Tokheim
           Corporation and John A. Negovetich (incorporated herein by reference to the Company's Report on Form 10-Q, for the quarter ended
           August 31, 1999).

 10.8      Employment Agreement, dated July 15, 1999, between Tokheim
           Corporation and Jacques St-Denis (incorporated herein by reference to the Company's Report on Form 10-Q, for the quarter ended
           August 31, 1999).

 10.9      Employment Agreement, dated July 15, 1999, between Tokheim
           Corporation and Norman L. Roelke (incorporated herein by reference to the Company's Report on Form 10-Q, for the quarter ended
           August 31, 1999).

 10.10     Employment Agreement, dated July 15, 1999, between Tokheim
           Corporation and Scott A. Swogger (incorporated herein by reference to the Company's Report on Form 10-Q, for the quarter ended
           August 31, 1999).

 10.11 Technology License Agreement, effective as of December 1, 1997, between Tokheim Corporation and Gilbarco, Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended November 30, 1997).

 10.12 Tokheim Corporation 1997 Incentive Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended November 30, 1997).

 10.13     Employment Agreement, dated December 31, 1997, between Management
           Solutions, Inc. and Arthur S. Elston (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended November 30, 1997).

 11.1      Statement re computation of per share earnings.

 21.1      Subsidiaries of Tokheim Corporation.

 23.1      Consents.

 27.1      Financial Data Schedule.

b. Reports on Form 8-K

  None.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Tokheim Corporation

                                                   /s/ Douglas K. Pinner
                                         By: __________________________________
                                            Douglas K. Pinner Chairman of the
                                             Board, President,Chief Executive
                                                         Officer
February 25, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 25th day of February, 2000.

              Signature                                   Title

        /s/ Douglas K. Pinner                      Chairman of the Board,
-------------------------------------               President and Chief
          Douglas K. Pinner                         Executive Officer
                                                    and Director

       /s/ John A. Negovetich                      Executive Vice
-------------------------------------               President, Finance and
         John A. Negovetich                         Administration and
                                                    Chief Financial
                                                    Officer

     /s/ Gerald H. Frieling, Jr.                   Vice Chairman of
-------------------------------------               the Board and
       Gerald H. Frieling, Jr.                      Director

       /s/ Walter S. Ainsworth                     Director
-------------------------------------
         Walter S. Ainsworth

       /s/ Robert M. Akin, III                     Director
-------------------------------------
         Robert M. Akin, III

         /s/ James K. Baker                        Director
-------------------------------------
           James K. Baker

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

 4.4       12% Senior Subordinated Note due January 28, 1999 in the amount of
           $170,000,000 (incorporated herein by reference to the Company's
           Current Report on Form 8-K/A dated October 1, 1998).

 4.5 Senior Subordinated Note Indenture, dated as of September 30, 1998, among Tokheim Corporation, Management Solutions, Inc., Tokheim
           Equipment Corporation, Tokheim RPS, LLC, Sunbelt Hose & Petroleum
           Equipment, Inc., Envirotronic Systems, Inc., Gasboy International,
           Inc., Tokheim Automation Corporation, Tokheim Investment Corp., as guarantors, and Harris Trust and Savings Bank, as trustee
           (incorporated herein by reference to the Company's Current Report on Form 8-K/A dated October 1, 1998).

 4.6       12% Junior Subordinated Note due 2008 in the amount of $40,000,000
           (incorporated herein by reference to the Company's Current Report on Form 8-K/A dated October 1, 1998).

 4.7 Junior Subordinated Note Indenture, dated as of September 30, 1998, among Tokheim Corporation, Management Solutions, Inc., Tokheim
           Equipment Corporation, Tokheim RPS, LLC, Sunbelt Hose & Petroleum
           Equipment, Inc., Envirotronic Systems, Inc., Gasboy International,
           Inc., Tokheim Automation Corporation, Tokheim Investment Corp., as guarantors, and Harris Trust and Savings Bank, as trustee
           (incorporated herein by reference to the Company's Current Report on Form 8-K/A dated October 1, 1998).

 4.8       Amendment No. 1 to Junior Subordinated Note Indenture, dated as of
           January 25, 1999 (incorporated herein by reference to the Company's
           Annual Report on Form 10-K, for the year ended November 30, 1998).


  Exhibit
    No.                                  Document
  -------                                --------
 4.9       Warrant to Purchase up to 19.9% of the Shares of Common Stock of
           Tokheim Corporation (incorporated herein by reference to the
           Company's Current Report on Form 8-K/A dated October 1, 1998).

 4.10      Registration Rights Agreement, dated September 30, 1998, between
           Tokheim Corporation and Schlumberger Limited (incorporated herein by reference to the Company's Current Report on Form 8-K/A dated
           October 1, 1998).

 4.11      Note Purchase Agreement, dated as of September 30, 1998, among
           Tokheim Corporation, the Subsidiaries and the Purchasers
           (incorporated herein by reference to the Company's Current Report on Form 8-K/A dated October 1, 1998).

 4.12      Amended and Restated Credit Agreement, dated as of September 30,
           1998, among Tokheim Corporation, the Borrowing Subsidiaries, the
           Lenders and NBD Bank, N.A. as administrative agent and Credit
           Lyonnais as documentation and collateral agent and Gleacher NatWest
           Inc. and Bankers Trust Company as co-syndication agents
           (incorporated herein by reference to the Company's Current Report on Form 8-K/A dated October 1, 1998).

 4.13      Second Amended and Restated Credit Agreement, dated as of December
           14, 1998, among Tokheim Corporation, the Borrowing Subsidiaries, the
           Lenders and NBD Bank, N.A. as administrative agent and Credit
           Lyonnais as documentation and collateral agent and Gleacher NatWest
           Inc. and Bankers Trust Company as co-syndication agents
           (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended September 30, 1998).

 4.14      Consent and Amendment No. 1 to Amended and Restated Credit
           Agreement, dated as of January 11, 1999 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended February 28, 1999).

 4.15 Amendment No. 2 to Amended and Restated Credit Agreement, dated as of March 1, 1999 (incorporated herein by reference to the Company's
           Quarterly Report on Form 10-Q, for the quarter ended February 28,
           1999).

 4.16 Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of February 27, 1999 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended
           February 28, 1999).

 4.17      Amendment No. 4 and Waiver to Second Amended and Restated Credit
           Agreement, dated as of October 14, 1999 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended August 31, 1999).

 4.18 Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of December 22, 1999.

 4.19      Warrant and Registration Rights Agreement, dated as of December 22,
           1999, among Tokheim Corporation, Bank One, Indiana, National
           Association, Credit Lyonnais, Chicago Branch, Bankers Trust Company,
           ABN Amro Bank, N.V., Credit Agricole Indosuez, Harris Trust and
           Savings Bank, Compagnie Financiere de Cic et de L'Union Europeene,
           Mercantile Bank N.A., The Provident Bank, Finova Capital
           Corporation, Imperial Bank, Natexis Banque BFCE, Bank Polska Kasa
           Opieke S.A.--Pekao S.A. Group, New York Branch, Senior Debt
           Portfolio, Eaton Vance Senior Income Trust, Oxford Strategic Income
           Fund, Octagon Loan Trust, Octagon Investment Partners II, LLC,
           Indosuez Capital Funding IIA, Limited, Indosuez Capital Funding IV,
           L.P., Alliance Investment Opportunities Fund, L.L.C., Amsouth Bank and ARES Leveraged Investment Fund II, L.P.


  Exhibit
    No.                                  Document
  -------                                --------
  4.20     Form of Warrant Certificate, dated as of December 22, 1999.

  4.21     Dollar Notes Indenture, dated as of January 29, 1999, among Tokheim
           Corporation, certain subsidiary guarantors of Tokheim Corporation, and U.S. Bank Trust National Association, as trustee (incorporated herein by reference to Amendment No. 1 to the Company's Registration
           Statement on Form S-4, dated June 15, 1999, as amended).

  4.22     Euro Notes Indenture, dated as of January 29, 1999, among Tokheim
           Corporation, certain subsidiary guarantors of Tokheim Corporation, and U.S. Bank Trust National Association, as trustee (incorporated herein by reference to Amendment No. 1 to the Company's Registration
           Statement on Form S-4, dated June 15, 1999, as amended).

  4.23 Dollar Registration Rights Agreement, dated as of January 29, 1999, among Tokheim Corporation, BT Alex. Brown Incorporated, Credit
           Lyonnais Securities (USA), Inc., First Chicago Capital Markets,
           Inc., Gleacher NatWest International, ABN AMRO Incorporated,
           PaineWebber Incorporated, Schroder & Co. Inc. and certain subsidiary guarantors of Tokheim Corporation (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended
           November 30, 1998).

  4.24 Euro Registration Rights Agreement, dated as of January 29, 1999, among Tokheim Corporation, BT Alex. Brown Incorporated, Credit
           Lyonnais Securities (USA), Inc., First Chicago Capital Markets,
           Inc., Gleacher NatWest International, ABN AMRO Incorporated,
           PaineWebber Incorporated, Schroder & Co. Inc. and certain subsidiary guarantors of Tokheim Corporation (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended
           November 30, 1998).

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

 10.3      Tokheim Corporation 1996 Key Management Incentive Bonus Plan
           (incorporated herein by reference to the Company's Report on Form
           10-Q/A, for the quarter ended February 29, 1996).

 10.4 Tokheim Corporation Deferred Compensation Plan (incorporated herein by reference to the Company's Report on Form 10-Q, for the quarter ended August 31, 1999).

 10.5      Tokheim Corporation Supplemental Executive Retirement Plan
           (incorporated herein by reference to the Company's Report on Form
           10-Q, for the quarter ended August 31, 1999).

 10.6      Employment Agreement, dated July 15, 1999, between Tokheim
           Corporation and Douglas K. Pinner (incorporated herein by reference to the Company's Report on Form 10-Q, for the quarter ended
           August 31, 1999).

 10.7      Employment Agreement, dated July 15, 1999, between Tokheim
           Corporation and John A. Negovetich (incorporated herein by reference to the Company's Report on Form 10-Q, for the quarter ended
           August 31, 1999).

 10.8      Employment Agreement, dated July 15, 1999, between Tokheim
           Corporation and Jacques St-Denis (incorporated herein by reference to the Company's Report on Form 10-Q, for the quarter ended
           August 31, 1999).


  Exhibit
    No.                                  Document
  -------                                --------
 10.9      Employment Agreement, dated July 15, 1999, between Tokheim
           Corporation and Norman L. Roelke (incorporated herein by reference to the Company's Report on Form 10-Q, for the quarter ended
           August 31, 1999).

 10.10     Employment Agreement, dated July 15, 1999, between Tokheim
           Corporation and Scott A. Swogger (incorporated herein by reference to the Company's Report on Form 10-Q, for the quarter ended
           August 31, 1999).

 10.11 Technology License Agreement, effective as of December 1, 1997, between Tokheim Corporation and Gilbarco, Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended November 30, 1997).

 10.12 Tokheim Corporation 1997 Incentive Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended November 30, 1997).

 10.13     Employment Agreement, dated December 31, 1997, between Management
           Solutions, Inc. and Arthur S. Elston (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended November 30, 1997).

 11.1      Statement re computation of per share earnings.

 21.1      Subsidiaries of Tokheim Corporation.

 23.1      Consents.

 27.1      Financial Data Schedule.