Form 10-Q
period 2000-02-29
TOKHEIM CORP
filed 2000-04-14
CIK 98559

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2000

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

     Yes (X)        No

As of February 29, 2000, 12,669,377 shares of voting common stock were outstanding.

The exhibit index is located on page 12.

==========================================================================================================

Consolidated Condensed Statement of Earnings
(Amounts in thousands except amounts per share)                 Three Months Ended      Three Months Ended
                                                                   February 29,            February 28,
                                                                       2000                    1999
                                                                ------------------------------------------
Net sales...................................................       $   132,412              $   166,193

Cost of sales, exclusive of items listed below..............           104,362                  133,297
Selling, general, and administrative expenses...............            25,721                   25,767
Depreciation and amortization...............................             6,074                    6,892
Merger and acquisition costs and other unusual items........             2,725                    1,123
                                                                   -----------              -----------
   Operating loss...........................................            (6,470)                    (886)
                                                                   -----------              -----------

Interest expense, net.......................................            14,648                   12,307
Foreign currency  (gain) loss ..............................              (169)                   1,438
Minority interest in subsidiaries...........................                (2)                      94
Other income, net ..........................................              (290)                    (154)
                                                                   -----------              -----------

Loss before income taxes and extraordinary loss.............           (20,657)                 (14,571)
Income taxes................................................              (106)                    (393)
                                                                   -----------              -----------

Loss before extraordinary loss..............................           (20,551)                 (14,178)
Extraordinary loss on debt extinguishment...................                --                   (6,249)
                                                                   -----------              -----------
Net loss....................................................           (20,551)                 (20,427)
Preferred stock dividends ($1.94 per share).................              (388)                    (374)
                                                                   -----------              -----------
Loss applicable to common stock.............................       $   (20,939)             $   (20,801)
                                                                   ===========              ===========

Loss per common share:
   Basic
     Before extraordinary loss..............................       $     (1.65)             $     (1.15)
     Extraordinary loss on debt extinguishment..............                --                    (0.49)
                                                                   -----------              -----------
     Net loss...............................................       $     (1.65)             $     (1.64)
                                                                   ===========              ===========
     Weighted average shares outstanding....................            12,669                   12,662
                                                                   ===========              ===========

   Diluted
     Before extraordinary loss..............................       $     (1.65)             $     (1.15)
     Extraordinary loss on debt extinguishment..............                --                    (0.49)
                                                                   -----------              -----------
     Net loss...............................................       $     (1.65)             $     (1.64)
                                                                   ===========              ===========
     Weighted average shares outstanding....................            12,669                   12,662
                                                                   ===========              ===========

TOKHEIM CORPORATION AND SUBSIDIARIES

==========================================================================================================

Consolidated Condensed Balance Sheet
(Amounts In thousands)
                                                                   February 29,            November 30,
                                                                       2000                    1999
                                                                ------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents...................................       $    13,250              $    14,437
Accounts receivable, net....................................           119,725                  168,565
Inventories:
   Raw materials, service parts,  and supplies..............            67,779                   68,122
   Work in process..........................................            16,971                   16,389
   Finished goods...........................................             8,104                    9,017
                                                                   -----------              -----------
                                                                        92,854                   93,528

Other current assets........................................            17,972                   12,598
                                                                   -----------              -----------
Total current assets........................................           243,801                  289,128


Property, plant, and equipment, net.........................            69,338                   71,976
Other tangible assets.......................................             2,071                    2,328
Intangible assets, net......................................           303,401                  308,552
Other non-current assets, net...............................            15,894                   18,818
                                                                   -----------              -----------
Total assets................................................       $   634,505              $   690,802
                                                                   ===========              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current maturities of long-term debt........................             8,647                   10,731
Cash overdrafts.............................................            13,068                   12,321
Accounts payable............................................            66,320                   84,511
Accrued expenses............................................            95,480                  111,507
                                                                   -----------              -----------
Total current liabilities...................................           183,515                  219,070

Notes payable, bank credit agreement........................           206,763                  204,284
Senior subordinated notes...................................           195,408                  198,681
Junior subordinated payment in kind notes...................            46,371                   45,020
Other long-term debt, less current maturities...............             2,960                    3,168
Guaranteed Employees' Stock Ownership Plan obligation.......             3,947                    4,351
Post-retirement benefit liability...........................            18,711                   18,693
Other long-term liabilities.................................             3,905                    4,926
                                                                   -----------              -----------
                                                                       661,580                  698,193
                                                                   -----------              -----------

Redeemable convertible preferred stock......................            24,000                   24,000
Guaranteed Employees' Stock Ownership Plan obligation.......            (3,947)                  (4,351)
Treasury stock, at cost.....................................            (4,294)                  (4,210)
                                                                   -----------              -----------
                                                                        15,759                   15,439
                                                                   -----------              -----------

Common stock................................................            90,375                   90,375
Common stock warrants.......................................            26,187                   20,000
Accumulated comprehensive loss..............................           (74,330)                 (69,077)
Accumulated deficit.........................................           (84,535)                 (63,597)
                                                                   -----------              -----------
                                                                       (42,303)                 (22,299)
Less treasury stock, at cost................................              (531)                    (531)
                                                                   -----------              -----------
                                                                       (42,834)                 (22,830)
                                                                   -----------              -----------
Total liabilities and shareholders' equity..................       $   634,505              $   690,802
                                                                   ===========              ===========

TOKHEIM CORPORATION AND SUBSIDIARIES

==========================================================================================================

Consolidated Condensed
Statement of Cash Flows
(In thousands)
                                                                   February 29,            February 28,
                                                                       2000                    1999
                                                                   ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................       $   (20,551)             $   (20,427)
Adjustments to reconcile net loss to cash used in operating
   activities:
     Payment in kind interest...............................             1,351                    1,200
     Extraordinary loss on debt extinguishment..............                                      6,249
     Depreciation and amortization..........................             6,074                    6,892
     Gain on sale of property, plant, and equipment.........               (30)                     (18)
     Deferred income taxes..................................               (21)                    (135)
   Changes in assets and liabilities:                                       --
     Accounts receivable, net...............................            44,291                   20,529
     Inventories............................................            (1,477)                   4,247
     Other current assets...................................            (5,826)                  (2,774)
     Accounts payable.......................................           (16,128)                 (17,921)
     Accrued expenses.......................................           (14,328)                   1,222
     Other..................................................            (1,401)                    (372)
                                                                   -----------              -----------

Net cash used in operating activities.......................            (8,046)                  (1,308)
                                                                   -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant, and equipment........                80                       --
Property, plant, and equipment additions....................            (1,361)                  (4,996)
Other.......................................................            (1,173)                      --
                                                                   -----------              -----------

Net cash used in investing activities.......................            (2,454)                  (4,996)
                                                                   -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of senior notes..................................                --                  (22,500)
Proceeds from  11.375% senior subordinated notes............                --                  209,647
Redemption of senior subordinated notes.....................                --                 (170,000)
Decrease in other debt......................................            (2,312)                    (438)
Increase  in notes payable, banks...........................             8,253                    3,001
Increase in cash overdraft..................................             1,230                      463
Deferred debt issuance costs................................              (521)                  (6,084)
Premiums paid on debt extinguishment........................                --                     (555)
Other.......................................................               (84)                     170
Preferred stock dividends...................................              (388)                    (374)
                                                                   -----------              -----------

Net cash provided from financing activities.................             6,178                   13,330
                                                                   -----------              -----------

EFFECT OF TRANSLATION ADJUSTMENT ON CASH....................             3,135                      893

CASH AND CASH EQUIVALENTS:
Increase (decrease)  in cash................................            (1,187)                   7,919
Beginning of year...........................................            14,437                   26,801
                                                                   -----------              -----------
End of period...............................................       $    13,250              $    34,720
                                                                   ===========              ===========

Notes to the Consolidated Condensed Financial Statements

The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair statement of the interim periods presented. This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements included in Tokheim Corporation's (the "Company") Annual Report to Shareholders filed on form 10-K for the year ended November 30, 1999. The results of operations for the three months ended February 29, 2000 are not necessarily indicative of the results to be expected for the full year or any other interim period.


New Accounting Pronouncements
-----------------------------

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

Segment Reporting
-----------------

For the periods ended February 29, 2000 and February 28, 1999, the Company had only one reportable industry segment-the design, manufacture and servicing of petroleum dispensing systems. The Company has three reportable operating segments: North America; Europe; and Africa. The accounting policies of these segments are the same as described in the summary of significant accounting policies in the Company's form 10-K for the year ended November 30, 1999. The Company evaluates the performance of each operating segment based upon income from operations before merger and acquisition costs and other unusual items. The Company's selling, general, and administrative expenses are charged to each segment based upon the operating segment where the costs are incurred. Segment results for the periods ended February 29, 2000 and February 28, 1999 are summarized in the table below.

2000
                                                 North            Europe       Africa      Eliminations      Consolidated
                                                 America *
Customer sales..............................     $ 50,463       $ 77,776       $ 4,173       $       0         $132,412
Intercompany sales..........................          754            945             0          (1,699)               0
Depreciation and amortization...............        2,758          3,250            66               0            6,074
Operating profit (loss), before merger &
  acquisition costs and other
  unusual items.............................       (5,689)         1,481           510             (47)          (3,745)
Total assets................................     $609,098       $373,972       $12,614       $(361,129)        $634,505

1999

Customer sales..............................     $ 56,293       $105,551       $ 4,349       $       0         $166,193
Intercompany sales..........................          811            831             3          (1,645)               0
Depreciation and amortization...............        2,376          4,440            76               0            6,892
Operating profit (loss), before merger &
  acquisition costs and other
  unusual items.............................     $ (2,057)         2,225           101             (32)             237
Total assets................................     $641,447       $460,264       $14,791       $(391,596)        $724,906

Reconciliation from segment reporting to consolidated condensed statement of earnings:
for the three month periods ended February 29 and February 28, respectively.

                                                           2000           1999
                                                           ----           ----
Segment operating profit (loss)......................  $ (3,745)      $    237
Merger and acquisition costs and other
  unusual items......................................    (2,725)        (1,123)
  Operating loss.....................................  $ (6,470)      $   (886)

* Includes corporate expenses.

Comprehensive Loss
------------------
The table below summarizes comprehensive loss for the three month periods ended February 29, 2000 and February 28, 1999.

                                                  2000         1999
                                               ----------   ----------
Net loss....................................   $ (18,995)   $ (20,427)
Other comprehensive loss:
Foreign currency translation adjustments....      (5,253)     (25,257)
Comprehensive loss..........................   $ (24,248)   $ (45,684)

Bank Credit Agreement
---------------------

On December 22, 1999, the Company amended its New Credit Agreement. Among the items amended were the removal of the requirement to obtain $50.0 million through the issuance of equity type securities and the provision for the mandatory reduction of the term loan by $50.0 million. Other terms of the New Credit Agreement that were amended include the addition of $5.7 million to the borrowing availability under the working capital facility; changes to the consolidated net worth covenant; changes to the leverage and senior leverage ratio covenants; changes to the minimum EBITDA covenant; the addition of a clean down or availability covenant on the working capital facility; and an acceleration of the termination date of the New Credit Agreement from September 24, 2004 to September 30, 2003.

In consideration for the amendment to the New Credit Agreement, the Company paid certain fees and expenses to the bank group including warrants to purchase 16.5% of the outstanding common stock of the Company at a purchase price of $3.95 per share. The warrants are exercisable for an aggregate of 2,097,427 shares. The Company has the right, subject to the terms and conditions of the New Credit Agreement, to purchase 100% of the warrants upon termination of the New Credit Agreement or 50% by meeting specified de-leveraging conditions at various discount rates. At the date of issuance the fair value of the warrants was $6.2 million.

The term loan under the amended New Credit Agreement calls for equal quarterly principal payments aggregating $7.3 million in 2000; $9.8 million in 2001; and $12.2 in 2002. The principal payments in 2003 include equal quarterly payments in the first three quarters of $3.7 million each with the remainder due at maturity on September 30, 2003.


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

Indebtedness (other than with respect to the additional availability under the working capital facility) under the New Credit Agreement bears interest based upon (at the applicable Borrower's option) (i) the Base Rate in the case of U.S. dollar denominated loans (defined as the higher of (x) the applicable prime rate and (y) the federal funds rate (as adjusted pursuant to the New Credit Agreement) plus 0.50%) plus an applicable margin based upon the Company's leverage ratio (with a range of 1.50% to 3.50% for revolving loans and 3.50% for term loans) or (ii) the applicable Eurocurrency Rate (as defined in the New Credit Agreement) for a deposit in the currency of, and for a maturity corresponding to, the applicable loan and interest period, plus an applicable margin based upon the Company's leverage ratio (with a range of 2.50% to 4.50% for revolving loans and 4.50% for term loans). In addition, the $5.7 million of additional availability under the working capital facility bears an applicable margin on Base Rate loans of 5.00% and Eurocurrency Rate loans of 6.00%.

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

Restructuring Charges
---------------------
Included in accrued liabilities are certain costs the Company will incur to effect an integration and rationalization plan for the RPS Division's operations. These costs represent involuntary termination and other closure costs in connection with closing redundant manufacturing and service operations. These accrued costs do not include costs associated with consolidation of previously existing Tokheim subsidiaries, which will be expensed as incurred or separately accrued once all criteria for accrual are met, nor do these costs benefit future periods. The Company expects the integration and rationalization plan to be completed by the end of year 2000. The table below summarizes the accrued liability activity by major category and initiative during the three month period ended February 29, 2000.

                                                  November 30,    Charges to       February 29,
                                                    1999            Accrual            2000
Involuntary termination benefits..............    $8,006           $(1,398)          $6,608
Facility closure and other closure costs......       211               (41)             170
Lease and contract termination fees...........       381              (141)             240
Total accrued integration and
  rationalization costs.......................    $8,598           $(1,580)          $7,018

During 1999, as a result of the continuing integration and rationalization of the RPS Division with other business units, the Company accrued approximately $2,700 as a charge to operations to establish an accrual for involuntary termination benefits and related costs for approximately 69 employees that served in primarily service and administration roles at various service facilities in France. This amount also included amounts for lease termination and other exit costs and was added to an amount of $0.3 million that remained accrued at November 30, 1999 for pension payments due to retirees who formerly worked at the Company's Glenrothes Scotland facility.


The table below summarizes the accrued liability activity by major category and initiative for the three month period ended February 29, 2000.

                                               November 30,     Charges to      February 29,
                                                  1999           Accrual            2000
Involuntary termination benefits.............  $2,442           $(164)          $2,278
Facility closure and other closure costs.....     460             (37)             423
Lease and contract termination fees..........     138             (25)             113
Total accrued integration and
  rationalization costs......................  $3,040           $(226)          $2,814

Guarantor and Nonguarantor Financial Statements
-----------------------------------------------

In connection with the RPS Division acquisition and as part of the subsequent financing, the Company issued $123.0 million of 11.375% U.S. dollar denominated senior subordinated notes and 75.0 million of 11.375% Euro denominated senior subordinated notes (together the "Outstanding Notes"). The Outstanding Notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, and guaranteed on a full, unconditional, joint and several basis by the Company's wholly owned domestic subsidiaries.

The following condensed consolidating financial information presents:

1) Condensed consolidating financial statements as of February 29, 2000, and November 30, 1999 and for the three month periods ended February 29, 2000 and February 28, 1999, of (a) Tokheim Corporation, the parent; (b) the guarantor subsidiaries; (c) the nonguarantor subsidiaries; and (d) the Company on a consolidated basis.

2) Elimination entries necessary to consolidate Tokheim Corporation, the parent, with guarantor and nonguarantor subsidiaries.

Investments in subsidiaries are accounted for by the parent using the equity method of accounting. The guarantor and nonguarantor subsidiaries are presented on a combined basis. The principal elimination entries eliminate investments in subsidiaries and intercompany transactions and balances.

Separate financial statements for the guarantor subsidiaries and the nonguarantor subsidiaries are not presented because management believes that such financial statements would not be meaningful.

                 Consolidated Condensed Statement of Earnings
                 For the three months ended February 29, 2000
                            (Amounts in thousands)


                                                                            Guarantor     Nonguarantor                  Consolidated
                                                               Parent      Subsidiaries   Subsidiaries   Eliminations      Total
                                                            ------------   ------------   ------------   ------------   ------------
Net sales.................................................. $    38,584    $    12,528    $    83,909    $    (2,609)   $   132,412
Cost of sales, exclusive of items listed below.............      30,352          8,760         67,859         (2,609)       104,362
Selling, general, and administrative expenses..............       7,789          6,932         11,000                        25,721
Depreciation and amortization..............................       2,087            658          3,329                         6,074
Merger and acquisition costs and other unusual items.......       1,770                           955                         2,725
                                                            ------------   ------------   ------------   ------------   ------------
Operating profit (loss)....................................      (3,414)        (3,822)           766                        (6,470)
Interest (income) expense, net.............................       6,680            754          7,214                        14,648
Foreign currency loss .....................................         (75)           (42)           (52)                         (169)
Equity in (earnings) loss of consolidated subsidiaries.....      10,921                                      (10,921)
Minority Interest..........................................                                        (2)                           (2)
Other (income) expense, net ...............................      (2,138)         6,860         (5,012)                         (290)
                                                            ------------   ------------   ------------   ------------   ------------
Earnings (loss) before income taxes........................     (18,802)       (11,394)        (1,382)        10,921        (20,657)
Income taxes...............................................       1,749         (1,967)           112                          (106)
                                                            ------------   ------------   ------------   ------------   ------------
Earnings (loss) before extraordinary item..................     (20,551)        (9,427)        (1,494)        10,921        (20,556)
Extraordinary loss on debt extinguishment..................
                                                            ------------   ------------   ------------   ------------   ------------
Net earnings (loss)........................................ $   (20,551)   $    (9,427)   $    (1,494)   $    10,921    $   (20,556)
                                                            ============   ============   ============   ============   ============

                 Consolidated Condensed Statement of Earnings
                 For the three months ended February 29, 1999
                            (Amounts in thousands)


                                                                                 Guarantor       Nonguarantor
                                                                 Parent        Subsidiaries      Subsidiaries
                                                              -----------      ------------      ------------
Net sales..................................................   $    27,546      $    29,875       $   111,067
Cost of sales, exclusive of items listed below.............        22,335           22,381            90,876
Selling, general, and administrative expenses..............         6,017            6,108            13,642
Depreciation and amortization..............................         1,268            1,097             4,527
Merger and acquisition costs and other unusual items.......                            106             1,017
                                                              ------------     ------------      ------------
Operating profit (loss)....................................        (2,074)             183             1,005
Interest (income) expense, net.............................         6,683            5,214               410
Foreign currency  loss ....................................           193           (3,330)            4,575
Equity in (earnings) loss of consolidated subsidiaries.....         6,716
Minority Interest..........................................                                               94
Other (income) expense, net ...............................        (1,505)           6,364            (5,013)
                                                              ------------     ------------      ------------
Earnings (loss) before income taxes........................       (14,161)          (8,065)              939
Income taxes...............................................            17             (361)              (49)
                                                              ------------     ------------      ------------
Earnings (loss) before extraordinary item..................       (14,178)          (7,704)              988
Extraordinary loss on debt extinguishment..................         6,249
                                                              ------------     ------------      ------------
Net earnings (loss)........................................   $   (20,427)     $    (7,704)      $       988
                                                              ============     ============      ============

                                                                               Consolidated
                                                              Eliminations        Total
                                                              ------------     ------------
Net sales..................................................   $    (2,295)     $   166,193
Cost of sales, exclusive of items listed below.............        (2,295)         133,297
Selling, general, and administrative expenses..............                         25,767
Depreciation and amortization..............................                          6,892
Merger and acquisition costs and other unusual items.......                          1,123
                                                              ------------     ------------
Operating profit (loss)....................................                           (886)
Interest (income) expense, net.............................                         12,307
Foreign currency  loss ....................................                          1,438
Equity in (earnings) loss of consolidated subsidiaries.....        (6,716)
Minority Interest..........................................                             94
Other (income) expense, net ...............................                           (154)
                                                              ------------     ------------
Earnings (loss) before income taxes........................         6,716          (14,571)
Income taxes...............................................                           (393)
                                                              ------------     ------------
Earnings (loss) before extraordinary item..................         6,716          (14,178)
Extraordinary loss on debt extinguishment..................                          6,249
                                                              ------------     ------------
Net earnings (loss)........................................   $     6,716      $   (20,427)
                                                              ============     ============

                     Consolidated Condensed Balance Sheet
                            As of February 29, 2000
                            (Amounts In thousands)


                                                                                 Guarantor       Nonguarantor
                                                                  Parent       Subsidiaries      Subsidiaries
                                                                  ------       ------------      ------------
ASSETS
Current assets:
Cash and cash equivalents..................................  $     2,059       $     1,734       $     9,457
Accounts receivables, net..................................       33,215            66,366            91,019
Inventories, net...........................................       26,372             9,257            57,448
Other current assets.......................................        2,051             1,478            14,443
                                                             ------------      ------------      ------------
Total current assets.......................................       63,697            78,835           172,367
Investments in subsidiaries................................       66,767           250,201             6,635
Property, plant, and equipment, net........................       24,592            10,978            33,768
Goodwill, net..............................................      119,595            10,111           173,695
Other non-current assets and deferred charges, net.........      190,121            71,640             5,473
                                                             ------------      ------------      ------------
Total assets...............................................  $   464,772       $   421,765       $   391,938
                                                             ============      ============      ============


LIABILITIES AND SHAREHOLDERS EQUITY
Current maturities of long-term debt.......................                          5,625             2,766
Notes payable to banks.....................................                                              256
Cash overdrafts............................................                                           13,068
Accounts payable...........................................       65,044             6,952            65,198
Accrued expenses...........................................       39,447            12,112            43,921
                                                             ------------      ------------      ------------
Total current liabilities..................................      104,491            24,689           125,209
Notes payable, bank credit agreement.......................       17,064           189,699
Senior subordinated notes..................................      195,408
Junior subordinated Payment In Kind note...................                         46,371
Other long-term debt, less current maturities..............        6,000                             245,523
Guaranteed Employees' Stock Ownership Plan obligation......        3,947
Post-retirement benefit liability..........................       15,025                               3,686
Minimum pension liability..................................
Other long-term liabilities................................          189              (239)            4,115
                                                             ------------      ------------      ------------
                                                                 342,124           260,520           378,533
                                                               ----------        ----------      ------------

Redeemable convertible preferred stock.....................       24,000
Guaranteed Employees' Stock Ownership Plan obligation......       (3,947)
Treasury stock, at cost....................................       (4,294)
                                                             ------------      ------------      ------------
                                                                  15,759

Common stock...............................................       90,375           234,966            65,578
Common stock warrants......................................       26,187
Minimum pension liability..................................
Foreign currency translation adjustments...................       (8,023)          (40,093)          (17,512)
Retained earnings (accumulated deficit)....................       (1,119)          (33,628)          (34,661)
                                                             ------------      ------------      ------------
                                                                 107,420           161,245            13,405
Less treasury stock, at cost...............................         (531)
                                                             ------------      ------------      ------------
                                                                 106,889           161,245            13,405
                                                             ------------      ------------      ------------
Total liabilities and shareholders' equity.................  $   464,772       $   421,765       $   391,938
                                                             ============      ============      ============



                                                                                 Consolidated
                                                             Eliminations           Total
                                                             ------------        ------------
ASSETS
Current assets:
Cash and cash equivalents..................................  $                   $    13,250
Accounts receivables, net..................................      (70,875)            119,725
Inventories, net...........................................         (223)             92,854
Other current assets.......................................                           17,972
                                                             ------------        ------------
Total current assets.......................................      (71,098)            243,801
Investments in subsidiaries................................     (323,603)
Property, plant, and equipment, net........................                           69,338
Goodwill, net..............................................                          303,401
Other non-current assets and deferred charges, net.........     (247,713)             19,521
                                                             ------------        ------------
Total assets...............................................  $  (642,414)        $   636,061
                                                             ============        ============


LIABILITIES AND SHAREHOLDERS EQUITY
Current maturities of long-term debt.......................                            8,391
Notes payable to banks.....................................                              256
Cash overdrafts............................................                           13,068
Accounts payable...........................................      (70,874)             66,320
Accrued expenses...........................................                           95,480
                                                             ------------        ------------
Total current liabilities..................................      (70,874)            183,515
Notes payable, bank credit agreement.......................                          206,763
Senior subordinated notes..................................                          195,408
Junior subordinated Payment In Kind note...................                           46,371
Other long-term debt, less current maturities..............     (248,563)              2,960
Guaranteed Employees' Stock Ownership Plan obligation......                            3,947
Post-retirement benefit liability..........................                           18,711
Minimum pension liability..................................
Other long-term liabilities................................         (160)              3,905
                                                             ------------        ------------
                                                                (319,597)            661,580
                                                             ------------       ------------

Redeemable convertible preferred stock.....................                           24,000
Guaranteed Employees' Stock Ownership Plan obligation......                           (3,947)
Treasury stock, at cost....................................                           (4,294)
                                                             ------------        ------------
                                                                                      15,759

Common stock...............................................     (300,544)             90,375
Common stock warrants......................................                           26,187
Minimum pension liability..................................
Foreign currency translation adjustments...................       (8,702)            (74,330)
Retained earnings (accumulated deficit)....................      (13,571)            (82,979)
                                                             ------------        ------------
                                                                (322,817)            (40,747)
Less treasury stock, at cost...............................                             (531)
                                                             ------------        ------------
                                                                (322,817)            (41,278)
                                                             ------------        ------------
Total liabilities and shareholders' equity.................  $  (642,414)        $   636,061
                                                             ============        ============


                     Consolidated Condensed Balance Sheet
                            As of February 28, 1999
                            (Amounts In thousands)

                                                                          Guarantor      Nonguarantor                   Consolidated
                                                              Parent     Subsidiaries    Subsidiaries    Eliminations       Total
                                                             --------    ------------    ------------    ------------   ------------
ASSETS
Current assets:
Cash and cash equivalents...............................     $  1,780      $  2,927        $  30,013       $              $ 34,720
Accounts receivables, net...............................       60,175        60,819          106,773         (80,821)      146,946
Inventories, net........................................       16,452        15,383           80,716            (116)      112,435
Other current assets....................................        1,562         1,478           18,092                        21,132
                                                             --------      --------        ---------       ---------      --------
Total current assets....................................       79,969        80,607          235,594         (80,937)      315,233
Investments in subsidiaries.............................      110,351       142,584            3,250        (256,185)
Property, plant, and equipment, net.....................       23,734        11,035           41,105                        75,874
Goodwill, net...........................................       16,451        92,029          192,009                       300,489
Other non-current assets and deferred charges, net......      107,974       254,840            5,628        (335,132)       33,310
                                                             --------      --------        ---------       ---------      --------
Total assets............................................     $338,479      $581,095        $ 477,586       $(672,254)     $724,906
                                                             ========      ========        =========       =========      ========

LIABILITIES AND SHAREHOLDERS EQUITY
Current maturities of long-term debt....................                                       1,911                         1,911
Notes payable to banks..................................                                         383                           383
Cash overdrafts.........................................                        238           14,774                        15,012
Accounts payable........................................       40,878        39,157           78,676         (83,803)       74,908
Accrued expenses........................................       17,892        42,598           73,661                       134,151
                                                             --------      --------        ---------       ---------      --------
Total current liabilities...............................       58,770        81,993          169,405         (83,803)      226,365
Notes payable, bank credit agreement....................      134,635        50,511                                        185,146
Senior subordinated notes...............................                    205,690                                        205,690
Junior subordinated Payment In Kind note................       41,200                                                       41,200
Other long-term debt, less current maturities...........        6,000                        316,618        (319,048)        3,570
Guaranteed Employees' Stock Ownership Plan obligation...        6,347                                                        6,347
Post-retirement benefit liability.......................       14,799                                                       14,799
Minimum pension liability...............................        3,135                                                        3,135
Other long-term liabilities.............................          476          (217)           6,979             (97)        7,141
                                                             --------      --------        ---------       ---------      --------
                                                              265,362       337,977          493,002        (402,948)      693,393
                                                             --------      --------        ---------       ---------      --------

Redeemable convertible preferred stock..................       24,000                                                       24,000
Guaranteed Employees' Stock Ownership Plan obligation...       (6,347)                                                      (6,347)
Treasury stock, at cost.................................       (4,712)                                                      (4,712)
                                                             --------      --------        ---------       ---------      --------
                                                               12,941                                                       12,941

Common stock............................................       90,353       238,170           14,958        (253,127)       90,354
Common stock warrants...................................       20,000                                                       20,000
Minimum pension liability...............................       (3,135)                                                      (3,135)
Foreign currency translation adjustments................       (8,520)       (7,638)         (14,713)        (16,985)      (47,856)
Retained earnings (accumulated deficit).................      (37,827)       12,586          (15,661)            806       (40,096)
                                                             --------      --------        ---------       ---------      --------
                                                               60,871       243,118          (15,416)       (269,306)       19,267
Less treasury stock, at cost............................         (695)                                                        (695)
                                                             --------      --------        ---------       ---------      --------
                                                               60,176       243,118          (15,416)       (269,306)       18,572
                                                             --------      --------        ---------       ---------      --------
Total liabilities and shareholders' equity..............     $338,479      $581,095        $ 477,586       $(672,254)     $724,906
                                                             ========      ========        =========       =========      ========

                                                                              For the period ended February 29, 2000
                                                                   -------------------------------------------------------------
                                                                           Guarantor    Nonguarantor                Consolidated
                                                                   Parent  Subsidiaries  Subsidiaries  Eliminations    Total
                                                                   -------------------------------------------------------------
Cash flows from operating activities:
        Net cash provided from (used in).........................  -------------------------------------------------------------
          operations.............................................   (6,727)      1,245         8,354       (10,921)       (6,490)
                                                                   -------------------------------------------------------------

Cash flows from investing activities:
        Plant and equipment additions/transfers..................     (599)       (106)          (656)                    (1,361)
        Proceeds from the sale/tranfers of property..............                                                              0
          and equipment..........................................     (313)                       393                         80
        Investments in and advances to...........................                                                              0
          subsidiaries, net......................................     (532)     (5,482)        (6,080)       10,921       (1,173)
        Net cash provided from (used in) investing...............  -------------------------------------------------------------
          activities.............................................   (1,444)     (5,588)        (6,343)       10,921       (2,454)
                                                                   -------------------------------------------------------------

Cash flows from financing activities:
        Decrease in other debt...................................    2,851       3,139             (49)                    5,941
        Increase in cash overdraft...............................                 (515)          1,745                     1,230
        Deferred debt issuance costs.............................     (521)                                                 (521)
        Premiums paid on debt extinguishment.....................                                                              0
        Other....................................................      (84)                                                  (84)
        Preferred stock dividends................................     (388)                                                 (388)
                                                                   -------------------------------------------------------------
        Net cash provided from financing activities..............    1,858       2,624           1,696            0        6,178
                                                                   -------------------------------------------------------------
                                                                   -------------------------------------------------------------
        Effect of translation adjustments on cash................    6,715         747          (4,327)           0        3,135
                                                                   -------------------------------------------------------------

        Increase (decrease) in cash..............................      402        (969)           (620)           0       (1,187)
        Beginning of year........................................    1,657       2,706          10,075                    14,437
                                                                   -------------------------------------------------------------
        End of period............................................    2,059       1,736           9,455            0       13,250
                                                                   =============================================================

                Consolidated Condensed Statement of Cash Flows

                                                                  For the three months ended February 28, 1999
                                                        -----------------------------------------------------------------
                                                                    Guarantor    Nonguarantor                Consolidated
                                                          Parent   Subsidiaries  Subsidiaries  Eliminations      Total
                                                        -----------------------------------------------------------------
Cash flows from operating activities:
  Net cash provided from (used in)                      -----------------------------------------------------------------
    operations........................................    (6,204)      2,914        (4,734)        6,716        (1,308)
                                                        -----------------------------------------------------------------

Cash flows from investing activities:
  Plant and equipment additions/transfers.............    (2,521)       (746)       (1,729)                     (4,996)
  Investments in and advances to                                                                                     0
    subsidiaries, net.................................     6,716           0             0        (6,716)            0
  Net cash provided from (used in) investing            -----------------------------------------------------------------
    activities........................................     4,195        (746)       (1,729)       (6,716)       (4,996)
                                                        -----------------------------------------------------------------

Cash flows from financing activities:
  Redemption of senior notes..........................  (170,000)                                             (170,000)
  Proceeds from 11.375% senior subordinated notes.....   209,647                                               209,647
  Redemption of senior notes..........................   (22,500)                                              (22,500)
  Increase in notes payable, banks....................     2,360         (26)         (278)                      2,056
  Increase in cash overdraft..........................                   217           246                         463
  Deferred debt issuance costs........................    (6,084)                                               (6,084)
  Premiums paid on debt extinguishment................      (555)                                                 (555)
  Other...............................................       677                                                   677
  Preferred stock dividends...........................      (374)                                                 (374)
                                                        -----------------------------------------------------------------
  Net cash provided from financing activities.........    13,171         191           (32)            0        13,330
                                                        -----------------------------------------------------------------
                                                        -----------------------------------------------------------------
  Effect of translation adjustments on cash...........   (10,231)     (4,813)       15,937             0           893
                                                        -----------------------------------------------------------------

  Increase (decrease) in cash.........................       931      (2,454)        9,442             0         7,919
  Beginning of year...................................       849       5,381        20,571                      26,801
                                                        -----------------------------------------------------------------
  End of period.......................................     1,780       2,927        30,013             0        34,720
                                                        =================================================================

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

Results of Operations

Consolidated sales for the three month period ended February 29, 2000 were $132.4 million compared to $166.2 million for the 1999 three month period. Sales for North America decreased 10.4% for the three month period from $56.3 million in 1999 to $50.5 million in 2000. European sales decreased 26.3% from $105.6 million in 1999 to $77.8 million in the three month period ended February 29, 2000. African sales decreased 4.0% from $4.3 million in 1999 to $4.1 million in the 2000 three month period. These decreases in sales from the prior year are primarily attributable to decreased sales to major oil companies ("MOC's"). The continued MOC merger activity has resulted in a delay of capital spending by these customers. Additionally, weakening foreign currency rates, relative to the US dollar, have negatively impacted the Company's sales for the three months ended February 29, 2000.

Gross margins as a percent of sales (defined as net sales less cost of sales divided by net sales) increased from 19.8% in the three month period ended February 28, 1999 to 21.2% in the 2000 three month period. This improvement is driven by continued integration and rationalization of the RPS division and realization of cost savings through these programs. In addition, the Company's product mix for the three months ended February 29, 2000 included a higher proportion of dispenser sales which provide a higher margin than service contracts.

Selling, general, and administrative ("SG&A") expenses as a percent of sales for the three month period ended February 29, 2000 were 19.4% compared to 15.5% for the 1999 three month period. This increase as a percentage of sales is due to lower sales in the first quarter of 2000 compared to 1999. Comparatively, SG&A expenses have remained flat in relative dollars year over year.

Net interest expense for the three month period ended February 29, 2000 was $14.6 million compared to $12.3 million in the comparable 1999 period. This increase is due to increased amortization of fees associated with amending the Company's credit agreement, which are charged to interest expense, and increased borrowings on the Company's revolving credit facility as well as increased interest rates.

Depreciation and amortization expense for the three month period ended February 29, 2000 was $6.1 million compared to $6.9 million in the comparable 1999 period.

Foreign currency gain for the three month period ended February 29, 2000 was $0.2 million compared to loss $1.4 million in the comparable 1999 period.

Income taxes for the three month period ended February 29, 2000 were a benefit of $0.1 million compared to a benefit of $0.4 million in the comparable 1999 period. These amounts are due to income tax refunds available in foreign subsidiaries because of legal structural changes and the availability of net operating loss carry-forwards to offset pretax book earnings.

As a result of the above mentioned items, net loss, including preferred stock dividends, was $20.9 million or $1.65 per diluted common share for the three months ended February 29, 2000 compared to a loss, including preferred stock dividends, before extraordinary loss of $14.6 million or $1.15 per diluted common share for the same period in 1999. Loss from extraordinary loss on debt extinguishment was $6.2 million or $0.49 per diluted common share for the three months ended February 28, 1999. Net loss for the three months ended February 29, 2000, including preferred stock dividends, was $20.9 million or $1.65 per diluted common share compared to a net loss of $20.4 million or $1.64 per diluted common share for the comparable 1999 period.

Liquidity and Capital Resources

Cash used in operations for the three month period ended February 29, 2000 was $6.5 million versus $1.3 million in the comparable period of 1999. During the first quarter of 2000 the Company collected $44.3 million in customer receivables. The Company used the funds to pay down accounts payable by $16.1 million. The Company also reduced its accrued expenses by $14.3 million and used the remainder for general corporate purposes.

Cash used in investing activities for the three month period ended February 29, 2000 was $2.5 million compared to a cash usage of $5.0 million in the comparable 1999 period. The cash usage in both periods is primarily attributable to capital spending at maintenance levels.

Cash provided from financing activities for the three month period ended February 29, 2000 was $4.6 million compared to cash provided in the comparable 1999 period of $13.3 million. The cash provided in the 2000 period is attributable to increased borrowings from the Company's revolving credit facility.

On December 22, 1999, the Company amended its New Credit Agreement. Among the items amended were the removal of the requirement to obtain $50.0 million through the issuance of equity type securities and the provision for the mandatory reduction of the term loan by $50.0 million. As such, the Company has reclassified the $50.0 million repayment from current to long term liabilities. Other terms of the New Credit Agreement that were amended include the addition of $5.7 million to the borrowing availability under the working capital facility; changes to the consolidated net worth covenant; changes to the leverage and senior leverage ratio covenants; changes to the minimum EBITDA covenant; the addition of a clean down or availability covenant on the working capital facility; and an acceleration of the termination date of the New Credit Agreement from September 24, 2004 to September 30, 2003.

In consideration for the amendment to the New Credit Agreement, the Company paid certain fees and expenses to the bank group including warrants to purchase 16.5% of the outstanding common stock of the Company at a purchase price of $3.95 per share. The warrants are exercisable for an aggregate of 2,097,427 shares. The Company has the right, subject to the terms and conditions of the New Credit Agreement, to purchase 100% of the warrants upon termination of the New Credit Agreement or 50% by meeting specified de-leveraging conditions at various discount rates. At the date of issuance the fair value of the warrants was $6.2 million.

The term loan under the amended New Credit Agreement calls for equal quarterly principal payments aggregating $7.3 million in 2000; $9.8 million in 2001; and $12.2 million in 2002. The principal payments in 2003 include equal quarterly payments in the first three quarters of $3.7 million each with the remainder due at maturity on September 30, 2003.


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

Indebtedness (other than with respect to the additional availability under the working capital facility) under the New Credit Agreement bears interest based upon (at the applicable Borrower's option) (i) the Base Rate in the case of U.S. dollar denominated loans (defined as the higher of (x) the applicable prime rate and (y) the federal funds rate (as adjusted pursuant to the New Credit Agreement) plus 0.50%) plus an applicable margin based upon the Company's leverage ratio (with a range of 1.50% to 3.50% for revolving loans and 3.50% for term loans) or (ii) the applicable Eurocurrency Rate (as defined in the New Credit Agreement) for a deposit in the currency of, and for a maturity corresponding to, the applicable loan and interest period, plus an applicable margin based upon the Company's leverage ratio (with a range of 2.50% to 4.50% for revolving loans and 4.50% for term loans). In addition, the $5.7 million of additional availability under the working capital facility bears an applicable margin on Base Rate loans of 5.00% and Eurocurrency Rate loans of 6.00%.

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


At February 29, 2000, the outstanding borrowings were $102.4 million under the revolving working capital facility and $115.7 million under the term loan. Available borrowings under the revolving working capital facility were $13.3 million at February 29, 2000, subject to the Company's borrowing base calculation and certain other covenants.

The Company has guaranteed loans to the Employees' Stock Ownership Plan ("ESOP") in the amounts of $3.9 million and $4.4 million at February 29, 2000 and November 30, 1999, respectively. The Trustee who holds the ESOP Preferred Stock, may elect to convert each preferred share to one common share in the event of a redemption by Tokheim, certain consolidations or mergers of Tokheim, or a redemption by the Trustee that is necessary to provide for distributions under the Company's Retirement Savings Plan. A participant may elect to receive a distribution from the plan in cash or common stock. If redeemed by the Trustee, the Company is responsible for purchasing the preferred stock at the twenty-five dollar floor value. The Company may elect to pay the redemption price in cash or an equivalent amount of common stock. Preferred stock dividends paid were $0.4 million for the three month periods ended February 29, 2000 and February 28, 1999.

As part of the purchase price of the RPS Division, the Company has provided for certain costs it expects to incur to close down redundant operations in connection with the reorganization and rationalization of the RPS Division's operations. The Company has incurred $1.6 million of expenditures in the the three month period ended February 29, 2000 and expects to incur an additional $7.0 million which consists of $6.6 million of involuntary termination costs to reduce redundant staffing levels, approximately $0.2 million of facility closure and other exit costs, and approximately $0.2 million associated with lease breakage fees. These costs have been aggregated and included in accrued liabilities. These amounts do not include costs associated with the consolidation of previously existing Tokheim subsidiaries, which will be expensed as incurred, nor do these costs benefit future periods. The Company estimates the cash expenditures necessary to close or consolidate certain of the existing Tokheim subsidiaries to approximate $3.0 million in 2000, of which $0.2 million was incurred in the three month period ended February 29, 2000. The remaining $2.8 million of cash expenditures will be funded with cash generated from operations, working capital improvements and, if needed, borrowings from the working capital facility.

Beginning in 1996, the Company began to address any possible Year 2000 ("Y2K") issues related to the Company's software and hardware systems as well as its product line. The Company prepared an inventory of all systems and equipment, analyzing risks, determining compliance levels and addressing remediation tactics. In 1997, a formal Y2K program office was established with a full time staff to address all aspects on a world wide basis. The program office was sponsored by and reported to the executive steering committee of the Company which is comprised of the Company's senior management.

The program office established regional Y2K offices throughout the world in early 1998. The Y2K project office identified five major sub-projects related to the Y2K issue: products utilizing embedded technologies; information systems and technology; external agents consisting primarily of suppliers, distributors and third party service providers; manufacturing equipment; and infrastructure. The Y2k program office published a Y2K implementation manual which was distributed throughout the Company. The Company enlisted the assistance of a third party consulting firm to verify and validate its Y2K plan.

The program office established a deadline of August 31, 1999 for contingency planning to be completed. Contingency planning was defined as planning to ensure that the continued availability of essential services, programs, and operations including all the resources necessary to operate the enterprise at a level acceptable to senior management would be available. Operational stability and reliability was to be maintained to ensure the survival of the enterprise and to represent the primary objectives of contingency planning.

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

The indentures under which the Dollar Notes and the Euro Notes were issued (the "Indentures") and the New Credit Agreement contain a number of significant covenants. The New Credit Agreement requires the Company to maintain specified financial ratios and satisfy certain financial tests. The Company's ability to meet such financial ratios and tests may be affected by events beyond its control. There can be no assurance that the Company will meet such financial ratios and tests. In addition, the Indentures limit the ability of the Company and its subsidiaries to, among other things: incur additional debt; pay dividends on capital stock or repurchase capital stock or make certain other restricted payments; use the proceeds of certain asset sales; make certain investments; create liens on assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and transfer or sell assets.

New Accounting Pronouncements
-----------------------------

The Company has considered the impact that accounting pronouncements recently issued by the Financial Accounting Standards Board and American Institute of Certified Public Accountants will have on the Consolidated Condensed Financial Statements as of February 29, 2000. None of the pronouncements that have been issued but not yet adopted by the Company are expected to have a material impact on the Company's financial position, results of operations or cash flows. See the Notes to the Consolidated Financial Statements for additional information regarding recently issued accounting pronouncements.


PART II.  OTHER INFORMATION


Item 5.   Other Information

Legal Proceedings
-----------------

On February 29, 2000, a three member arbitration panel ruled in favor of Bennett Pump Company ("Bennett") concerning arbitration between the Company and Bennett. The dispute concerned the minimum purchase requirements by the Company for Bennett's products over a five year period beginning September 1, 1996. The Company has maintained it could reduce the minimum purchase commitment by not ordering any pumping units and pay Bennett for the lost profit on the pumping units not ordered. The arbitration panel ruled that the minimum purchase agreement entered into as part of the Sofitam acquisition could not be reduced. The Company was required to pay a one time payment of $1.2 million for the shortfall in purchases in 1998 and 1999 and $1.6 million for the shortfall in purchases in 2000 and 2001, which were discounted to present value. The payment of $2.8 million was charged against this liability. The Company had elected not to purchase any additional units from Bennett due to quality and delivery problems that it had experienced with Bennett. The Company is currently building the required pumping unit in-house.

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


New York Stock Exchange
------------------------------------

On February 18, 2000, the Company announced that it currently fails to meet newly effective New York Stock Exchange ("NYSE") continued listing standards requiring total market capitalization and total stockholders equity of not less than $50.0 million each. The Company submitted a plan on January 31, 2000 to the Listings and Compliance Committee (the "Committee") of the NYSE demonstrating how the Company plans to comply with the newly effective standards. Based upon management estimates, the Company believes it will satisfy the new standards of the NYSE, however, there can be no assurance that such standards will be met.

After reviewing the plan, the Committee has informed the Company in a letter dated April 6, 2000, that it has agreed to accept the Company's submitted plan, and that senior NYSE management has acknowledged such acceptance. As a result, the NYSE is prepared to continue the listing of the Company at this time. The NYSE will perform quarterly reviews during the 18 months from receipt of its December 30, 1999 letter for compliance with the goals and initiatives as outlined in the Company's plan. Failure to achieve these financial and operational goals may result in the Company being subject to NYSE trading suspension at the point the initiative or goal is not met. Should the Company's shares cease trading on the NYSE, the Company believes that an adequate alternative trading venue will be available.

The Company will need to achieve the new minimum continued listing standards of market capitalization of not less than $50.0 million and total stockholders' equity of not less $50.0 million at the end of the 18 month plan period. Failure to achieve any of the minimum requirements at the appropriate time will result in the Company being suspended by the NYSE with application made to the SEC to delist.

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

  4.16 Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of February 27, 1999 (incorpo rated herein by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended February 28, 1999).

  4.17 Amendment No. 4 and Waiver to Second Amended and Restated Credit Agreement, dated as of October 14, 1999 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended August 31, 1999).

  4.18 Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of December 22, 1999 (incorpo rated herein by reference to the Company's Annual Report on Form 10-K, for the year ended September 30, 1999).

  4.19 Warrant and Registration Rights Agreement, dated as of December 22, 1999, among Tokheim Corporation, Bank One, Indiana, National Association, Credit Lyonnais, Chicago Branch, Bankers Trust Company, ABN Amro Bank, N.V., Credit Agricole Indosuez, Harris Trust and Savings Bank, Compagnie Financiere de Cic et de L'Union Europeene, Mercantile Bank N.A., The Provident Bank, Finova Capital Corporation, Imperial Bank, Natexis Banque BFCE, Bank Polska Kasa Opieke S.A.-- Pekao S.A. Group, New York Branch, Senior Debt Portfolio, Eaton Vance Senior Income Trust, Oxford Strategic Income Fund, Octagon Loan Trust, Octagon Investment Partners II, LLC, Indosuez Capital Funding IIA, Limited, Indosuez Capital Funding IV, L.P., Alliance Investment Opportunities Fund, L.L.C., Amsouth Bank and ARES Leveraged Investment Fund II, L.P. (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended September 30, 1999).

  4.20 Form of Warrant Certificate, dated as of December 22, 1999 (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended September 30, 1999).

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


                                 TOKHEIM CORPORATION

Date: April 14, 2000             /s/ Douglas K. Pinner
                                 ---------------------
                                 Chairman, President and Chief Executive Officer



Date: April 14, 2000             /s/ John A. Negovetich
                                 ----------------------
                                 Executive Vice-President, Finance and
                                 Administration and Chief Financial Officer

Exhibit Index

Exhibit
  No.     Document
-------   --------
 11.1     Statement re computation of per share earnings.
 27.1     Financial Data Schedule