Form 10-Q/A
period 2000-02-29
TOKHEIM CORP
filed 2000-04-19
CIK 98559

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

The exhibit index is located on page 20.

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

2000
                                                 North            Europe       Africa      Eliminations      Consolidated
                                                 America *
Customer sales..............................     $ 50,463       $ 77,776       $ 4,173       $       0         $132,412
Intercompany sales..........................          754            945             0          (1,699)               0
Depreciation and amortization...............        2,758          3,250            66               0            6,074
Operating profit (loss), before merger &
  acquisition costs and other
  unusual items.............................       (5,689)         1,481           510             (47)          (3,745)
Total assets................................     $609,048       $373,972       $12,614       $(361,129)        $634,505

1999

Customer sales..............................     $ 56,293       $105,551       $ 4,349       $       0         $166,193
Intercompany sales..........................          811            831             3          (1,645)               0
Depreciation and amortization...............        2,376          4,440            76               0            6,892
Operating profit (loss), before merger &
  acquisition costs and other
  unusual items.............................     $ (2,057)         2,225           101             (32)             237
Total assets................................     $641,447       $460,264       $14,791       $(391,596)        $724,906

Reconciliation from segment reporting to consolidated condensed statement of earnings:
for the three month periods ended February 29 and February 28, respectively.

                                                           2000           1999
                                                           ----           ----
Segment operating profit (loss)......................  $ (3,745)      $    237
Merger and acquisition costs and other
  unusual items......................................    (2,725)        (1,123)
  Operating loss.....................................  $ (6,470)      $   (886)

* Includes corporate expenses.

Comprehensive Loss
------------------
The table below summarizes comprehensive loss for the three month periods ended February 29, 2000 and February 28, 1999.

                                                  2000         1999
                                               ----------   ----------
Net loss....................................   $ (20,551)   $ (20,427)
Other comprehensive loss:
Foreign currency translation adjustments....      (5,253)     (25,257)
Comprehensive loss..........................   $ (25,804)   $ (45,684)
                                               =========    =========

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

                                                  November 30,    Charges to       February 29,
                                                    1999            Accrual            2000
Involuntary termination benefits..............    $8,006           $(1,398)          $6,608
Facility closure and other closure costs......       211               (41)             170
Lease and contract termination fees...........       381              (141)             240
                                                  ------           -------           ------
Total accrued integration and
  rationalization costs.......................    $8,598           $(1,580)          $7,018
                                                  ======           =======           ======

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


The table below summarizes the accrued liability activity by major category and initiative for the three month period ended February 29, 2000.

                                               November 30,     Charges to      February 29,
                                                  1999           Accrual            2000
Involuntary termination benefits.............  $2,442           $(164)          $2,278
Facility closure and other closure costs.....     460             (37)             423
Lease and contract termination fees..........     138             (25)             113
                                               ------           -----           ------
Total accrued integration and
  rationalization costs......................  $3,040           $(226)          $2,814
                                               ======           =====           ======

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

                 Consolidated Condensed Statement of Earnings
                 For the three months ended February 29, 2000
                            (Amounts in thousands)


                                                                            Guarantor     Nonguarantor                  Consolidated
                                                               Parent      Subsidiaries   Subsidiaries   Eliminations      Total
                                                            ------------   ------------   ------------   ------------   ------------
Net sales.................................................. $    38,584    $    12,528    $    83,909    $    (2,609)   $   132,412
Cost of sales, exclusive of items listed below.............      30,352          8,760         67,859         (2,609)       104,362
Selling, general, and administrative expenses..............       7,789          6,932         11,000                        25,721
Depreciation and amortization..............................       2,087            658          3,329                         6,074
Merger and acquisition costs and other unusual items.......       1,770                           955                         2,725
                                                            ------------   ------------   ------------   ------------   ------------
Operating profit (loss)....................................      (3,414)        (3,822)           766                        (6,470)
Interest (income) expense, net.............................       6,680            754          7,214                        14,648
Foreign currency gain......................................         (75)           (42)           (52)                         (169)
Equity in (earnings) loss of consolidated subsidiaries.....      10,921                                      (10,921)
Minority Interest..........................................                                        (2)                           (2)
Other (income) expense, net ...............................      (2,138)         6,860         (5,012)                         (290)
                                                            ------------   ------------   ------------   ------------   ------------
Earnings (loss) before income taxes........................     (18,802)       (11,394)        (1,382)        10,921        (20,657)
Income taxes...............................................       1,749         (1,967)           112                          (106)
                                                            ------------   ------------   ------------   ------------   ------------
Earnings (loss) before extraordinary item..................     (20,551)        (9,427)        (1,494)        10,921        (20,551)
Extraordinary loss on debt extinguishment..................
                                                            ------------   ------------   ------------   ------------   ------------
Net earnings (loss)........................................ $   (20,551)   $    (9,427)   $    (1,494)   $    10,921    $   (20,551)
                                                            ============   ============   ============   ============   ============

                 Consolidated Condensed Statement of Earnings
                 For the three months ended February 29, 1999
                            (Amounts in thousands)


                                                                                 Guarantor       Nonguarantor
                                                                 Parent        Subsidiaries      Subsidiaries
                                                              -----------      ------------      ------------
Net sales..................................................   $    27,546      $    29,875       $   111,067
Cost of sales, exclusive of items listed below.............        22,335           22,381            90,876
Selling, general, and administrative expenses..............         6,017            6,108            13,642
Depreciation and amortization..............................         1,268            1,097             4,527
Merger and acquisition costs and other unusual items.......                            106             1,017
                                                              ------------     ------------      ------------
Operating profit (loss)....................................        (2,074)             183             1,005
Interest expense, net......................................         6,683            5,214               410
Foreign currency  loss (gain)..............................           193           (3,330)            4,575
Equity in (earnings) loss of consolidated subsidiaries.....         6,716
Minority Interest..........................................                                               94
Other (income) expense, net ...............................        (1,505)           6,364            (5,013)
                                                              ------------     ------------      ------------
Earnings (loss) before income taxes........................       (14,161)          (8,065)              939
Income taxes...............................................            17             (361)              (49)
                                                              ------------     ------------      ------------
Earnings (loss) before extraordinary item..................       (14,178)          (7,704)              988
Extraordinary loss on debt extinguishment..................         6,249
                                                              ------------     ------------      ------------
Net earnings (loss)........................................   $   (20,427)     $    (7,704)      $       988
                                                              ============     ============      ============

                                                                               Consolidated
                                                              Eliminations        Total
                                                              ------------     ------------
Net sales..................................................   $    (2,295)     $   166,193
Cost of sales, exclusive of items listed below.............        (2,295)         133,297
Selling, general, and administrative expenses..............                         25,767
Depreciation and amortization..............................                          6,892
Merger and acquisition costs and other unusual items.......                          1,123
                                                              ------------     ------------
Operating profit (loss)....................................                           (886)
Interest expense, net......................................                         12,307
Foreign currency loss (gain)...............................                          1,438
Equity in (earnings) loss of consolidated subsidiaries.....        (6,716)
Minority Interest..........................................                             94
Other (income) expense, net ...............................                           (154)
                                                              ------------     ------------
Earnings (loss) before income taxes........................         6,716          (14,571)
Income taxes...............................................                           (393)
                                                              ------------     ------------
Earnings (loss) before extraordinary item..................         6,716          (14,178)
Extraordinary loss on debt extinguishment..................                          6,249
                                                              ------------     ------------
Net earnings (loss)........................................   $     6,716      $   (20,427)
                                                              ============     ============

                     Consolidated Condensed Balance Sheet
                            As of February 29, 2000
                            (Amounts In thousands)


                                                                                 Guarantor       Nonguarantor
                                                                  Parent       Subsidiaries      Subsidiaries
                                                                  ------       ------------      ------------
ASSETS
Current assets:
Cash and cash equivalents..................................  $     2,059       $     1,734       $     9,457
Accounts receivables, net..................................       33,215            66,366            91,019
Inventories, net...........................................       26,372             9,257            57,448
Other current assets.......................................        2,051             1,478            14,443
                                                             ------------      ------------      ------------
Total current assets.......................................       63,697            78,835           172,367
Investments in subsidiaries................................       66,767           250,201             6,635
Property, plant, and equipment, net........................       24,592            10,978            33,768
Goodwill, net..............................................      119,595            10,111           173,695
Other non-current assets and deferred charges, net.........      188,565            71,640             5,473
                                                             ------------      ------------      ------------
Total assets...............................................  $   463,216       $   421,765       $   391,938
                                                             ============      ============      ============


LIABILITIES AND SHAREHOLDERS EQUITY
Current maturities of long-term debt.......................  $                 $     5,625       $     2,766
Notes payable to banks.....................................                                              256
Cash overdrafts............................................                                           13,068
Accounts payable...........................................       65,044             6,952            65,198
Accrued expenses...........................................       39,447            12,112            43,921
                                                             ------------      ------------      ------------
Total current liabilities..................................      104,491            24,689           125,209
Notes payable, bank credit agreement.......................       17,064           189,699
Senior subordinated notes..................................      195,408
Junior subordinated Payment In Kind note...................                         46,371
Other long-term debt, less current maturities..............        6,000                             245,523
Guaranteed Employees' Stock Ownership Plan obligation......        3,947
Post-retirement benefit liability..........................       15,025                               3,686
Other long-term liabilities................................          189              (239)            4,115
                                                             ------------      ------------      ------------
                                                                 342,124           260,520           378,533
                                                               ----------        ----------      ------------

Redeemable convertible preferred stock.....................       24,000
Guaranteed Employees' Stock Ownership Plan obligation......       (3,947)
Treasury stock, at cost....................................       (4,294)
                                                             ------------      ------------      ------------
                                                                  15,759

Common stock...............................................       90,375           234,966            65,578
Common stock warrants......................................       26,187
Accumulated comprehensive loss.............................       (8,023)          (40,093)          (17,512)
Retained earnings (accumulated deficit)....................       (2,675)          (33,628)          (34,661)
                                                             ------------      ------------      ------------
                                                                 105,864           161,245            13,405
Less treasury stock, at cost...............................         (531)
                                                             ------------      ------------      ------------
                                                                 105,333           161,245            13,405
                                                             ------------      ------------      ------------
Total liabilities and shareholders' equity.................  $   463,216       $   421,765       $   391,938
                                                             ============      ============      ============

                                                                                 Consolidated
                                                             Eliminations           Total
                                                             ------------        ------------
ASSETS
Current assets:
Cash and cash equivalents..................................  $                   $    13,250
Accounts receivables, net..................................      (70,875)            119,725
Inventories, net...........................................         (223)             92,854
Other current assets.......................................                           17,972
                                                             ------------        ------------
Total current assets.......................................      (71,098)            243,801
Investments in subsidiaries................................     (323,603)
Property, plant, and equipment, net........................                           69,338
Goodwill, net..............................................                          303,401
Other non-current assets and deferred charges, net.........     (247,713)             17,965
                                                             ------------        ------------
Total assets...............................................  $  (642,414)        $   634,505
                                                             ============        ============


LIABILITIES AND SHAREHOLDERS EQUITY
Current maturities of long-term debt.......................  $                   $     8,391
Notes payable to banks.....................................                              256
Cash overdrafts............................................                           13,068
Accounts payable...........................................      (70,874)             66,320
Accrued expenses...........................................                           95,480
                                                             ------------        ------------
Total current liabilities..................................      (70,874)            183,515
Notes payable, bank credit agreement.......................                          206,763
Senior subordinated notes..................................                          195,408
Junior subordinated Payment In Kind note...................                           46,371
Other long-term debt, less current maturities..............     (248,563)              2,960
Guaranteed Employees' Stock Ownership Plan obligation......                            3,947
Post-retirement benefit liability..........................                           18,711
Other long-term liabilities................................         (160)              3,905
                                                             ------------        ------------
                                                                (319,597)            661,580
                                                             ------------       ------------

Redeemable convertible preferred stock.....................                           24,000
Guaranteed Employees' Stock Ownership Plan obligation......                           (3,947)
Treasury stock, at cost....................................                           (4,294)
                                                             ------------        ------------
                                                                                      15,759

Common stock...............................................     (300,544)             90,375
Common stock warrants......................................                           26,187
Accumulated comprehensive loss.............................       (8,702)            (74,330)
Retained earnings (accumulated deficit)....................      (13,571)            (84,535)
                                                             ------------        ------------
                                                                (322,817)            (42,303)
Less treasury stock, at cost...............................                             (531)
                                                             ------------        ------------
                                                                (322,817)            (42,834)
                                                             ------------        ------------
Total liabilities and shareholders' equity.................  $  (642,414)        $   634,505
                                                             ============        ============

                     Consolidated Condensed Balance Sheet
                            As of February 28, 1999
                            (Amounts In thousands)

                                                                          Guarantor      Nonguarantor                   Consolidated
                                                              Parent     Subsidiaries    Subsidiaries    Eliminations       Total
                                                             --------    ------------    ------------    ------------   ------------
ASSETS
Current assets:
Cash and cash equivalents...............................     $  1,780      $  2,927        $  30,013       $              $ 34,720
Accounts receivables, net...............................       60,175        60,819          106,773         (80,821)      146,946
Inventories, net........................................       16,452        15,383           80,716            (116)      112,435
Other current assets....................................        1,562         1,478           18,092                        21,132
                                                             --------      --------        ---------       ---------      --------
Total current assets....................................       79,969        80,607          235,594         (80,937)      315,233
Investments in subsidiaries.............................      110,351       142,584            3,250        (256,185)
Property, plant, and equipment, net.....................       23,734        11,035           41,105                        75,874
Goodwill, net...........................................       16,451        92,029          192,009                       300,489
Other non-current assets and deferred charges, net......      107,974       254,840            5,628        (335,132)       33,310
                                                             --------      --------        ---------       ---------      --------
Total assets............................................     $338,479      $581,095        $ 477,586       $(672,254)     $724,906
                                                             ========      ========        =========       =========      ========

LIABILITIES AND SHAREHOLDERS EQUITY
Current maturities of long-term debt....................     $             $               $   1,911       $              $  1,911
Notes payable to banks..................................                                         383                           383
Cash overdrafts.........................................                        238           14,774                        15,012
Accounts payable........................................       40,878        39,157           78,676         (83,803)       74,908
Accrued expenses........................................       17,892        42,598           73,661                       134,151
                                                             --------      --------        ---------       ---------      --------
Total current liabilities...............................       58,770        81,993          169,405         (83,803)      226,365
Notes payable, bank credit agreement....................      134,635        50,511                                        185,146
Senior subordinated notes...............................                    205,690                                        205,690
Junior subordinated Payment In Kind note................       41,200                                                       41,200
Other long-term debt, less current maturities...........        6,000                        316,618        (319,048)        3,570
Guaranteed Employees' Stock Ownership Plan obligation...        6,347                                                        6,347
Post-retirement benefit liability.......................       14,799                                                       14,799
Minimum pension liability...............................        3,135                                                        3,135
Other long-term liabilities.............................          476          (217)           6,979             (97)        7,141
                                                             --------      --------        ---------       ---------      --------
                                                              265,362       337,977          493,002        (402,948)      693,393
                                                             --------      --------        ---------       ---------      --------

Redeemable convertible preferred stock..................       24,000                                                       24,000
Guaranteed Employees' Stock Ownership Plan obligation...       (6,347)                                                      (6,347)
Treasury stock, at cost.................................       (4,712)                                                      (4,712)
                                                             --------      --------        ---------       ---------      --------
                                                               12,941                                                       12,941

Common stock............................................       90,353       238,170           14,958        (253,127)       90,354
Common stock warrants...................................       20,000                                                       20,000
Minimum pension liability...............................       (3,135)                                                      (3,135)
Accumulated comprehensive loss..........................       (8,520)       (7,638)         (14,713)        (16,985)      (47,856)
Retained earnings (accumulated deficit).................      (37,827)       12,586          (15,661)            806       (40,096)
                                                             --------      --------        ---------       ---------      --------
                                                               60,871       243,118          (15,416)       (269,306)       19,267
Less treasury stock, at cost............................         (695)                                                        (695)
                                                             --------      --------        ---------       ---------      --------
                                                               60,176       243,118          (15,416)       (269,306)       18,572
                                                             --------      --------        ---------       ---------      --------
Total liabilities and shareholders' equity..............     $338,479      $581,095        $ 477,586       $(672,254)     $724,906
                                                             ========      ========        =========       =========      ========

                Consolidated Condensed Statement of Cash Flows

                                                                              For the period ended February 29, 2000
                                                                   -------------------------------------------------------------
                                                                           Guarantor    Nonguarantor                Consolidated
                                                                   Parent  Subsidiaries  Subsidiaries  Eliminations    Total
                                                                   -------------------------------------------------------------
Cash flows from operating activities:
        Net cash provided from (used in).........................  -------------------------------------------------------------
          operations.............................................    (6,724)     1,245          8,354      (10,921)       (8,046)
                                                                   -------------------------------------------------------------

Cash flows from investing activities:
        Plant and equipment additions/transfers..................      (599)      (106)          (656)                    (1,361)
        Proceeds from the sale/tranfers of property
          and equipment..........................................      (313)                      393                         80
        Investments in and advances to
          subsidiaries, net......................................      (532)    (5,482)        (6,080)      10,921        (1,173)
        Net cash provided from (used in) investing...............  -------------------------------------------------------------
          activities.............................................    (1,444)    (5,588)        (6,343)      10,921        (2,454)
                                                                   -------------------------------------------------------------

Cash flows from financing activities:
        Decrease in other debt...................................     2,851      3,139            (49)                     5,941
        Increase in cash overdraft...............................                 (515)         1,745                      1,230
        Deferred debt issuance costs.............................      (521)                                                (521)
        Other....................................................       (84)                                                 (84)
        Preferred stock dividends................................      (388)                                                (388)
                                                                   -------------------------------------------------------------
        Net cash provided from financing activities..............     1,858      2,624          1,696            0         6,178
                                                                   -------------------------------------------------------------
                                                                   -------------------------------------------------------------
        Effect of translation adjustments on cash................     6,712        750         (4,327)           0         3,135
                                                                   -------------------------------------------------------------

        Increase (decrease) in cash..............................       402       (969)          (620)           0        (1,187)
        Beginning of year........................................     1,657      2,705         10,075                     14,437
                                                                   -------------------------------------------------------------
        End of period............................................     2,059      1,736          9,455            0        13,250
                                                                   =============================================================

                Consolidated Condensed Statement of Cash Flows

                                                                  For the three months ended February 28, 1999
                                                        -----------------------------------------------------------------
                                                                    Guarantor    Nonguarantor                Consolidated
                                                          Parent   Subsidiaries  Subsidiaries  Eliminations      Total
                                                        -----------------------------------------------------------------
Cash flows from operating activities:
  Net cash provided from (used in)                      -----------------------------------------------------------------
    operations........................................    (6,204)      2,914        (4,734)        6,716        (1,308)
                                                        -----------------------------------------------------------------

Cash flows from investing activities:
  Plant and equipment additions/transfers.............    (2,521)       (746)       (1,729)                     (4,996)
  Investments in and advances to
    subsidiaries, net.................................     6,716           0             0        (6,716)            0
  Net cash provided from (used in) investing            -----------------------------------------------------------------
    activities........................................     4,195        (746)       (1,729)       (6,716)       (4,996)
                                                        -----------------------------------------------------------------

Cash flows from financing activities:
  Redemption of senior notes..........................  (170,000)                                             (170,000)
  Proceeds from 11.375% senior subordinated notes.....   209,647                                               209,647
  Redemption of senior notes..........................   (22,500)                                              (22,500)
  Increase in notes payable, banks....................     2,360         (26)         (278)                      2,056
  Increase in cash overdraft..........................                   217           246                         463
  Deferred debt issuance costs........................    (6,084)                                               (6,084)
  Premiums paid on debt extinguishment................      (555)                                                 (555)
  Other...............................................       677                                                   677
  Preferred stock dividends...........................      (374)                                                 (374)
                                                        -----------------------------------------------------------------
  Net cash provided from financing activities.........    13,171         191           (32)            0        13,330
                                                        -----------------------------------------------------------------
                                                        -----------------------------------------------------------------
  Effect of translation adjustments on cash...........   (10,231)     (4,813)       15,937             0           893
                                                        -----------------------------------------------------------------

  Increase (decrease) in cash.........................       931      (2,454)        9,442             0         7,919
  Beginning of year...................................       849       5,381        20,571                      26,801
                                                        -----------------------------------------------------------------
  End of period.......................................     1,780       2,927        30,013             0        34,720
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

Results of Operations

Consolidated sales for the three month period ended February 29, 2000 were $132.4 million compared to $166.2 million for the 1999 three month period. Sales for North America decreased 10.4% for the three month period from $56.3 million in 1999 to $50.5 million in 2000. European sales decreased 26.3% from $105.6 million in 1999 to $77.8 million in the three month period ended February 29, 2000. African sales decreased 4.0% from $4.3 million in 1999 to $4.1 million in the 2000 three month period. Sales for the quarter were adversely affected by exchange rates, especially the weakness of the EURO, less POS sales attributable to Y2K purchases last year, and industry declines in the distributor and commercial channels of distribution.


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

Depreciation and amortization expense for the three month period ended February 29, 2000 was $6.1 million compared to $6.9 million in the comparable 1999 period. This expense decreased due to the increasing age of the Company's fixed assets and the harmonization of depreciation policies between subsidiaries.

Foreign currency gain for the three month period ended February 29, 2000 was $0.2 million compared to loss $1.4 million in the comparable 1999 period. Foreign currency gain was caused by fluctuation in the EURO and other foreign currency exchange rates with respect to the dollar. The Company adjusted, on a monthly basis, current obligations payable in foreign currencies, including, but not limited to, interest owed on 75,000,000 EURO demoninated notes.

Income taxes for the three month period ended February 29, 2000 were a benefit of $0.1 million compared to a benefit of $0.4 million in the comparable 1999 period. These amounts are due to income tax refunds available in foreign subsidiaries because of legal structural changes and the availability of net operating loss carry-forwards to offset pretax book earnings.

As a result of the above mentioned items, net loss, including preferred stock dividends, was $20.9 million or $1.65 per diluted common share for the three months ended February 29, 2000 compared to a loss, including preferred stock dividends, before extraordinary loss of $14.6 million or $1.15 per diluted common share for the same period in 1999. Loss from extraordinary loss on debt extinguishment was $6.2 million or $0.49 per diluted common share for the three months ended February 28, 1999. Net loss for the three months ended February 29, 2000, including preferred stock dividends, was $20.9 million or $1.65 per diluted common share compared to a net loss of $20.8 million or $1.64 per diluted common share for the comparable 1999 period.

Liquidity and Capital Resources

Cash used in operations for the three month period ended February 29, 2000 was $8.0 million versus $1.3 million in the comparable period of 1999. During the first quarter of 2000 the Company collected $44.3 million in customer receivables. The Company used the funds to pay down accounts payable by $16.1 million. The Company also reduced its accrued expenses by $14.3 million and used the remainder for general corporate purposes.

Cash used in investing activities for the three month period ended February 29, 2000 was $2.5 million compared to a cash usage of $5.0 million in the comparable 1999 period. The cash usage in both periods is primarily attributable to capital spending at maintenance levels.

Cash provided from financing activities for the three month period ended February 29, 2000 was $6.2 million compared to cash provided in the comparable 1999 period of $13.3 million. The cash provided in the 2000 period is attributable to increased borrowings from the Company's revolving credit facility.

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


                                 TOKHEIM CORPORATION

Date: April 19, 2000             /s/ Douglas K. Pinner
                                 ---------------------
                                 Chairman, President and Chief Executive Officer



Date: April 19, 2000             /s/ John A. Negovetich
                                 ----------------------
                                 Executive Vice-President, Finance and
                                 Administration and Chief Financial Officer

Exhibit Index

Exhibit
  No.     Document
-------   --------
 11.1     Statement re computation of per share earnings.
 27.1     Financial Data Schedule