Form 10-Q
period 2000-05-31
TOKHEIM CORP
filed 2000-08-01
CIK 98559

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 Form 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2000

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

     Yes (X)        No

As of May 31, 2000, 12,698,593 shares of voting common stock were outstanding.

The exhibit index is located on page 18








TOKHEIM CORPORATION AND SUBSIDIARIES

======================================================================================================
                                                                            Unaudited
Consolidated Condensed Statement of Earnings                   ---------------------------------------
(Amounts in thousands except amounts per share)                Three Months Ended    Six Months Ended
                                                                      May 31,              May 31,
                                                                2000        1999       2000      1999
                                                               ---------------------------------------

Net sales...................................................  $ 134,837   $ 177,010   $ 267,249  $ 343,204

Cost of sales, exclusive of items listed below..............    105,851     131,775     210,214    265,071
Selling, general, and administrative expenses...............     24,456      27,939      50,176     53,706
Depreciation and amortization...............................      6,510       6,068      12,584     12,960
Merger and acquisition costs and other unusual items........      2,723       3,700       5,448      4,823
                                                              ----------  ---------   ---------  ---------
   Operating profit (loss)..................................     (4,703)      7,528     (11,173)     6,644
                                                              ----------  ---------   ---------  ---------

Interest expense, net.......................................     14,875      12,358      29,522     24,665
Foreign currency  (gain) loss ..............................        (28)      1,417        (197)     2,855
Minority interest in subsidiaries...........................         51          (5)         49         89
Other income, net ..........................................       (718)     (1,155)     (1,008)    (1,309)
                                                              ----------  ----------  ---------- ----------

Loss before income taxes and extraordinary loss.............    (18,883)     (5,087)    (39,539)   (19,656)
Income tax benefit..........................................     (1,532)        (89)     (1,683)      (482)
                                                              ----------  ----------  ----------  ---------

Loss before extraordinary loss..............................    (17,351)     (4,998)    (37,856)   (19,174)
Extraordinary loss on debt extinguishment...................         --          --         --       6,249
                                                              ----------  ----------  ----------  --------
Net  loss....................................................   (17,351)     (4,998)    (37,856)   (25,423)
Preferred stock dividends ($1.94 per share).................        381         374         768        747
                                                              ---------   ----------  ----------  --------
Loss applicable to common stock.............................  $ (17,732)  $  (5,372)  $ (38,624)  $(26,170)
                                                              ==========  ==========  ==========  =========

Loss per common share:
   Basic
     Before extraordinary loss..............................  $   (1.40)  $   (0.42)  $   (3.05)  $  (1.57)
     Extraordinary loss on debt extinguishment..............         --          --          --      (0.50)
                                                              ----------  ----------  ----------  ---------
     Net loss...............................................  $   (1.40)  $   (0.42)  $   (3.05)  $  (2.07)
                                                              ==========  ==========  ==========  =========
     Weighted average shares outstanding....................     12,669      12,669      12,669     12,666
                                                              ==========  ==========  ==========  =========

   Diluted
     Before extraordinary loss..............................  $   (1.40)  $   (0.42)  $   (3.05)  $  (1.57)
     Extraordinary loss on debt extinguishment..............         --          --          --      (0.50)
                                                              ----------  ----------  ----------  ---------
     Net loss...............................................  $   (1.40)  $   (0.42)  $   (3.05)  $  (2.07)
                                                              =========== ==========  ==========  =========
     Weighted average shares outstanding....................     12,669      12,669      12,669     12,666
                                                              =========== ==========  ==========  =========




TOKHEIM CORPORATION AND SUBSIDIARIES

==========================================================================================================

Consolidated Condensed Balance Sheet                                Unaudited                Audited
(Amounts In thousands)                                              ---------                -------
                                                                     May 31,               November 30,
                                                                      2000                    1999
                                                                    --------------------------------------

ASSETS
Current assets:
Cash and cash equivalents...................................       $    20,719             $  14,437
Accounts receivable, net....................................           116,856               168,565
Inventories:
   Raw materials, service parts,  and supplies..............            62,716                68,122
   Work in process..........................................            14,145                16,389
   Finished goods...........................................             8,076                 9,017
                                                                   -----------             ---------
                                                                        84,937                93,528

Other current assets........................................            15,318                12,598
                                                                   -----------             -----------
Total current assets........................................           237,830               289,128


Property, plant, and equipment, net.........................            67,909                71,976
Other tangible assets.......................................             2,068                 2,328
Intangible assets, net......................................           290,333               308,552
Other non-current assets, net...............................            16,849                18,818
                                                                   -----------             -----------
Total assets................................................       $   614,989             $ 690,802
                                                                   ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current maturities of long-term debt........................            10,727                10,731
Notes payable, bank credit agreement........................               --                215,414
Senior subordinated notes...................................               --                193,337
Junior subordinated payment in kind notes...................               --                 47,762
Guaranteed Employees' Stock Ownership Plan obligation.......               --                  2,956
Cash overdrafts.............................................            14,464                12,321
Accounts payable............................................            66,308                84,511
Accrued expenses............................................            91,072               111,507
                                                                   -----------             -----------
Total current liabilities...................................           642,040               219,070

Notes payable, bank credit agreement........................               --                204,284
Senior subordinated notes...................................               --                198,681
Junior subordinated payment in kind notes...................               --                 45,020
Other long-term debt, less current maturities...............             2,866                 3,168
Guaranteed Employees' Stock Ownership Plan obligation.......               --                  4,351
Post-retirement benefit liability...........................            18,651                18,693
Other long-term liabilities.................................               953                 4,926
                                                                   -----------             -----------
                                                                       664,510               698,193
                                                                   -----------             -----------

Redeemable convertible preferred stock......................            24,000                24,000
Guaranteed Employees' Stock Ownership Plan obligation.......            (2,956)               (4,351)
Treasury stock, at cost.....................................            (4,366)               (4,210)
                                                                   -----------             -----------
                                                                        16,678                15,439
                                                                   -----------             -----------

Common stock................................................            90,375                90,375
Common stock warrants.......................................            26,187                20,000
Accumulated comprehensive loss..............................           (80,009)              (69,077)
Accumulated deficit.........................................          (102,221)              (63,597)
                                                                   -----------             -----------
                                                                       (65,668)              (22,299)
Less treasury stock, at cost................................              (531)                 (531)
                                                                   -----------             -----------
                                                                       (66,199)              (22,830)
                                                                   -----------             -----------
Total liabilities and shareholders' equity (deficit)........       $   614,989             $ 690,802
                                                                   ===========             ===========






TOKHEIM CORPORATION AND SUBSIDIARIES

==========================================================================================================

Consolidated Condensed                                                           Unaudited
Statement of Cash Flows                                                ------------------------------
(In thousands)                                                               Six Months Ended
                                                                       May 31,                 May 31,
                                                                        2000                    1999
                                                                    ------------             ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................         $  (37,856)             $ (25,423)
Adjustments to reconcile net loss to cash used in
  operating activities:
     Payment in kind interest...............................              2,742                  2,436
     Extraordinary loss on debt extinguishment..............                --                   6,249
     Depreciation and amortization..........................             12,584                 12,960
     Gain on sale of property, plant, and equipment.........                (94)                (1,238)
     Changes in assets and liabilities:
     Accounts receivable, net...............................             43,566                  9,790
     Inventories............................................              4,608                 12,298
     Other current assets...................................             (3,438)                (1,866)
     Accounts payable.......................................            (14,347)                (7,820)
     Accrued expenses.......................................            (17,649)                (6,977)
     Other..................................................               (353)                (4,512)
                                                                    -----------              -----------

Net cash used in operating activities.......................            (10,237)                (4,103)
                                                                    -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant, and equipment........                593                  1,890
Property, plant, and equipment additions....................             (5,090)               (10,994)
                                                                    -----------              -----------

Net cash used in investing activities.......................             (4,497)                (9,104)
                                                                    -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of senior notes..................................                --                 (22,500)
Proceeds from  11.375% senior subordinated notes............                --                 209,647
Redemption of senior subordinated notes.....................                --                (170,000)
Increase in other debt......................................                147                  1,091
Increase (decrease) in notes payable, banks.................             16,490                   (500)
Increase (decrease) in cash overdraft.......................              2,976                   (583)
Deferred debt issuance costs................................               (177)                (7,613)
Premiums paid on debt extinguishment........................                --                    (555)
Other.......................................................               (156)                 1,050
Preferred stock dividends...................................               (768)                  (747)
                                                                    -----------              -----------

Net cash provided from financing activities.................             18,512                  9,290
                                                                    -----------              -----------

EFFECT OF TRANSLATION ADJUSTMENT ON CASH....................              2,504                 (3,778)
                                                                   ------------              -----------
Increase (decrease) in cash.................................              6,282                 (7,695)

CASH AND CASH EQUIVALENTS:
Beginning of year...........................................             14,437                 26,801
                                                                    -----------              -----------
End of period...............................................       $     20,719              $  19,106
                                                                   ===========               ===========





Notes to the Consolidated Condensed Financial Statements

The interim financial statements are unaudited and reflect all adjustments (consisting solely of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the financial statements of the interim periods presented. This report includes information in a condensed format and should be read in conjunction with the audited consolidated financial statements included in Tokheim Corporation's (the "Company") Annual Report to Shareholders filed on form 10-K for the year ended November 30, 1999. The results of operations for the three and six months ended May 31, 2000 are not necessarily indicative of the results to be expected for the full year or any other interim period.


New Accounting Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and is effective for the year ending November 30, 2001. SFAS No. 133 establishes a new model for accounting for derivatives in the balance sheet as either assets or liabilities and measures them at fair value. Certain disclosures concerning the designation and assessment of hedging relationships are also required. Additionally, the Securities and Exchange Commission ("SEC") has issued Staff Accounting Bulletin No. 101, "Revenue Recognition", that deals with principles of revenue recognition. Management has not yet determined the impact of this bulletin on the Company's consolidated financial statements.

Segment Reporting

For the three and six month periods ended May 31, 2000 and 1999, respectively, the Company had only one reportable industry segment-the design, manufacture and servicing of petroleum dispensing systems. The Company has three reportable operating segments: North America; Europe; and Africa. The accounting policies of these segments are the same as described in the summary of significant accounting policies in the Company's form 10-K for the year ended November 30, 1999. The Company evaluates the performance of each operating segment based upon income from operations before merger and acquisition costs and other unusual items. The Company's selling, general, and administrative expenses are charged to each segment based upon the operating segment where the costs are incurred. Segment results for the three and six month periods ended May 31, 2000 and 1999 are summarized in the table below.

For the three month period ended May 31,:


2000
                                                  North          Europe        Africa     Eliminations    Consolidated
                                                 America*

Customer sales..............................     $ 50,343        $ 80,206     $ 4,288      $       0       $ 134,837
Intercompany sales..........................        1,395             773           0         (2,168)              0
Depreciation and amortization...............        2,799           3,621          90              0           6,510
Operating profit (loss), before merger &
  acquisition costs and other
  unusual items.............................       (5,076)          3,443        (312)           (35)         (1,980)
Total assets................................     $607,268        $353,160     $12,070      $(357,509)      $ 614,989

1999

Customer sales..............................     $ 68,933        $102,297     $ 5,780      $       0       $ 177,010
Intercompany sales..........................          859           1,220         118         (2,197)              0
Depreciation and amortization...............        2,257           3,730          81              0           6,068
Operating profit, before merger &
  acquisition costs and other
  unusual items.............................        4,385           6,461         308             74          11,228
Total assets................................     $610,106        $430,968     $14,963      $(357,387)      $ 698,650




For the six month period ended May 31;


2000
                                                   North         Europe        Africa      Eliminations     Consolidated
                                                  America*

Customer sales..............................     $100,805       $157,982       $ 8,462     $       0        $ 267,249
Intercompany sales..........................        2,148          1,718             0        (3,866)               0
Depreciation and amortization...............        5,557          6,871           156             0           12,584
Operating profit (loss), before merger &
  acquisition costs and other
  unusual items.............................      (10,667)         5,073           (33)          (98)          (5,725)
Total assets................................     $607,268       $353,160       $12,070     $(357,509)       $ 614,989

1999

Customer sales..............................     $125,226       $207,848       $10,130     $       0        $ 343,204
Intercompany sales..........................        1,670          2,052           121        (3,843)               0
Depreciation and amortization...............        4,634          8,170           156             0           12,960
Operating profit, before merger &
  acquisition costs and other
  unusual items.............................        2,341          8,911           187            28           11,467
Total assets................................     $610,106       $430,968       $14,963     $(357,387)       $ 698,650

* Includes corporate expenses.


Reconciliation from segment reporting to consolidated condensed statement of earnings:


                                             Three months ended     Six months ended
                                                  May 31,                May 31,
                                               2000      1999        2000       1999
                                             ------------------     -----------------

Segment operating profit (loss).........     $ (1,980)  $ 11,228    $ (5,725)  $ 11,467
Merger and acquisition costs and other
  unusual items.........................       (2,723)    (3,700)     (5,448)  $ (4,823)
                                             --------------------   --------------------
  Operating profit (loss)...............     $ (4,703)  $  7,528    $(11,173)  $  6,644
                                             ====================   ====================


Comprehensive Loss

The table below summarizes comprehensive loss for the three and six month periods ended May 31, 2000 and 1999.


                                                             Three months         Six months
                                                               ended                ended
                                                               May 31,              May 31,
                                                           2000       1999       2000       1999
                                                       ---------------------   --------------------
Net loss....................................            $ (17,351)   $ (4,998) $ (37,856) $ (25,423)
Other comprehensive loss:
Minimum pension liability adjustment........                           (3,135)               (3,135)
Foreign currency translation adjustments....               (5,679)     (9,865)   (10,933)   (35,189)
                                                        ----------   --------- ----------  ---------
Comprehensive loss..........................            $ (23,030)   $(17,998)   (48,789)   (63,747)
                                                        ==========   ========= ==========  =========



Bank Credit Agreement

On December 22, 1999, the Company amended its bank credit agreement. Among the items amended were the removal of the requirement to obtain $50.0 million through the issuance of equity type securities and the provision for the mandatory reduction of the term loan by $50.0 million. Other terms of the bank credit agreement that were amended include the addition of $5.7 million to the borrowing availability under the working capital facility; changes to the consolidated net worth covenant; changes to the leverage and senior leverage ratio covenants; changes to the minimum EBITDA covenant; the addition of a clean down or availability covenant on the working capital facility; and an acceleration of the termination date of the bank credit agreement from September 24, 2004 to September 30, 2003.

In consideration for the amendment to the bank credit agreement, the Company paid certain fees and expenses to the bank group including warrants to purchase 16.5% of the outstanding common stock of the Company at a purchase price of $3.95 per share. The warrants are exercisable for an aggregate of 2,097,427 shares. The Company has the right, subject to the terms and conditions of the bank credit agreement, to purchase 100% of the warrants upon termination of the bank credit agreement or 50% by meeting specified de-leveraging conditions at various discount rates.

The term loan under the amended bank credit agreement calls for equal quarterly principal payments aggregating $7.3 million in 2000; $9.8 million in 2001; and $12.2 million in 2002. The principal payments in 2003 include equal quarterly payments in the first three quarters of $3.7 million each with the remainder due at maturity on September 30, 2003.

The bank credit agreement requires the Company to meet certain consolidated financial tests, including minimum level of consolidated net worth, minimum level of EBITDA (as defined in the Bank credit agreement), minimum level of consolidated interest coverage, maximum consolidated leverage ratio and senior leverage ratio and minimum consolidated fixed charge coverage ratio. The bank credit agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, investments, mergers and consolidations, prepayments of certain other indebtedness, amendments to certain other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The bank credit agreement requires the Company to maintain specified financial ratios and satisfy certain financial tests. During the year ended November 30, 1999 and in December 1999, the Company was required to enter into three amendments to the bank credit agreement to avoid the occurrence of events of default relating to certain financial ratios and tests.

At May 31, 2000, the Company was in violation of several of its financial covenants under the bank credit agreement, including covenants relating to the senior leverage ratio, total leverage ratio, interest expense coverage ratio, fixed charge coverage ratio, minimum EBITDA and the clean down or availability covenant on the working capital facility. Additionally, the Company was in violation of its June 30, 2000, and July 31, 2000, clean down or availability covenant on the working capital facility. The Company has received waivers from its senior lenders for these violations which expire on August 16, 2000. Management believes that the Company will be unable to meet such financial ratios and tests in the foreseeable future. If the waivers are not extended, or if amendments to the bank credit agreement are not obtained, the Company will be in default under its bank credit agreement on August 17, 2000. In the event of default, the lenders could elect to declare all amounts borrowed under the bank credit agreement to be due and payable, which election would also result in a default under the indentures because of certain cross-default provisions in the indentures. As a result, the Company has classified all of its long term borrowings as current. In addition, management believes that the Company will have insufficient liquidity with which to make the Senior Subordinated
Note interest payment due August 1, 2000.

As a result of the foregoing, among other reasons, the Company has determined that the best alternative for recapitalizing the Company over the long-term and maximizing the recovery of creditors and senior equity interest holders of the Company is through a prepackaged plan of reorganization for the Company and its U.S. subsidiaries pursuant to Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). Toward that end, during the second and third quarters of 2000, the Company has engaged in negotiations with representatives of the Company's senior lenders and an informal committee (the "Committee") of holders of its Notes regarding the terms of the plan of reorganization. On July 25, 2000, those negotiations resulted in agreements in principle (the "Agreement") with both groups on the terms of a plan of reorganization (the "Plan") which sets forth the terms of a restructuring of the debt outstanding under the Company's bank credit agreement and the Notes.

In summary, the Plan, if accepted by certain classes of creditors whose votes will be solicited and, if confirmed by a bankruptcy court, would provide, among other things, that: (i) the existing bank credit agreement will be restructured to comprise a 5 year senior term facility of $140 million, and a 5 year trust debt facility of $100 million on which trust debt interest will be accrued but not paid until at least December 31, 2002; (ii) the Company's bank group will provide, in addition to the $240 million facilities detailed above, a debtor-in-possession facility of $50 million, which will be converted into a revolving facility upon the Company's emergence from the reorganization and will receive nominal price warrants for 10% of the equity of the Company; (iii) the holders of the Notes will receive 90% of the equity of the Company, subject to dilution for warrants to be issued to existing shareholders and management options, upon exchange of their Notes; (iv) the Company's employees' rights to receive cash redemption of preferred stock held by the Company's Employee Stock Option Plan will be preserved, and; (v) existing common stock will be cancelled and existing holders of common stock will receive "out of the money" warrants. The Company will continue to pay its employees and unsecured trade creditors in the normal course of business. The restructuring plan will include continuing payment of these obligations during the restructuring period.

The Company is currently preparing documentation to reflect the terms of the Plan and to solicit acceptances of the Plan from the senior lenders and holders of Notes. The Company expects to be in a position to commence such solicitation shortly and anticipates that such solicitation will be conducted over a period of approximately one month. Immediately following the completion of the solicitation, assuming the requisite acceptances by certain classes of creditors are obtained, the Company and its U.S. subsidiaries expect to commence cases under Chapter 11 of the Bankruptcy Code. Upon such commencement, the Company intends to ask the bankruptcy court to set a hearing on confirmation of the Plan as expeditiously as possible.

Notwithstanding the foregoing, there can be no assurance that the Company will be in a position to commence the Chapter 11 proceedings as expeditiously as contemplated; that requisite acceptances of the Plan will be obtained; that the terms of the Plan will not change; that the bankruptcy court, if and when Chapter 11 proceedings are commenced, will confirm the Plan (whether or not requisite acceptances are obtained) within the anticipated time frame or at all; or that the Plan will be consummated (even if it is confirmed). Furthermore, even if the Company is successful in implementing the Plan or any of its other strategic alternatives and initiatives, no assurance can be given as to the effect of any such success on the Company's results of operations or financial condition.

In connection with the Company's restructuring efforts, the Company has decided not to make the August 1, 2000 interest payments on its Notes. Following a 30 day grace period, the continued deferral of the interest payments on the Notes will constitute a default pursuant to the respective indentures under which the securities were issued and will also constitute a default under the Company's existing bank credit facility. Additionally, the Company is currently operating under a waiver of certain financial covenant defaults and other defaults with respect to its bank credit facility, which waiver expires on August 16, 2000, and is in discussions with the lenders party to the bank credit facility concerning an extension of such waiver.


The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the proposed reorganization proceedings, or any other action that the Company may be required to take, the Company may have to sell or otherwise dispose of assets and liquidate or settle liabilities for amounts different than those reflected in the financial statements. Further, a plan of reorganization approved by the bankruptcy court could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to all adjustments to the carrying value of assets, or amounts and reclassification of liabilities that might be necessary as a consequence of these proposed reorganization proceedings or any other actions that the Company may be required to take. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of the plan of reorganization, success of future operations and the ability to generate sufficient cash flows from operations and financial sources to meet obligations.

Restructuring Charges

Included in accrued liabilities are certain costs the Company will incur to effect an integration and rationalization plan for the RPS Division's operations. These costs represent involuntary termination and other closure costs in connection with closing redundant manufacturing and service operations. These accrued costs do not include costs associated with consolidation of previously existing Tokheim subsidiaries, which will be expensed as incurred or separately accrued once all criteria for accrual are met, nor do these costs benefit future periods. The Company expects the integration and rationalization plan to be substantially completed by the end of fiscal year 2000. The table below summarizes the accrued liability activity by major category and initiative for the three and six month periods ended May 31, 2000.



                                                         Charges                 Charges
                                           November 30,   to       February 29,    to      May 31,
                                             1999        Accrual      2000       Accrual    2000

Involuntary termination benefits...........$8,006      $(1,029)     $6,977     $  (965)   $6,012
Facility closure and other closure costs...   211          (41)        170        (117)       53
Lease and contract termination fees........   381         (141)        240         (47)      193
                                           ------       -------     ------     -------    ------
Total accrued integration and
  rationalization costs....................$8,598       $(1,211)    $7,387     $(1,129)   $6,258
                                           ======       =======     ======     =======    ======


During 1999, as a result of the continuing integration and rationalization of the RPS Division with other business units, the Company accrued approximately $2.7 million as a charge to operations to establish an accrual for involuntary termination benefits and related costs for approximately 69 employees that served in primarily service and administration roles at various service facilities in France. This amount also included amounts for lease termination and other exit costs and was added to an amount of $0.3 million that remained accrued at November 30, 1999 for pension payments due to retirees who formerly worked at the Company's Glenrothes, Scotland facility.

The table below summarizes the accrued liability activity by major category and initiative for the three and six month periods ended May 31, 2000.


                                                       Charges               Charges
                                          November 30,    to    February 29,    to     May 31,
                                             1999      Accrual     2000       Accrual   2000

Involuntary termination benefits...........$2,442      $(164)     $2,278      $ (732)  $1,546
Facility closure and other closure costs...   460        (37)        423          (5)     418
Lease and contract termination fees........   138        (25)        113         (88)      25
                                           ------      -----      ------      ------   ------
Total accrued integration and
  rationalization costs....................$3,040      $(226)     $2,814      $ (825)  $1,989
                                           ======      =====      ======      ======   ======

Guarantor and Nonguarantor Financial Statements

In connection with the RPS Division acquisition and as part of the subsequent financing, the Company issued $123.0 million of 11.375% U.S. dollar denominated senior subordinated notes and 75.0 million of 11.375% Euro denominated senior subordinated notes. The senior subordinated notes are general unsecured obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, and guaranteed on a full, unconditional, joint and several basis by the Company's wholly owned domestic subsidiaries.

The following unaudited condensed consolidating financial information presents:

1) Condensed consolidating financial statements as of May 31, 2000, and November 30, 1999 and for the three and six month periods ended May 31, 2000 and May 31, 1999, of (a) Tokheim Corporation, the parent; (b) the guarantor subsidiaries; (c) the nonguarantor subsidiaries; and (d) the Company on a consolidated basis.

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


                                               Consolidated Condensed Statement of Earnings
                                                 For the three months ended May 31, 2000
                                                        (Amounts in thousands)
                                                                          Guarantor     Nonguarantor                 Consolidated
                                                             Parent     Subsidiaries    Subsidiaries   Eliminations     Total
                                                          -----------   ------------    ------------   ------------  ------------

Net sales.................................................. $  39,342    $  12,706      $  86,809      $   (4,020)    $  134,837
Cost of sales, exclusive of items listed below.............    31,428        8,906         69,537          (4,020)       105,851
Selling, general, and administrative expenses..............     6,934        6,945         10,577                         24,456
Depreciation and amortization..............................     2,152          634          3,724                          6,510
Merger and acquisition costs and other unusual items.......       149        1,744            830                          2,723
                                                            ----------   ---------      ----------     -----------    ----------
Operating profit (loss)....................................    (1,321)      (5,523)         2,141                         (4,703)
Interest (income) expense, net.............................    23,344      (15,470)         7,001                         14,875
Foreign currency (gain) loss...............................       (61)        (351)           384                            (28)
Equity in (earnings) loss of consolidated subsidiaries.....    (3,455)                                      3,455
Minority Interest..........................................                                    51                             51
Other (income) expense, net ...............................    (2,155)       6,654         (5,217)                          (718)
                                                            ----------   ----------     -----------    ------------   ------------
Earnings (loss) before income taxes........................   (26,097)       3,644            (78)          3,648        (18,883)
Income taxes...............................................    (1,643)          75             36                         (1,532)
                                                            ----------   ----------     -----------    ------------   ------------
Net earnings (loss)........................................ $ (17,351)     $ 3,569       $   (112)     $    3,648     $  (17,351)
                                                            ==========   ==========     ============   ============   ===========

                                               Consolidated Condensed Statement of Earnings
                                                 For the three months ended May 31, 1999
                                                        (Amounts in thousands)
                                                                         Guarantor      Nonguarantor                 Consolidated
                                                             Parent     Subsidiaries    Subsidiaries   Eliminations      Total
                                                            ---------   ------------    ------------   ------------   ------------

Net sales.................................................. $  47,606     $  24,657      $ 110,776     $  (6,029)     $  177,010
Cost of sales, exclusive of items listed below.............    33,470        17,473         86,861        (6,029)        131,775
Selling, general, and administrative expenses..............     6,974         7,605         13,360                        27,939
Depreciation and amortization..............................       681         1,564          3,823                         6,068
Merger and acquisition costs and other unusual items.......       887                        2,813                         3,700
                                                            ----------    ---------      ----------    -----------    ----------
Operating profit (loss)....................................     5,594        (1,985)         3,919                         7,528
Interest (income) expense, net.............................     2,586           (85)         9,857                        12,358
Foreign currency gain......................................       122         4,468         (3,173)                        1,417
Equity in (earnings) loss of consolidated subsidiaries.....    10,480                                    (10,480)
Minority Interest..........................................                                     (5)                           (5)
Other (income) expense, net ...............................    (2,613)        7,426         (5,968)                       (1,155)
                                                            ----------    ----------     -----------   -----------   ------------
Earnings (loss) before income taxes........................    (4,981       (13,794)         3,208        10,480          (5,087)
Income taxes...............................................        17           142           (248)                          (89)
                                                            -----------   ----------     ------------  ------------  ------------
Net earnings (loss)........................................ $  (4,998)    $ (13,936)     $   3,456     $    10,480    $   (4,998)
                                                            ===========   ==========     ============  ============  ============


                                               Consolidated Condensed Statement of Earnings
                                                 For the six months ended May 31, 2000
                                                        (Amounts in thousands)
                                                                          Guarantor    Nonguarantor                  Consolidated
                                                             Parent     Subsidiaries   Subsidiaries   Eliminations      Total
                                                            --------    ------------   ------------   ------------   ------------

Net sales.................................................. $  77,926     $  25,234      $ 170,718      $   (6,629)   $  267,249
Cost of sales, exclusive of items listed below.............    61,780        17,666        137,397          (6,629)      210,214
Selling, general, and administrative expenses..............    14,723        13,877         21,576                        50,176
Depreciation and amortization..............................     4,239         1,292          7,053                        12,584
Merger and acquisition costs and other unusual items.......       363         3,300          1,785                         5,448
                                                            ----------    ----------     ----------     -----------   ----------
Operating profit (loss)....................................    (3,179)      (10,901)         2,907                       (11,173)
Interest (income) expense, net.............................    24,431        (9,123)        14,214                        29,522
Foreign currency gain......................................      (136)         (393)           332                          (197)
Equity in (earnings) loss of consolidated subsidiaries.....    14,569                                      (14,569)
Minority Interest..........................................                                     49                            49
Other (income) expense, net ...............................    (4,293)       13,514        (10,229)                       (1,008)
                                                            ----------   ----------      -----------    ------------   ----------
Earnings (loss) before income taxes........................   (37,750)      (14,899)        (1,459)         14,569       (39,539)
Income taxes...............................................       106        (1,892)           103                        (1,683)
                                                            ----------   ----------      -----------    ------------   ----------
Net earnings (loss)........................................ $ (37,856)    $ (13,007)     $  (1,562)     $   14,569     $ (37,856)
                                                            ==========   ===========     ===========   ============    ==========

                                                 Consolidated Condensed Statement of Earnings
                                                   For the six months ended May 31, 1999
                                                         (Amounts in thousands)
                                                                        Guarantor      Nonguarantor                  Consolidated
                                                             Parent     Subsidiaries   Subsidiaries   Eliminations      Total
                                                           ---------    ------------   ------------   ------------   ------------

Net sales.................................................. $  75,152     $  55,591      $  221,844     $   (9,383)    $ 343,204
Cost of sales, exclusive of items listed below.............    55,805        40,912         177,737         (9,383)      265,071
Selling, general, and administrative expenses..............    12,991        13,712          27,003                       53,706
Depreciation and amortization..............................     1,949         2,660           8,351                       12,960
Merger and acquisition costs and other unusual items.......       887            83           3,853                        4,823
                                                            ----------    ----------     -----------    ------------   ----------
Operating profit (loss)....................................     3,520        (1,776)          4,900                        6,644
Interest (income) expense, net.............................     9,781        (4,477)         19,361                       24,665
Foreign currency  loss (gain)..............................       316         1,138           1,401                        2,855
Equity in (earnings) loss of consolidated subsidiaries.....    10,163                                                    (10,163)
Minority Interest..........................................                                      89                           89
Other (income) expense, net ...............................     2,398       (16,499)         12,792                       (1,309)
                                                            ----------   -----------     -----------    ------------   ----------
Earnings (loss) before income taxes........................   (19,138)       18,062         (28,743)        10,163       (19,656)
Income taxes...............................................        36          (222)           (296)                        (482)
                                                            ----------    ----------     ------------   ------------   ----------
Earnings (loss) before extraordinary item..................   (19,174)       18,284         (28,447)        10,163       (19,174)
Extraordinary loss on debt extinguishment..................     6,249                                                      6,249
                                                            -----------   ----------     ------------   ------------   ----------
Net earnings (loss)........................................ $ (25,423)    $  18,284      $  (28,447)    $   10,163     $  (25,423)
                                                            ===========   ==========     ===========    ============   ==========


                                               Consolidated Condensed Balance Sheet
                                                        As of May 31, 2000
                                                      (Amounts In thousands)

                                                                         Guarantor      Nonguarantor                 Consolidated
                                                             Parent     Subsidiaries    Subsidiaries   Eliminations      Total
                                                             ------     ------------    ------------   ------------  ------------

ASSETS
Current assets:
Cash and cash equivalents..................................  $  1,832     $  11,423      $    7,464     $              $   20,719
Accounts receivables, net..................................    52,570        80,581          91,208         (107,503)     116,856
Inventories, net...........................................    23,831         8,036          53,291             (221)      84,937
Other current assets.......................................     2,135           940          12,243                        15,318
                                                             ---------     --------      -----------    -------------   ----------
Total current assets.......................................    80,368       100,980         164,206         (107,724)     237,830
Investments in subsidiaries................................    71,345        44,541           6,426         (122,312)
Property, plant, and equipment, net.......................     25,800        10,797          31,312                        67,909
Goodwill, net..............................................   116,265        10,045         164,023                       290,333
Other non-current assets and deferred charges, net.........   189,984       257,561           5,007         (433,635)      18,917
                                                             ---------    ---------      ------------   -------------  ----------
Total assets...............................................  $483,762     $ 423,924      $  370,974     $   (663,671)  $  614,989
                                                             =========    =========      ===========    =============  ==========

LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT)
Current maturities of long-term debt.......................  $            $   8,565      $    1,965     $              $   10,530
Notes payable, bank credit agreement.......................    29,817       185,505              92                       215,414
Senior subordinated notes..................................   193,337                                                     193,337
Junior subordinated payment in kind note...................                  47,762                                        47,762
Guaranteed employee stock ownership obligation.............     2,956                                                       2,956
Notes payable to banks.....................................                                     197                           197
Cash overdrafts............................................                                  14,464                        14,464
Accounts payable...........................................    67,992        35,750          70,116         (107,550)      66,308
Accrued expenses...........................................    43,655         9,533          37,884                        91,072
                                                             ---------     --------       ---------      ------------   ---------
Total current liabilities..................................   337,757       287,115         124,718         (107,550)     642,040
Other long-term debt, less current maturities..............     6,000       193,337         237,164         (433,635)       2,866
Post-retirement benefit liability..........................    15,071                         3,580                        18,651
Other long-term liabilities................................       476          (217)            799             (105)         953
                                                            ----------     ---------       ----------    ------------   ---------
                                                              359,304       480,235         366,261         (541,290)     664,510
                                                            ----------     --------        ----------    ------------   ---------

Redeemable convertible preferred stock.....................    24,000                                                      24,000
Guaranteed Employees' Stock Ownership Plan obligation......    (2,956)                                                     (2,956)
Treasury stock, at cost....................................    (4,366)                                                     (4,366)
                                                            -----------    ----------      -----------   ------------   ----------
                                                               16,678                                                      16,678

Common stock...............................................    90,375                        66,484          (66,484)      90,375
Common stock warrants......................................    26,187                                                      26,187
Accumulated comprehensive loss.............................    (8,023)      (11,746)        (17,814)         (42,426)     (80,009)
Accumulated deficit........................................      (228)      (44,565)        (43,957)         (13,471)    (102,221)
                                                             ----------     --------       -----------   ------------   ----------
                                                              108,311       (56,311)          4,713         (122,381)     (65,668)
Less treasury stock, at cost...............................      (531)                                                       (531)
                                                             ----------     --------     -------------   ------------   ----------
                                                              107,780       (56,311)          4,713         (122,381)     (66,199)
                                                             ----------   ----------     -------------   ------------   ----------
Total liabilities and shareholders' equity (deficit).......  $483,762     $ 423,924      $  370,974      $  (663,671)   $ 614,989
                                                             ==========   ==========     ============    ============   ==========


                                               Consolidated Condensed Balance Sheet
                                                      As of November 30, 1999
                                                       (Amounts In thousands)

                                                                         Guarantor    Nonguarantor                   Consolidated
                                                             Parent     Subsidiaries  Subsidiaries    Eliminations       Total
                                                             -------    ------------  ------------    ------------   ------------

ASSETS
Current assets:
Cash and cash equivalents...............................     $  1,657     $  2,705       $ 10,075       $              $ 14,437
Accounts receivables, net...............................       56,905       83,987        132,423        (104,750)       168,565
Inventories, net........................................       27,438       10,087         56,068             (65)        93,528
Other current assets....................................        1,941        1,066          9,591                         12,598
                                                             --------     --------       ---------       ---------      --------
Total current assets....................................       87,941       97,845        208,157        (104,815)       289,128
Investments in subsidiaries.............................       66,312      250,201          6,527        (323,040)
Property, plant, and equipment, net.....................       24,665       11,244         36,067                         71,976
Goodwill, net...........................................       97,673       10,175        181,390                        289,238
Other non-current assets and deferred charges, net......      216,588       75,200          5,549        (256,877)        40,460
                                                             --------     --------       ---------      ----------      --------
Total assets............................................     $493,179     $444,665       $437,690       $(684,732)      $690,802
                                                             ========     ========       =========      ==========      ========

LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT)
Current maturities of long-term debt....................     $            $  7,500       $  2,944       $               $ 10,444
Notes payable to banks..................................                                      287                            287
Cash overdrafts.........................................                       514         11,807                         12,321
Accounts payable........................................       79,968       25,303         83,989        (104,749)        84,511
Accrued expenses........................................       45,619        14,943        50,945                        111,507
                                                             --------      --------      ---------       ---------      --------
Total current liabilities...............................      125,587        48,260       149,972        (104,749)       219,070
Notes payable, bank credit agreement....................       19,599       184,685                                      204,284
Senior subordinated notes...............................      198,681                                                    198,681
Junior subordinated Payment In Kind note................                     45,020                                       45,020
Other long-term debt, less current maturities...........        6,000                     254,895        (257,727)         3,168
Guaranteed Employees' Stock Ownership Plan obligation...        4,351                                                      4,351
Post-retirement benefit liability.......................       14,842                       3,851                         18,693
Other long-term liabilities.............................          476          (216)        4,764             (98)         4,926
                                                             --------      --------       ---------      ---------      --------
                                                              369,536       277,749       413,482        (362,574)       698,193
                                                             --------      --------       ---------      ---------      --------

Redeemable convertible preferred stock..................       24,000                                                      24,000
Guaranteed Employees' Stock Ownership Plan obligation...       (4,351)                                                     (4,351)
Treasury stock, at cost.................................       (4,210)                                                     (4,210)
                                                             ---------      -------       ---------       ---------      ---------
                                                               15,439                                                      15,439

Common stock............................................       90,375       234,966         65,046       (300,012)         90,375
Common stock warrants...................................       20,000                                                      20,000
Accumulated comprehensive loss..........................       (8,023)      (35,360)       (17,013)        (8,681)        (69,077)
Retained earnings (accumulated deficit).................        6,383       (32,690)       (23,825)       (13,465)        (63,597)
                                                             --------      --------       ---------      ---------       ---------
                                                              108,735       166,916         24,208       (322,158)        (22,299)
Less treasury stock, at cost............................         (531)                                                       (531)
                                                             ---------     --------       ---------      ---------       --------
                                                              108,204       166,916         24,208       (322,158)        (22,830)
                                                             --------      --------       ---------     ----------       --------
Total liabilities and shareholders' equity (deficit)....     $493,179      $444,665       $437,690      $(684,732)       $690,802
                                                             ========      ========       =========     ==========       ========


                                           Consolidated Condensed Statement of Cash Flows
                                                       (Amounts in thousands)
                                                               For the six months ended May 31, 2000
                                                        ------------------------------------------------
                                                                          Guarantor      Nonguarantor                 Consolidated
                                                              Parent    Subsidiaries     Subsidiaries   Eliminations      Total
                                                        --------------------------------------------------------------------------

Cash flows from operating activities:
Net cash provided from (used in)                          ------------------------------------------------------------------------
  operating activities.................................... $ (14,063)    $   (4,062)      $   (6,680)     $  14,569     $ (10,237)
                                                          ------------------------------------------------------------------------

Cash flows from investing activities:
Plant and equipment additions/transfers..................     (3,114)          (269)          (1,707)                      (5,090)
Proceeds from the sale/tranfers of property
  and equipment..........................................                                        593                          593
Investments in and advances to
  subsidiaries, net......................................     14,569                         (14,569)
Net cash provided from (used in) investing...............  -----------------------------------------------------------------------
  activities.............................................     11,455           (269)          (1,114)       (14,569)       (4,497)
                                                           -----------------------------------------------------------------------

Cash flows from financing activities:
Increase (decrease) in other debt........................                       973             (826)                         147
Increase in notes payable banks, bank credit agreement...     10,894          5,596                                        16,490
Increase (decrease) in cash overdraft....................                      (515)           3,491                        2,976
Deferred debt issuance costs.............................       (177)                                                        (177)
Other....................................................       (156)                                                        (156)
Preferred stock dividends................................       (768)                                                        (768)
                                                           -----------------------------------------------------------------------
Net cash provided from financing activities..............      9,793          6,054            2,665                       18,512
                                                           -----------------------------------------------------------------------

Effect of translation adjustments on cash................     (7,010)        6,995             2,518                        2,504
                                                           -----------------------------------------------------------------------

Increase (decrease) in cash..............................        175         8,718            (2,611)                       6,282
Beginning of year........................................      1,657         2,705            10,075                       14,437
                                                           -----------------------------------------------------------------------
End of period............................................   $  1,832      $ 11,423         $   7,464                   $   20,719
                                                           =======================================================================


                                      Consolidated Condensed Statement of Cash Flows
                                                  (Amounts in thousands)

                                                                          For the six months ended May 31, 1999
                                                            ----------------------------------------------------------------------
                                                                         Guarantor      Nonguarantor                 Consolidated
                                                             Parent    Subsidiaries    Subsidiaries    Eliminations     Total
                                                            ----------------------------------------------------------------------

Cash flows from operating activities:
  Net cash provided from (used in)                          --------------------------------------------------------------------
    operating activities..............................      $ (8,220)     $ (2,102)       $ (3,944)     $ 10,163      $ (4,103)
                                                            --------------------------------------------------------------------

Cash flows from investing activities:
  Plant and equipment additions/transfers.............        (5,556)       (1,086)         (4,352)                    (10,994)
  Proceeds from the sale of property, plant and
    equipment.........................................         1,890                                                     1,890
  Investments in and advances to
    subsidiaries, net.................................         3,285         6,878                       (10,163)
  Net cash provided from (used in) investing                --------------------------------------------------------------------
    activities........................................          (381)        5,792          (4,352)      (10,163)       (9,104)
                                                            --------------------------------------------------------------------

Cash flows from financing activities:
  Redemption of senior notes..........................       (22,500)                                                  (22,500)
  Proceeds from 11.375% senior subordinated notes.....       209,647                                                   209,647
  Redemption of senior subordinated notes.............      (170,000)                                                 (170,000)
  Increase (decrease)in notes payable, banks..........                                        (500)                       (500)
  Increase (decrease) in cash overdraft...............          (131)           31            (483)                       (583)
  Increase in term debt...............................           641          (151)            601                       1,091
  Deferred debt issuance costs........................        (7,613)                                                   (7,613)
  Premiums paid on debt extinguishment................          (555)                                                     (555)
  Other...............................................         1,050                                                     1,050
  Preferred stock dividends...........................          (747)                                                     (747)
                                                           ---------------------------------------------------------------------
  Net cash provided from (used in) financing activities        9,792          (120)           (382)                      9,290
                                                            --------------------------------------------------------------------

  Effect of translation adjustments on cash...........                      (4,381)            603                      (3,778)
                                                            --------------------------------------------------------------------

  Increase (decrease) in cash.........................         1,191          (811)         (8,075)                     (7,695)
Beginning of year...................................             849         5,381          20,571                      26,801
                                                             -------------------------------------------------------------------
  End of period.......................................      $  2,040       $ 4,570         $12,496                     $19,106
                                                            ====================================================================



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

Results of Operations

Consolidated sales for the three month period ended May 31, 2000 were $134.8 million compared to $177.0 million for the comparable 1999 three month period. Sales for North America decreased 27.0% for the three month period from $68.9 million in 1999 to $50.3 million in 2000. European sales decreased 21.6% from $102.3 million in 1999 to $80.2 million in the three month period ended May 31, 2000. African sales decreased 25.9% from $5.8 million in 1999 to $4.3 million in the 2000 three month period.

Consolidated sales for the six month period ended May 31, 2000 were $267.2 million compared to $343.2 million in the comparable 1999 six month period. Sales for North America decreased 19.5% from $125.2 million in 1999 to $100.8 million for the six month period in 2000. European sales decreased 24.0% from $207.8 million in 1999 to $158.0 million in 2000. African sales decreased 15.8% from $10.1 million in the 1999 six month period to $8.5 million in the comparable 2000 period. Sales for the three and six month periods of 2000 were adversely affected by exchange rates, especially the weakness of the EURO, less POS sales attributable to Y2K purchases last year, and industry declines in the distributor and commercial channels of distribution.

Gross margins as a percent of sales (defined as net sales less cost of sales divided by net sales) decreased from 25.6% in the three month period ended May 31, 1999 to 21.5% in the 2000 three month period. For the six month period ended May 31, gross margins decreased from 22.8% in 1999 to 21.3% in 2000. The decline in gross margin for the three and six month periods of 2000 was primarily due to a greater proportion of service contract sales which provide a lower margin than dispenser sales.

Selling, general, and administrative ("SG&A") expenses as a percent of sales for the three and six month periods ended May 31, 2000 were 18.1% and 18.8%, respectively, compared to 15.8% and 15.6% in the three and six month periods of 1999. These increases are due to lower sales in the three and six month periods of 2000 compared to 1999. SG&A expenses have decreased from $27.9 million in the three month period ended May 31, 1999 to $24.5 million in the comparable 2000 period. SG&A expenses have decreased from $53.7 million in the six month period ended May 31, 1999 to $50.2 million in the 2000 period. This improvement was driven by the continued integration and rationalization of the RPS division and realization of cost savings through these programs.

Depreciation and amortization expense for the three and six month periods ended May 31, 2000 was $6.5 million and $12.6 million, respectively, compared to $6.1 million and $13.0 million in the comparable 1999 periods.

Net interest expense for the three and six month periods ended May 31, 2000 was $14.9 million and $29.5 million, respectively, compared to $12.4 million and $24.7 million in the comparable 1999 periods. This increase was due to increased borrowings, higher interest rates, and amortization of fees associated with amending the Company's credit agreement, which are charged to interest expense.

Foreign currency gain for the three and six month periods ended May 31, 2000 was $0.0 and $0.2 million, respectively compared to losses of $1.4 million and $2.9 million in the 1999 three and six month periods. Foreign currency gains and losses were caused by fluctuations in the EURO and other foreign currency exchange rates relative to the dollar. The Company adjusted, on a monthly basis, current obligations payable in foreign currencies, including, but not limited to, interest owed on 75,000,000 EURO denominated senior subordinated notes.

Income taxes for the three and six month periods ended May 31, 2000 were a benefit of $1.5 million and $1.7 million, respectively, compared to benefits of $0.1 million and $0.5 million in the comparable three and six month 1999 periods. These benefits resulted primarily from changes to prior year income tax estimates.

As a result of the above mentioned items, loss applicable to common stock was $17.7 million or $1.40 per diluted common share for the three months ended May 31, 2000 compared to a loss applicable to common stock of $5.4 million or $0.42 per diluted common share for the same period in 1999. Loss applicable to common stock was $38.6 million or $3.05 per diluted common share for the six month period ended May 31, 2000, compared to a net loss of $26.2 million or $2.07 per diluted common share for the comparable 1999 period. The six month net loss for 1999 consisted of a loss before extraordinary loss, including preferred stock dividends, of $19.9 million or $1.57 per diluted common share plus and extraordinary loss from debt extinguishment of $6.2 million or $0.50 loss per diluted common share.

Liquidity and Capital Resources

Cash used in operations for the six month period ended May 31, 2000 was $10.2 million versus $4.1 million in the comparable period of 1999. During the six month period of 2000 the Company reduced customer receivables by $43.6 million. The Company used these funds to reduce accounts payable and accrued expenses by $14.3 million and $17.7 million, respectively, and for general operating purposes.

Cash used in investing activities for the six month period ended May 31, 2000 was $4.5 million compared to a cash usage of $9.1 million in the comparable 1999 period. The reduction in capital expenditures in the six month period of 2000 was caused by restricting capital spending as a result of the current liquidity situation.

Cash provided from financing activities for the six month period ended May 31, 2000 was $18.5 million compared to cash provided in the comparable 1999 period of $9.3 million. The cash provided in the 2000 period is primarily attributable to increased borrowings from the Company's revolving credit facility.

On December 22, 1999, the Company amended its bank credit agreement. Among the items amended were the removal of the requirement to obtain $50.0 million through the issuance of equity type securities and the provision for the mandatory reduction of the term loan by $50.0 million. Other terms of the bank credit agreement that were amended include the addition of $5.7 million to the borrowing availability under the working capital facility; changes to the consolidated net worth covenant; changes to the leverage and senior leverage ratio covenants; changes to the minimum EBITDA covenant; the addition of a clean down or availability covenant on the working capital facility; and an acceleration of the termination date of the bank credit agreement from September 24, 2004 to September 30, 2003.

In consideration for the amendment to the bank credit agreement, the Company paid certain fees and expenses to the bank group including warrants to purchase 16.5% of the outstanding common stock of the Company at a purchase price of $3.95 per share. The warrants are exercisable for an aggregate of 2,097,427 shares. The Company has the right, subject to the terms and conditions of the New Credit Agreement, to purchase 100% of the warrants upon termination of the New Credit Agreement or 50% by meeting specified de-leveraging conditions at various discount rates.

The term loan under the amended bank credit agreement calls for equal quarterly principal payments aggregating $7.3 million in 2000; $9.8 million in 2001; and $12.2 million in 2002. The principal payments in 2003 include equal quarterly payments in the first three quarters of $3.7 million each with the remainder due at maturity on September 30, 2003.

The bank credit agreement requires the Company to meet certain consolidated financial tests, including minimum level of consolidated net worth, minimum level of EBITDA (as defined in the Bank credit agreement), minimum level of consolidated interest coverage, maximum consolidated leverage ratio and senior leverage ratio and minimum consolidated fixed charge coverage ratio. The bank credit agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, dividends, transactions with affiliates, asset sales, acquisitions, investments, mergers and consolidations, prepayments of certain other indebtedness, amendments to certain other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. The bank credit agreement requires the Company to maintain specified financial ratios and satisfy certain financial tests. During the year ended November 30, 1999 and in December 1999, the Company was required to enter into three amendments to the bank credit agreement to avoid the occurrence of events of default relating to certain financial ratios and tests.

At May 31, 2000, the Company was in violation of several of its financial covenants under the bank credit agreement, including covenants relating to the senior leverage ratio, total leverage ratio, interest expense coverage ratio, fixed charge coverage ratio, minimum EBITDA and the clean down or availability covenant on the working capital facility. Additionally, the Company was in violation of its June 30, 2000, and July 31, 2000, clean down or availability covenant on the working capital facility. The Company has received waivers from its senior lenders for these violations which expire on August 16, 2000. Management believes that the Company will be unable to meet such financial ratios and tests in the foreseeable future. If the waivers are not extended, or if amendments to the bank credit agreement are not obtained, the Company will be in default under its bank credit agreement on August 17, 2000. In the event of default, the lenders could elect to declare all amounts borrowed under the bank credit agreement to be due and payable, which election would also result in a default under the indentures because of certain cross-default provisions in the indentures. As a result, the Company has classified all of its long term borrowings as current. In addition, management believes that the Company will have insufficient liquidity with which to make the Senior Subordinated
Note interest payment due August 1, 2000.

As a result of the foregoing, among other reasons, the Company has determined that the best alternative for recapitalizing the Company over the long-term and maximizing the recovery of creditors and senior equity interest holders of the Company is through a prepackaged plan of reorganization for the Company and its U.S. subsidiaries pursuant to Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"). Toward that end, during the second and third quarters of 2000, the Company has engaged in negotiations with representatives of the Company's senior lenders and an informal committee (the "Committee") of holders of its Notes regarding the terms of the plan of reorganization. On July 25, 2000, those negotiations resulted in agreements in principle (the "Agreement") with both groups on the terms of a plan of reorganization (the "Plan") which sets forth the terms of a restructuring of the debt outstanding under the Company's bank credit agreement and the Notes.

In summary, the Plan, if accepted by certain classes of creditors whose votes will be solicited and, if confirmed by a bankruptcy court, would provide, among other things, that: (i) the existing bank credit agreement will be restructured to comprise a 5 year senior term facility of $140 million, and a 5 year trust debt facility of $100 million on which trust debt interest will be accrued but not paid until at least December 31, 2002; (ii) the Company's bank group will provide, in addition to the $240 million facilities detailed above, a debtor-in-possession facility of $50 million, which will be converted into a revolving facility upon the Company's emergence from the reorganization and will receive nominal price warrants for 10% of the equity of the Company; (iii) the holders of the Notes will receive 90% of the equity of the Company, subject to dilution for warrants to be issued to existing shareholders and management options, upon exchange of their Notes; (iv) the Company's employees' rights to receive cash redemption of preferred stock held by the Company's Employee Stock Option Plan will be preserved, and; (v) existing common stock will be cancelled and existing holders of common stock will receive "out of the money" warrants. The Company will continue to pay its employees and unsecured trade creditors in the normal course of business. The restructuring plan will include continuing payment of these obligations during the restructuring period.

The Company is currently preparing documentation to reflect the terms of the Plan and to solicit acceptances of the Plan from the senior lenders and holders of Notes. The Company expects to be in a position to commence such solicitation shortly and anticipates that such solicitation will be conducted over a period of approximately one month. Immediately following the completion of the solicitation, assuming the requisite acceptances by certain classes of creditors are obtained, the Company and its U.S. subsidiaries expect to commence cases under Chapter 11 of the Bankruptcy Code. Upon such commencement, the Company intends to ask the bankruptcy court to set a hearing on confirmation of the Plan as expeditiously as possible.

Notwithstanding the foregoing, there can be no assurance that the Company will be in a position to commence the Chapter 11 proceedings as expeditiously as contemplated; that requisite acceptances of the Plan will be obtained; that the terms of the Plan will not change; that the bankruptcy court, if and when Chapter 11 proceedings are commenced, will confirm the Plan (whether or not requisite acceptances are obtained) within the anticipated time frame or at all; or that the Plan will be consummated (even if it is confirmed). Furthermore, even if the Company is successful in implementing the Plan or any of its other strategic alternatives and initiatives, no assurance can be given as to the effect of any such success on the Company's results of operations or financial condition.

In connection with the Company's restructuring efforts, the Company has decided not to make the August 1, 2000 interest payments on its Notes. Following a 30 day grace period, the continued deferral of the interest payments on the Notes will constitute a default pursuant to the respective indentures under which the securities were issued and will also constitute a default under the Company's existing bank credit facility. Additionally, the Company is currently operating under a waiver of certain financial covenant defaults and other defaults with respect to its bank credit facility, which waiver expires on August 16, 2000, and is in discussions with the lenders party to the bank credit facility concerning an extension of such waiver.

The accompanying financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. As a result of the proposed reorganization proceedings, or any other action that the Company may be required to take, the Company may have to sell or otherwise dispose of assets and liquidate or settle liabilities for amounts different than those reflected in the financial statements. Further, a plan of reorganization approved by the bankruptcy court could materially change the amounts currently recorded in the financial statements. The financial statements do not give effect to all adjustments to the carrying value of assets, or amounts and reclassification of liabilities that might be necessary as a consequence of these proposed reorganization proceedings or any other actions that the Company may be required to take. The appropriateness of using the going concern basis is dependent upon, among other things, confirmation of the plan of reorganization, success of future operations and the ability to generate sufficient cash flows from operations and financial sources to meet obligations.

As part of the purchase price of the RPS Division, the Company has provided for certain costs it expects to incur to close down redundant operations in connection with the reorganization and rationalization of the RPS Division's operations. The Company has incurred $2.3 million of expenditures in the the six month period ended May 31, 2000 and expects to incur an additional $6.3 million which consists of $6.0 million of involuntary termination costs to reduce redundant staffing levels, approximately $0.1 million of facility closure and other exit costs, and approximately $0.2 million associated with lease breakage fees. These costs have been aggregated and included in accrued liabilities. These amounts do not include costs associated with the consolidation of previously existing Tokheim subsidiaries, which will be expensed as incurred, nor do these costs benefit future periods. The Company estimates the cash expenditures necessary to close or consolidate certain of the existing Tokheim subsidiaries to approximate $3.0 million in 2000, of which $1.0 million was incurred in the six month period ended May 31, 2000.

Through the planning and corrective actions identified by the Company's Year 2000 program office, the Company did not experience any system critical failures. The Company incurred costs of approximately $4.0 million related to the Year 2000 program office. The Year 2000 program office was officially closed on January 31, 2000.

New Accounting Pronouncements

The Company has considered the impact that accounting pronouncements recently issued by the Financial Accounting Standards Board and American Institute of Certified Public Accountants will have on the Consolidated Condensed Financial Statements as of May 31, 2000. None of the pronouncements that have been issued but not yet adopted by the Company are expected to have a material impact on the Company's financial position, results of operations or cash flows. See the Notes to the Consolidated Financial Statements for additional information regarding recently issued accounting pronouncements.


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings


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

In December 1997, the Company acquired Management Solutions, Inc. ("MSI"). MSI develops and distributes retail automation systems (includes POS software), primarily for the convenience store, petroleum dispensing and fast food service industries. The Company paid MSI's stockholders an initial amount of $12.0 million. The Company is also obligated to make contingent payments of up to $13.2 million through 2000 based upon MSI's performance. The Company was not obligated to make any performance payments in 1999 or 1998 under the purchase agreement. The four former shareholders of MSI filed a $30.0 million arbitration claim against the Company with the American Arbitration Association on July 7, 1999 alleging fraud, breach of contract, tortious interference with contractual relations and breach of implied covenant of good faith and fair dealing. The claims relate to the Company's acquisition of MSI in 1997 and the termination for cause of its president and chief executive officer in February 1999. The Company has filed counterclaims and is also seeking damages in excess of $4.0 million for breaches of representations and warranties in the purchase agreement. The Company believes that the claims of the former shareholders are without merit and will vigorously defend against the allegations.

New York Stock Exchange

On February 18, 2000, the Company announced that it failed to meet newly effective New York Stock Exchange ("NYSE") continued listing standards requiring total market capitalization and total stockholders equity of not less than $50.0 million each. The Company submitted a plan on January 31, 2000 to the Listings and Compliance Committee (the "NYSE Committee") of the NYSE demonstrating how the Company planned to comply with the newly effective standards. Based upon management estimates, the Company believed it would satisfy the new standards of the NYSE.

After reviewing the plan, the NYSE Committee informed the Company in a letter dated April 6, 2000, that it had agreed to accept the Company's submitted plan, and that senior NYSE management had acknowledged such acceptance. As a result, the NYSE was prepared to continue the listing of the Company at that time. The NYSE would perform quarterly reviews during the 18 months from receipt of its initial December 30, 1999 letter to the Company for compliance with the goals and initiatives as outlined in the Company's plan. Failure to achieve these goals could result in the Company being subject to NYSE trading suspension at the point the initiative or goal was not met.

The Company was informed that it would need to achieve the new minimum continued listing standards of market capitalization of not less than $50.0 million and total stockholders' equity of not less $50.0 million at the end of the 18 month plan period. Failure to achieve any of the minimum requirements at the appropriate time would result in the Company being suspended by the NYSE with application made to the SEC to delist the Company's common stock.

During the first quarterly review, the Company advised the NYSE that, due to continuing low levels of business activity, it had decided not to proceed with a key element of the plan. On July 3, 2000, the Company was notified that it would be delisted from the NYSE as of July 14, 2000, for failing to meet the continued listing criteria. The Company's common stock began trading on the OTC Bulletin Board on Friday July 14, 2000, under the symbol "TOKM".

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

        4.18 Amendment No. 5 to Second Amended and Restated Credit Agreement, dated as of December 22, 1999 (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended September 30, 1999).

        4.19 Amendment No. 6 to Second Amended and Restated Credit Agreement, dated as of December 22, 1999.

        4.20 Warrant and Registration Rights Agreement, dated as of December 22, 1999, among Tokheim Corporation, Bank One, Indiana, National Association, Credit Lyonnais, Chicago Branch, Bankers Trust Company, ABN Amro Bank, N.V., Credit Agricole Indosuez, Harris Trust and Savings Bank, Compagnie Financiere de Cic et de L'Union Europeene, Mercantile Bank N.A., The Provident Bank, Finova Capital Corporation, Imperial Bank, Natexis Banque BFCE, Bank Polska Kasa Opieke S.A.-- Pekao S.A. Group, New York Branch, Senior Debt Portfolio, Eaton Vance Senior Income Trust, Oxford Strategic Income Fund, Octagon Loan Trust, Octagon Investment Partners II, LLC, Indosuez Capital Funding IIA, Limited, Indosuez Capital Funding IV, L.P., Alliance Investment Opportunities Fund, L.L.C., Amsouth Bank and ARES Leveraged Investment Fund II, L.P. (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended September 30, 1999).

        4.21 Form of Warrant Certificate, dated as of December 22, 1999 (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended September 30, 1999).

        4.22 Dollar Notes Indenture, dated as of January 29, 1999, among Tokheim Corporation, certain subsidiary guarantors of Tokheim Corporation, and U.S. Bank Trust National
               Association, as trustee (incorporated herein by reference to Amendment No. 140 to the Company's Registration Statement on Form S-4, dated June 15, 1999, as amended).

        4.23 Euro Notes Indenture, dated as of January 29, 1999, among Tokheim Corporation, certain subsidiary guarantors of Tokheim Corporation, and U.S. Bank Trust National
               Association, as trustee (incorporated herein by reference to Amendment No. 140 to the Company's Registration Statement on Form S-4, dated June 15, 1999, as amended).

        4.24 Dollar Registration Rights Agreement, dated as of January 29, 1999, among Tokheim Corporation, BT Alex. Brown Incorporated, Credit Lyonnais Securities (USA) Inc., First Chicago Capital Markets, Inc., Gleacher NatWest International, ABN AMRO Incorporated, PaineWebber Incorporated, Schroder & Co. Inc. and certain subsidiary guarantors of Tokheim Corporation (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended November 30, 1998).

        4.25 Euro Registration Rights Agreement, dated as of January 29, 1999, among Tokheim Corporation, BT Alex. Brown Incorporated, Credit Lyonnais Securities (USA) Inc., First Chicago Capital Markets, Inc., Gleacher NatWest International, ABN AMRO Incorporated, PaineWebber Incorporated, Schroder & Co. Inc. and certain subsidiary guarantors of Tokheim Corporation (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended November 30, 1998).

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

        10.7 Employment Agreement, dated May 15, 2000, between Tokheim Corporation and Robert L. Macdonald.

        10.8 Employment Agreement, dated July 15, 1999, between Tokheim Corporation and John A. Negovetich (incorporated herein by reference to the Company's Report on Form 10-Q, for the quarter ended August 31, 1999).

        10.9 Employment Agreement, dated July 15, 1999, between Tokheim Corporation and Jacques St-Denis (incorporated herein by reference to the Company's Report on Form 10-Q, for the quarter ended August 31, 1999).

        10.10 Employment Agreement, dated July 15, 1999, between Tokheim Corporation and Norman L. Roelke (incorporated herein by reference to the Company's Report on Form 10-Q, for the quarter ended August 31, 1999).

        10.11 Employment Agreement, dated July 15, 1999, between Tokheim Corporation and Scott A. Swogger (incorporated herein by reference to the Company's Report on Form 10-Q, for the quarter ended August 31, 1999).

        10.12 Technology License Agreement, effective as of December 1, 1997, between Tokheim Corporation and Gilbarco, Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended November 30, 1997).

        10.13 Tokheim Corporation 1997 Incentive Plan (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended November 30, 1997).

        10.14 Employment Agreement, dated December 31, 1997, between Management Solutions, Inc. and Arthur S. Elston
               (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended November 30, 1997).

        11.1   Statement re computation of per share earnings.

        27.1   Financial Data Schedule.

            b. Reports on Form 8-K

            None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TOKHEIM CORPORATION

Date:                            /s/ Douglas K. Pinner
                                 ---------------------
                                 Chairman, President and Chief Executive
                                 Officer


Date:                            /s/ Robert L. MacDonald
                                 ----------------------
                                 Executive Vice-President, Finance
                                 and Chief Financial Officer


Exhibit Index



      Exhibit
        No.     Document
      -------   --------

        4.19 Amendment No. 6 to Second Amended and Restated Credit Agreement, dated as of December 22, 1999.

        10.7 Employment Agreement, dated May 15, 2000, between Tokheim Corporation and Robert L. Macdonald.

        11.1   Statement re computation of per share earnings.

        27.1   Financial Data Schedule.