Form 10-Q/A
period 2000-05-31
TOKHEIM CORP
filed 2000-08-04
CIK 98559

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

The exhibit index is located on page 18








TOKHEIM CORPORATION AND SUBSIDIARIES

======================================================================================================
                                                                            Unaudited
Consolidated Condensed Statement of Earnings                   ---------------------------------------
(Amounts in thousands except amounts per share)                Three Months Ended    Six Months Ended
                                                                      May 31,              May 31,
                                                                2000        1999       2000      1999
                                                               ---------------------------------------

Net sales...................................................  $ 134,837   $ 177,010   $ 267,249  $ 343,204

Cost of sales, exclusive of items listed below..............    105,851     131,775     210,214    265,071
Selling, general, and administrative expenses...............     24,456      27,939      50,176     53,706
Depreciation and amortization...............................      6,510       6,068      12,584     12,960
Merger and acquisition costs and other unusual items........      2,723       3,700       5,448      4,823
                                                              ----------  ---------   ---------  ---------
   Operating profit (loss)..................................     (4,703)      7,528     (11,173)     6,644
                                                              ----------  ---------   ---------  ---------

Interest expense, net.......................................     14,875      12,358      29,522     24,665
Foreign currency  (gain) loss ..............................        (28)      1,417        (197)     2,855
Minority interest in subsidiaries...........................         51          (5)         49         89
Other income, net ..........................................       (718)     (1,155)     (1,008)    (1,309)
                                                              ----------  ----------  ---------- ----------

Loss before income taxes and extraordinary loss.............    (18,883)     (5,087)    (39,539)   (19,656)
Income tax benefit..........................................     (1,532)        (89)     (1,683)      (482)
                                                              ----------  ----------  ----------  ---------

Loss before extraordinary loss..............................    (17,351)     (4,998)    (37,856)   (19,174)
Extraordinary loss on debt extinguishment...................         --          --         --       6,249
                                                              ----------  ----------  ----------  --------
Net loss.....................................................   (17,351)     (4,998)    (37,856)   (25,423)
Preferred stock dividends ($1.94 per share).................        381         374         768        747
                                                              ---------   ----------  ----------  --------
Loss applicable to common stock.............................  $ (17,732)  $  (5,372)  $ (38,624)  $(26,170)
                                                              ==========  ==========  ==========  =========

Loss per common share:
   Basic
     Before extraordinary loss..............................  $   (1.40)  $   (0.42)  $   (3.05)  $  (1.57)
     Extraordinary loss on debt extinguishment..............         --          --          --      (0.50)
                                                              ----------  ----------  ----------  ---------
     Net loss...............................................  $   (1.40)  $   (0.42)  $   (3.05)  $  (2.07)
                                                              ==========  ==========  ==========  =========
     Weighted average shares outstanding....................     12,669      12,669      12,669     12,666
                                                              ==========  ==========  ==========  =========

   Diluted
     Before extraordinary loss..............................  $   (1.40)  $   (0.42)  $   (3.05)  $  (1.57)
     Extraordinary loss on debt extinguishment..............         --          --          --      (0.50)
                                                              ----------  ----------  ----------  ---------
     Net loss...............................................  $   (1.40)  $   (0.42)  $   (3.05)  $  (2.07)
                                                              =========== ==========  ==========  =========
     Weighted average shares outstanding....................     12,669      12,669      12,669     12,666
                                                              =========== ==========  ==========  =========




TOKHEIM CORPORATION AND SUBSIDIARIES

==========================================================================================================

Consolidated Condensed Balance Sheet                                Unaudited                Audited
(Amounts In thousands)                                              ---------                -------
                                                                     May 31,               November 30,
                                                                      2000                    1999
                                                                    --------------------------------------

ASSETS
Current assets:
Cash and cash equivalents...................................       $    20,719             $  14,437
Accounts receivable, net....................................           116,856               168,565
Inventories:
   Raw materials, service parts,  and supplies..............            62,716                68,122
   Work in process..........................................            14,145                16,389
   Finished goods...........................................             8,076                 9,017
                                                                   -----------             ---------
                                                                        84,937                93,528

Other current assets........................................            15,318                12,598
                                                                   -----------             -----------
Total current assets........................................           237,830               289,128


Property, plant, and equipment, net.........................            67,909                71,976
Other tangible assets.......................................             2,068                 2,328
Intangible assets, net......................................           290,333               308,552
Other non-current assets, net...............................            16,849                18,818
                                                                   -----------             -----------
Total assets................................................       $   614,989             $ 690,802
                                                                   ===========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current maturities of long-term debt........................            10,727                10,731
Notes payable, bank credit agreement........................           215,414                  --
Senior subordinated notes...................................           193,337                  --
Junior subordinated payment in kind notes...................            47,762                  --
Guaranteed Employees' Stock Ownership Plan obligation.......             2,956                  --
Cash overdrafts.............................................            14,464                12,321
Accounts payable............................................            66,308                84,511
Accrued expenses............................................            91,072               111,507
                                                                   -----------             -----------
Total current liabilities...................................           642,040               219,070

Notes payable, bank credit agreement........................               --                204,284
Senior subordinated notes...................................               --                198,681
Junior subordinated payment in kind notes...................               --                 45,020
Other long-term debt, less current maturities...............             2,866                 3,168
Guaranteed Employees' Stock Ownership Plan obligation.......               --                  4,351
Post-retirement benefit liability...........................            18,651                18,693
Other long-term liabilities.................................               953                 4,926
                                                                   -----------             -----------
                                                                       664,510               698,193
                                                                   -----------             -----------

Redeemable convertible preferred stock......................            24,000                24,000
Guaranteed Employees' Stock Ownership Plan obligation.......            (2,956)               (4,351)
Treasury stock, at cost.....................................            (4,366)               (4,210)
                                                                   -----------             -----------
                                                                        16,678                15,439
                                                                   -----------             -----------

Common stock................................................            90,375                90,375
Common stock warrants.......................................            26,187                20,000
Accumulated comprehensive loss..............................           (80,009)              (69,077)
Accumulated deficit.........................................          (102,221)              (63,597)
                                                                   -----------             -----------
                                                                       (65,668)              (22,299)
Less treasury stock, at cost................................              (531)                 (531)
                                                                   -----------             -----------
                                                                       (66,199)              (22,830)
                                                                   -----------             -----------
Total liabilities and shareholders' equity (deficit)........       $   614,989             $ 690,802
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