Form 10-Q
period 2000-08-31
TOKHEIM CORP
filed 2000-10-27
CIK 98559

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 Form 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2000

Commission File Number 1-6018

                                TOKHEIM CORPORATION
              (Exact name of Registrant as specified in its charter)


INDIANA                                            35-0712500
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

10501 CORPORATE DRIVE, FORT WAYNE, IN              46845
(Address of principal executive offices)           (Zip Code)

(Registrant's telephone number including area      (219) 470-4600
code):

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

        Yes (X)              No

As of August 31, 2000, 12,687,378 shares of voting common stock were outstanding.

The exhibit index is located on page 18



ITEM 1.  FINANCIAL STATEMENTS


TOKHEIM CORPORATION AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
(Debtors-in-Possession)                                     -------------------------------------------------------------
Consolidated Condensed Statement of Earnings                     Three Months Ended                Nine Months Ended
(Amounts in thousands except amounts per share)                       August 31,                       August 31,
                                                                 2000            1999           2000             1999
                                                            ------------     -----------     -----------     ------------
Net sales..............................................     $    122,668     $   169,170     $   389,917     $    512,374

Cost of sales, exclusive of items listed below.........           95,933         128,927         306,147          393,999
Selling, general, and administrative expenses..........           19,829          25,023          70,005           78,729
Description and amortization...........................            5,867           6,319          18,451           19,279
Merger and acquisitions costs and other unusual items..           13,146           1,292          18,594            6,115
                                                            ------------     -----------     -----------     ------------
   Operating profit (loss).............................         (12,107)           7,609        (23,280)           14,252
                                                            ------------     -----------     -----------     ------------

Interest expense, net..................................           15,103          13,279          44,625           37,944
Foreign currency (gain) loss...........................              650           (483)             453            2,372
Minority interest in subsidiaries......................               12             (2)              61               88
Other (income) expense, net............................              553             261           (455)          (1,048)
                                                            ------------     -----------     -----------     ------------

Loss before reorganization costs, income taxes and
extraordinary loss.....................................         (28,425)         (5,446)        (67,964)         (25,104)
Reorganization costs...................................            1,450               -           1,450                -
                                                            ------------     -----------     -----------     ------------

Loss before income taxes and extraordinary loss........         (29,875)         (5,446)        (69,414)         (25,104)
Income tax expense (benefit)...........................              321               2         (1,362)            (480)
                                                            ------------     -----------     -----------     ------------

Loss before extraordinary loss.........................         (30,196)         (5,448)        (68,052)         (24,624)
Extraordinary loss on debt extinguishment..............                -               -               -          (6,249)
                                                            ------------     -----------     -----------     ------------

Net loss...............................................         (30,196)         (5,448)        (68,052)         (30,873)
Preferred stock dividends..............................            (382)           (376)         (1,150)          (1,124)
                                                            ------------     -----------     -----------     ------------

Loss applicable to common stock........................     $   (30,578)     $   (5,824)     $  (69,202)     $   (31,997)
                                                            ============     ===========     ===========     ============

Loss per common share:
   Basic
      Before extraordinary loss........................     $     (2.41)     $    (0.46)     $    (5.46)     $     (2.03)
      Extraordinary loss on debt extinguishment........                -               -               -           (0.49)
                                                            ------------     -----------     -----------     ------------

      Net Loss.........................................     $     (2.41)     $    (0.46)     $    (5.46)     $     (2.52)
                                                            ============     ===========     ===========     ============

      Weighted average shares outstanding..............           12,669          12,670          12,669           12,667
                                                            ============     ===========     ===========     ============

   Diluted
      Before extraordinary loss........................     $     (2.41)     $    (0.46)     $    (5.46)     $     (2.03)
      Extraordinary loss on debt extinguishment........                -               -               -           (0.49)
                                                            ------------     -----------     -----------     ------------

      Net Loss.........................................     $     (2.41)     $    (0.46)     $    (5.46)     $     (2.52)
                                                            ------------     -----------     -----------     ------------

      Weighted average shares outstanding..............           12,669          12,670          12,669           12,667
                                                            ============     ===========     ===========     ============



TOKHEIM CORPORATION AND SUBSIDIARIES
----------------------------------------------------------------------------------------------------
(Debtors-in-Possession)                                             Unaudited             Audited
Consolidated Condensed Balance Sheet                             --------------       --------------
(Amounts in thousands)                                             August 31,           November 30,
                                                                     2000                  1999
                                                                  -------------       --------------
ASSETS
Current assets:
Cash and cash equivalents....................................     $      14,989       $       14,437
Accounts receivable, net.....................................           104,282              168,565
Inventories:
   Raw materials, service parts, and supplies................            61,306               68,122
   Work in process...........................................            12,482               16,389
   Finished goods............................................             5,377                9,017
                                                                  -------------        -------------
                                                                         79,165               93,528

Other current assets.........................................            13,453               12,598
                                                                  -------------        -------------

Total current assets.........................................           211,889              289,128

Property, plant, and equipment, net..........................            64,741               71,976
Other tangible assets........................................             1,643                2,328
Intangible assets, net.......................................           279,345              308,552
Other non-current agents, net................................            16,971               18,818
                                                                  -------------        -------------

Total assets.................................................     $     574,589        $     690,802
                                                                  =============        =============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities subject to compromise:
   Senior subordinated notes.................................     $     189,607                   --
   Junior subordinated payment in kind notes.................            49,195                   --
   Accrued interest..........................................            12,633                   --
   Other accrued liabilities.................................            13,713                   --
                                                                  -------------        -------------

Total liabilities subject to compromise......................           265,148                   --
Liabilities not subject to compromise:
   Notes payable, bank credit agreement......................                --        $       7,500
   Current maturities of long-term debt......................             2,135                3,231
   DIP financing.............................................             5,000                   --
   Cash overdrafts...........................................            14,829               12,321
   Accounts payable..........................................            59,456               84,511
   Accrued expense...........................................            68,758              111,507
                                                                  -------------        -------------

Total current liabilities....................................           413,326              219,070

Notes payable, bank credit agreement.........................           223,858              204,284
Senior subordinated notice...................................                --              198,681
Junior subordinated payment in kind notice...................                --               45,020
Other long-term debt, less current maturities................             2,641                3,168
Guaranteed Employees' Stock Ownership Plan obligation........             2,956                4,351
Post-retirement benefit liability............................            18,519               18,693
Other long-term liabilities..................................             1,003                4,926
                                                                  -------------        -------------
                                                                        662,303              698,193
                                                                  -------------        -------------

Redeemable convertible preferred stock.......................            24,000               24,000
Guaranteed Employee's Stock Ownership Plan obligation........           (2,956)              (4,351)
Treasury stock, at cost......................................           (4,307)              (4,210)
                                                                  -------------        -------------

                                                                         16,737               15,439
                                                                  =============        =============

Common stock.................................................            90,375               90,375
Common stock warrants........................................            26,187               20,000
Accumulated comprehensive loss...............................          (87,684)             (69,077)
Accumulated deficit..........................................         (132,798)             (63,597)

                                                                      (103,920)             (22,299)
Less treasury stock, at cost.................................             (531)                (531)

                                                                      (104,451)             (22,830)
                                                                  -------------        -------------

Total liabilities and shareholders equity (deficit)..........     $     574,589        $     690,802
                                                                  =============        =============




TOKHEIM CORPORATION AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------
(Debtors-in-Possession)                                                                 Unaudited
Consolidated Condensed                                                      -------------------------------
Statements of Cash Flows                                                            Nine Months Ended
(In thousands)                                                                August 31,       November 30,
                                                                                 2000              1999
                                                                            -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss................................................................    $    (68,052)     $    (30,873)
Adjustments to reconcile net loss to cash used in operating activities:
   Payment in kind interest.............................................            4,175             3,709
   Extraordinary loss on debt extinguishment............................               --             6,249
   Depreciation and amortization........................................           18,451            19,279
   Loss (Gain) on sale of property, plant, and equipment................               29           (1,240)
   Changes in assets and liabilities:
   Accounts receivable, net.............................................           51,839            11,686
   Inventories..........................................................            7,937            11,924
   Other current assets.................................................          (2,047)                --
   Accounts payable.....................................................         (18,996)          (17,334)
   Accrued expenses.....................................................         (14,296)          (14,394)
   Other non-current assets.............................................            3,530             (684)
   Other                                                                            (386)           (6,989)

Net cash used in operating activities...................................         (17,816)          (18,667)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property, plant, and equipment....................            1,098             3,842
Property, plant, and equipment additions................................          (7,486)          (15,695)
                                                                            -------------     -------------

Net cash used in investing activities...................................          (6,388)          (11,853)
                                                                            -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of senior notes..............................................               --          (22,500)
Proceeds from 11.375% senior subordinated notes.........................               --           209,647
Redemption of senior subordinated notes.................................               --         (170,000)
Increase in other debt..................................................              191             (280)
Increase in notes payable, banks........................................           15,956            21,000
Borrowings under DIP financing..........................................            5,000                 -
Increase in cash overdraft..............................................            3,866             5,830
Deferred debt issuance costs............................................          (2,324)           (9,992)
Proceeds from issuance of common stock..................................               --                22
Premiums paid on debt extinguishment....................................               --             (555)
Preferred stock dividends                                                         (1,150)           (1,124)
Other                                                                                (97)               890
                                                                            -------------     -------------

Net cash provided from financing activities.............................           21,442            32,938
                                                                            -------------     -------------

EFFECT OF TRANSLATION ADJUSTMENTS ON CASH...............................            3,314           (8,234)

Increase (decrease) in cash.............................................              552           (5,816)

CASH AND CASH EQUIVALENTS:
Beginning of year.......................................................           14,437            26,801
                                                                            -------------     -------------

End of period                                                               $      14,989     $      20,985
                                                                            =============     =============



Notes to the Consolidated Condensed Financial Statements

1.   BASIS OF PRESENTATION

The consolidated condensed financial statements are unaudited for the periods indicated herein. In accordance with the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures have been condensed or omitted; therefore, such financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended November 30, 1999. The consolidated condensed financial statements in this Report reflect all adjustments and accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented; all such adjustments were of a normal recurring nature. The results of operations for the nine-month interim period ended August 31, 2000 are not necessarily indicative of the results of operations for the year ending November 30, 2000.

Tokheim Corporation (the "Company") filed a Joint Prepackaged Plan of Reorganization (the "Plan") for the Company and its U.S. subsidiaries pursuant to Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware on August 28, 2000. The Bankruptcy Court confirmed the Company's Plan on October 4, 2000 and the Plan became effective as of October 20, 2000 (the "Effective Date"). (See Note 2 for additional information).

The unaudited consolidated condensed financial statements have been presented in accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") No. 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, which provides guidance for financial reporting by entities that have filed voluntary petitions for relief under, and have reorganized in accordance with, the Bankruptcy Code. SOP No. 90-7 requires a segregation of liabilities subject to compromise by the Bankruptcy Court as of the bankruptcy filing date (August 28, 2000) and identification of transactions and events that are directly associated with the reorganization of the Company.

As further discussed in Note 2, the Company operated its business as a debtor-in-possession under Chapter 11 and was subject to the jurisdiction and supervision of the Bankruptcy Court during the period from August 28, 2000 to October 20, 2000. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief under the bankruptcy laws were stayed while the Company continued business operations as a debtor-in-possession. These claims are reflected in the August 31, 2000 balance sheet as "liabilities subject to compromise" as more fully described in Note 2. The financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and the payment of liabilities in the ordinary course of business.

In accordance with SOP No. 90-7 the Company will adopt "fresh start accounting" as of October 20, 2000 and the Company's emergence from its Chapter 11 proceedings will result in a new reporting entity. The financial statements prepared as of August 31, 2000 do not give effect to all adjustments to the carrying value of assets or amounts and classifications of liabilities that will be necessary when adopting fresh start accounting.

Under fresh start accounting, all assets and liabilities will be recorded at their estimated fair values and the Company's accumulated deficit will be eliminated. It is likely that substantial adjustments will be made to record assets and liabilities at their fair values as of October 20, 2000. See Note 2 for a balance sheet prepared as of August 31, 2000 on a pro forma basis to reflect the discharge of the Company's senior and junior subordinated notes and certain estimated fresh start adjustments.

2.   PLAN OF REORGANIZATION

On August 28, 2000, the Company filed a Joint Prepackaged Plan of Reorganization (the "Plan") for the Company and its U.S. subsidiaries pursuant to Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware. The Bankruptcy Court confirmed the Company's Plan on October 4, 2000. The Company emerged from bankruptcy as of October 20, 2000, the effective date of the Plan.

The Plan provided that, among other things, (i) the existing bank credit agreement was restructured to comprise a four year, eleven month senior term facility of $140 million and a four year, eleven month trust debt facility of $100 million on which trust debt interest will be accrued but not paid until at least December 31, 2002; (ii) the Company's bank group provided, in addition to the $240 million facilities detailed above, a debtor-in-possession financing (the "DIP Financing") facility with available borrowings of $48 million which was converted into a revolving credit facility upon the Company's emergence from the reorganization; (iii) members of the bank group received warrants with a five year term to purchase 678,334 shares of new common stock at an exercise price of $0.01 per share; (iv) in exchange for their Notes and other claims, the holders of $260 million of senior and junior subordinated notes and certain other unsecured creditors received 4,500,000 shares of new common stock representing 90% of the equity value of the restructured Company, subject to dilution for warrants to existing shareholders and management options;
(v) holders of junior subordinated notes will receive 5 year warrants to purchase 555,556 shares of the new common stock at $30.00 per share; (vi) the Company's employees' rights to receive cash redemption of preferred stock held by the Retirement Savings Plan were preserved; and (vii) the Company's approximately 12,669,000 shares of outstanding common stock were cancelled and existing holders of common stock received "out of the money" warrants with a six year term giving them the right to acquire an aggregate of 549,451 shares of the new common stock of the reorganized Company at an exercise price of $49.50 per share.

Liabilities Subject to Compromise

As a result of the Chapter 11 proceedings, certain prepetition liabilities were reclassified to liabilities subject to compromise at August 31, 2000. These claims will be settled in accordance with the Plan. The liabilities subject to compromise are reflected on the consolidated condensed balance sheet as of August 31, 2000 as follows: (In thousands)

     Senior subordinated notes                       $189,607
     Junior subordinated payment in kind notes         49,195
     Accrued interest                                  12,633
     Other accrued liabilities                         13,713
                                                    ----------
      Total liabilities subject to compromise         $265,148

As a result of the Chapter 11 proceedings and the related Plan, an extraordinary gain on the forgiveness of debt approximating $265.1 million is expected to be recognized in the consolidated statement of operations in October 2000, prior to the adoption of fresh start accounting.

Reorganization costs incurred in the period subsequent to Chapter 11 proceedings on August 28, 2000, but before the end of the third quarter at August 31, 2000 totaled $1.5 million. These costs related to fees to secure the DIP Financing.

Prior to the Chapter 11 proceedings on August 28, 2000, the Company incurred certain costs related to the Plan, approximating $4.7 million, that are classified as merger and acquisition costs and other unusual items on the Consolidated Condensed Statement of Earnings. These costs consisted primarily of professional fees. The components of merger and acquisition costs and other unusual items for the three and nine month periods ended August 31, 2000 and 1999 are as follows:

                                                               Three months ended            Nine months ended
                                                                    August 31,                   August 31,
                                                              2000             1999          2000          1999
                                                            -------------------------     -----------------------
Pre-petition reorganization costs                           $    4,450      $      --     $   4,724      $     --
Settlement with former shareholders of MSI                       7,000             --         7,000            --
Employee compensation and expenses related to the
  RPS Integration plan                                             386             649         1,496        3,805
Lease cancellation and other facility expenses                      60              75           175          269
Increased warranty and other product related costs                 329               1           762          320
Other                                                              921             567         4,437        1,721
                                                            ----------      ----------     ---------     --------

Total                                                       $   13,146      $    1,292     $  18,594     $  6,115
                                                            ==========      ==========     =========     ========

Tokheim Corporation and Subsidiaries
Unaudited Pro Forma Consolidated Condensed Balance Sheet
August 31, 2000                                                                 Reorganization Adjustments
                                                                                                                   Pro forma
                                                                                                                  reorganized
                                                                                 Debt                            balance sheet
                                                             August 31,        Discharge           Fresh            August 31,
                                                                 2000         & Refinance          Start              2000
                                                            ------------------------------------------------------------------
ASSETS
Current assets:

Cash and cash equivalents                                   $    14,989     $            --    $          --     $    14,989
Accounts receivable, net                                        104,282                  --               --         104,282
Inventories, net                                                 79,165                  --               --          79,165
Other current assets                                             13,453                  --               --          13,453
                                                            -----------     ---------------    -------------     -----------

   Total current assets                                         211,889                  --               --         211,889

Property, plant and equipment, net                               64,741                  --               --          64,741
Other tangible assets                                             1,643                  --               --           1,643
Intangible assets, net                                          279,345                  --    (2) (279,345)              --
Other non-current assets, net                                    16,971                  --               --          16,971
Reorganization value in excess of amounts allocable to
  identifiable assets                                                --                  --    (2)   161,176         161,176
                                                            -----------     ---------------    -------------     -----------

   Total assets                                             $   574,589     $            --    $   (118,169)     $   456,420
                                                            ===========     ===============    =============     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities subject to compromise:
Senior subordinated notes                                   $   189,607     $ (1) (189,607)    $          --     $        --
Junior subordinated payment in kind notes                        49,195       (1)  (49,195)               --              --
Accrued interest                                                 12,633       (1)  (12,633)               --              --
Other accrued liabilities                                        13,713       (1)  (13,713)               --              --
                                                            -----------     ---------------    -------------     -----------
   Total liabilities subject to compromise                      265,148           (265,148)               --              --

Liabilities not subject to compromise:
Current maturities of other long term debt                        2,135                  --               --           2,135
DIP financing                                                     5,000       (1)   (5,000)               --              --
Cash overdrafts                                                  14,829                  --               --          14,829
Accounts payable                                                 59,456                  --               --          59,456
Accrued expenses                                                 66,758                  --               --          66,758
                                                            -----------     ---------------    -------------     -----------
   Total current liabilities                                    413,326           (270,148)               --         143,178

Notes payable, bank credit agreement                            223,858       (1) (223,858)               --              --
Other long term debt, less current maturities                     2,641                  --               --           2,641
Guaranteed employees' stock ownership plan obligation             2,956                  --               --           2,956
Post-retirement benefit liability                                18,519                  --               --          18,519
Other long-term liabilities                                       1,003                  --               --           1,003
Term loans and revolving loans                                       --       (1)   145,000               --         145,000
Special loans                                                        --       (1)   100,000               --         100,000
Debt discount for bank warrants and Series A Senior
  Preferred Stock                                                    --       (1)   (6,877)               --         (6,877)
                                                            -----------     ---------------    -------------     -----------
   Total liabilities                                            662,303           (255,883)               --         406,420

Redeemable convertible preferred stock                           24,000                  --     (2) (13,875)          10,125
Guaranteed employees' stock ownership plan obligation           (2,956)                  --               --         (2,956)
Treasury stock, at cost                                         (4,307)                  --     (2)    4,307              --
Series A Senior Preferred Stock                                      --                  --     (2)      100             100
                                                            -----------     ---------------    -------------     -----------
   Total preferred equity                                        16,737                  --          (9,468)           7,269

Common stock                                                     90,375                  --     (1) (90,375)              --
Common stock warrants                                            26,187                  --     (1) (26,187)              --
Accumulated comprehensive loss                                 (87,684)                  --     (3)   87,684              --
Accumulated deficit                                           (132,798)                  --     (3)  132,798              --
New common stock                                                     --                  --     (1)    4,500           4,500
New warrants issued to bank group                                    --                  --     (1)    6,777           6,777
New warrants issued for old cancelled shares                         --                  --     (1)    1,422           1,422
Additional paid in capital                                           --                  --     (1)   30,032          30,032
                                                            -----------     ---------------    -------------     -----------
                                                               (87,183)                  --          137,183          50,000
   Less treasury stock, at cost                                   (531)                  --     (1)      531              --
                                                            -----------     ---------------    -------------     -----------

   Total shareholders' equity                                  (87,714)                  --          137,714          50,000
                                                            -----------     ---------------    -------------     -----------

Total liabilities and shareholders' equity (deficit)        $   574,589     $     (255,883)    $     137,714     $   456,420
                                                            ===========     ===============    =============     ===========


The unaudited pro forma consolidated condensed balance sheet prepared as of August 31, 2000 included above illustrates the effect of the Company's plan of reorganization and the effect of implementing certain fresh start accounting adjustments as if the Plan had been effective on August 31, 2000. The adjustments are limited to presenting (a) the Company's reorganized capital structure, including its new credit agreement, (b) the effect of discharging the senior and junior subordinated notes, (c) the elimination of existing goodwill and debt issuance costs associated with debt that has been discharged or refinanced, (d) the elimination of the accumulated deficit and comprehensive loss, and (e) the estimated liability for the discounted present value of the future redemption of preferred stock under the Company's existing guaranteed ESOP.

The pro forma consolidated condensed balance sheet prepared as of August 31, 2000 does not give effect to all adjustments necessary to state assets and liabilities at their estimated fair value. The Company will record these adjustments and allocate the estimated reorganization value to identifiable tangible and intangible assets based on their estimated fair value when fresh start accounting is adopted on the effective date of the Plan and the valuation process is completed.

The reorganization value used in preparing the unaudited consolidated condensed pro forma balance sheet was assumed to be $50 million for purposes of fresh start accounting. A description of the reorganization is as follows:

     1. To record the discharge of the senior and junior subordinated notes and borrowings under the existing credit agreement, the cancellation of old common stock, warrants and treasury stock, and the issuance of new common stock, Series A Senior Preferred Stock and warrants pursuant to the Plan;

     2. To record certain adjustments to state assets and liabilities at their estimated fair value, including the establishment of reorganization value in excess of amounts allocable to identifiable assets using the reorganization value discussed above. As stated above, these adjustments are limited to recording the elimination of existing goodwill and debt issuance costs associated with debt that has been discharged or refinanced, and the estimated liability for the discounted present value of the future redemption of preferred stock under the Company's existing guaranteed ESOP;

     3. To eliminate the accumulated deficit and accumulated comprehensive loss (which consists of foreign currency translation losses).

3.   DEBTOR-IN-POSSESSION FINANCING AND POST-CONFIRMATION CREDIT AGREEMENT

In connection with the Chapter 11 proceedings discussed above, the Company entered into a $48 million debtor-in-possession financing agreement (the "DIP Financing") with its existing bank group led by AMSOUTH BANK and ABN AMRO BANK N.V. (collectively, the "DIP Lenders"). The Bankruptcy Court granted final approval of the DIP Financing on August 29, 2000. The DIP Financing provided for revolving credit based on eligible accounts receivable, inventory, and property, plant and equipment. The DIP Financing was used to fund working capital requirements and guarantee letter of credit obligations during the Chapter 11 proceedings, and to provide funds for general corporate purposes in the ordinary course of business. Interest is payable under the DIP Financing at the Company's option at the higher of the lenders' reference rate or the federal funds effective rate plus 0.5%, plus 2.50% per annum or the Eurodollar Rate plus 4.00% per annum. At August 31, 2000, the outstanding balance under the DIP Financing was $5 million.

As a result of the confirmation of the Company's Plan by the Bankruptcy Court, the DIP Financing was replaced by a Post Confirmation Credit
Agreement (the "New Credit Agreement") as of October 20, 2000. The New Credit Agreement, which was entered into by Tokheim Corporation and certain of its subsidiaries (the "Borrowers" or the "Company"), consists of a $140 million term facility (the "term loans") which is divided into a Tranche A term loan, a Tranche B term loan, and a $100 million trust facility referred to as the "special loans" in the New Credit Agreement. The New Credit
Agreement also includes a $48 million revolving credit facility (the "revolving loans" - which includes letters of credit) that was converted from the DIP Financing discussed above.

Borrowings under the revolving loans are subject to certain borrowing base limitations related to eligible accounts receivable, inventory, and property, plant and equipment.

The term loans and revolving loans mature on September 20, 2005 and the special loans are due in four $25 million installments on November 30, 2002-2004 and September 20, 2005.

Indebtedness under the term loans and revolving loans bears interest based upon (at the Company's option) (i) the Base Rate (defined as the higher of the federal funds rate (as adjusted pursuant to the New Credit Agreement) plus 0.50% and the applicable prime rate) plus an applicable margin of 3.50% for the term loans and 2.50% for the revolving credit loans, or (ii) the Eurodollar Rate (as defined in the New Credit Agreement) plus an applicable margin of 5.00% for the term loans and 4.00% for the revolving credit loans. Interest on the special loans is payable at an annual rate of 16.00%.

Accrued interest on Base Rate loans is payable in arrears on the last day of each calendar month and at maturity. Accrued interest on each Eurodollar Rate loan is payable on the last day of each interest period or at the end of each three-month period with respect to each six-month Interest Period. Accrued interest on the special loans is capitalized and added to the unpaid principal on the interest payment date until maturity.

In consideration for the New Credit Agreement, the Company incurred certain fees in October 2000 approximating $1.5 million to the bank group along with warrants with a five year term to purchase 678,334 shares of the Company's common stock at an exercise price of $0.01 per share.

The Company also issued to the bank group shares of preferred stock with a liquidation preference of $0.10 million with quarterly dividends at an annual rate of 16.00% (the "New Preferred Stock"). The holders of the New Preferred Stock are entitled to elect two directors to the Company's board of directors, voting as a separate class. In the event the Company has a payment default, as defined under the New Credit Agreement, the holders of the New Preferred Stock, voting as a separate class, will be entitled to elect a majority of the directors on the Company's board of directors.

The New Credit Agreement provides for commercial and standby letters of credit not to exceed $5 million at any time in the aggregate with a sublimit of $3 million at any time with respect to standby letters of credit. Interest is due on amounts drawn under letters of credit that are not reimbursed at the Base Rate plus 2.50% per annum plus an additional 2.00% beginning on the third business day after receipt of notice from the lender that a payment was made on behalf of the Company. A nonrefundable fee is due monthly for each outstanding letter of credit equal to 4.00% per annum of the undrawn amount or 7.00% per annum if an event of default under the New Credit Agreement exists upon notice of a majority of the revolving lenders.

The Borrowers may prepay the term loans and special loans in whole or in part provided that the Company does not make any prepayment of the term loans if any special loans remain outstanding. The Company may permanently reduce the revolving loan commitment if no term loans or special loans are outstanding. The Company is required to make mandatory prepayments of the term loans, special loans, and revolving loans for excess cash flow (as defined in the New Credit Agreement, annually commencing with fiscal year 2002 (for fiscal year 2001 and 2002 on a cumulative basis)) and in the case of the receipt of net cash proceeds from asset sales, tax refunds, insurance recoveries, or the issuance of debt or equity securities, subject to certain exceptions. Premiums are charged on voluntary or mandatory prepayments of the special loans at a range of .50% to 2.00% of the outstanding principal balance depending on the date of the prepayment.

The New Credit Agreement requires the Company to maintain specified financial levels and ratios and to meet certain financial tests, including a minimum level of EBITDA (as defined in the New Credit Agreement), a fixed charge coverage ratio, an interest coverage ratio, a senior debt to EBITDA ratio, and a total debt to EBITDA ratio. The New Credit Agreement also contains covenants which, among other things, limit the amount of capital expenditures, the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, investments, mergers and consolidations, prepayments of certain other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

At May 31, 2000 and August 31, 2000, the Company was in violation of several of its financial covenants under its bank credit agreement, including covenants relating to the senior leverage ratio, total leverage ratio, interest expense coverage ratio, fixed charge coverage ratio, minimum EBITDA, and the clean down or availability covenant on the working capital facility. No waiver for these instances of non-compliance is necessary because the Company has refinanced its bank credit agreement with the New Credit Agreement subsequent to August 31, 2000, as described above.

The Company's ability to maintain specified financial levels and meet financial ratios and tests in the future may be affected by events beyond its control. While the Company currently expects to be in compliance with the covenants and satisfy the financial ratios and tests in the future, there can be no assurance that the Company will meet such financial ratios and tests or that it will be able to obtain future amendments to the New Credit Agreement, if so needed, to avoid a default. In the event of default, the lenders could elect to declare all amounts borrowed under the New Credit Agreement to be due and payable.

Indebtedness of the Company under the New Credit Agreement (a) is collateralized by (i) a first perfected security interest in and lien on substantially all of the real and personal property assets of the Company (including claims against certain subsidiaries to which the Company has made intercompany loans) and the Company's direct and indirect majority-owned U.S. subsidiaries, (ii) a pledge of 100% of the stock of the Company's direct and indirect majority-owned U.S. subsidiaries, and (iii) a pledge of 65% of the stock of the Company's first-tier foreign subsidiaries and (b) is guaranteed by all of the Company's direct and indirect majority-owned U.S. subsidiaries.

4. NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and is effective for the year ending November 30, 2001. SFAS No. 133 establishes a new model for accounting for derivatives in the balance sheet as either assets or liabilities and measures them at fair value. Certain disclosures concerning the designation and assessment of hedging relationships are also required. Additionally, the Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", that deals with principles of revenue recognition. Management has not yet determined the impact of SFAS No. 133 or SAB No. 101 on the Company's consolidated financial statements.

5. SEGMENT REPORTING

For the three and nine month periods ended August 31, 2000 and 1999, respectively, the Company had only one reportable industry segment-the design, manufacture and servicing of petroleum dispensing systems. The Company has three reportable operating segments: North America; Europe; and Africa. The accounting policies of these segments are the same as described in the summary of significant accounting policies in the Company's Form 10-K for the year ended November 30, 1999. The Company evaluates the performance of each operating segment based upon income from operations before merger and acquisition costs and other unusual items. The Company's selling, general, and administrative expenses are charged to each segment based upon the operating segment where the costs are incurred. Segment results for the three and nine month periods ended August 31, 2000 and 1999 are summarized in the tables below.


Three months ended August 31:

2000
                                                            North
                                                           America*       Europe       Africa     Eliminations    Consolidated
Customer sales.........................................  $    47,252   $    71,381   $   4,035    $         0     $   122,668
Intercompany sales                                             1,428         1,012           0        (2,440)               0
Depreciation and amortization                                  3,055         2,753          59              0           5,867
Operating profit (loss), before merger &
    acquisition costs and other
    unusual items......................................      (1,368)         2,661       (202)           (52)           1,039
Total assets...........................................  $   591,718       315,805      11,644      (344,578)         574,589

1999

Customer sales.........................................  $    61,213   $   102,605       5,352              0         169,170
Intercompany sales.....................................          800         1,366         (1)        (2,165)               0
Depreciation and amortization..........................        2,622         3,617          80              0           6,319
Operating profit, before merger & acquisition
    costs and other unusual items......................      (1,293)        10,373           9          (188)           8,901
Total assets...........................................  $   625,418   $   435,311   $  14,924    $ (370,633)     $   705,020


Nine months ended August 31:

2000
                                                            North
                                                           America*       Europe       Africa     Eliminations    Consolidated

Customer sales.........................................  $   148,057   $  229,364    $  12,496    $         0     $   389,917
Intercompany sales                                             3,576        2,730            0        (6,306)               0
Depreciation and amortization..........................        8,611        9,624          216              0          18,451
Operating profit (loss), before merger &
  acquisition costs and other unusual items............     (12,035)        7,734        (235)          (150)         (4,686)
Total assets...........................................  $   591,718   $  315,805    $  11,644    $ (344,578)     $   574,589

1999

Customer sales.........................................  $   186,440   $  310,453    $  15,481    $         0     $   512,374
Intercompany sales.....................................        2,470        3,418          119        (6,007)               0
Depreciation and amortization..........................        7,256       11,787          236              0          19,279
Operating profit, before merger & acquisition
  costs and other unusual items........................        1,061       19,283          196          (173)          20,367
Total assets...........................................  $   625,418   $  435,311    $  14,924    $ (370,633)     $   705,020


* Include corporate expenses.


Reconciliation from segment reporting to consolidated condensed statement of earnings:

                                                      Three months ended                 Nine months ended
                                                          August 31                         August 31
                                                   2000              1999              2000            1999
                                               ------------     --------------      -----------     -----------
Segment operating profit (loss)                $      1,039     $        8,901      $   (4,686)     $    20,367
Merger and acquisition costs and other
  unusual items..............................      (13,146)            (1,292)         (18,594)     $   (6,115)
                                               ------------     --------------      -----------     -----------

  Operating profit (loss)....................  $   (12,107)     $        7,609      $  (23,280)     $    14,252
                                               ------------     --------------      -----------     -----------


6. COMPREHENSIVE LOSS

The table below summarizes comprehensive loss for the three and nine month periods ended August 31, 2000 and 1999.

                                                         Three months                        Nine months
                                                             ended                              ended
                                                           August 31                          August 31
                                                     2000              1999              2000            1999
                                                 ------------     --------------     -----------     -----------
Net loss......................................   $   (30,196)     $     (5,448)      $  (68,052)     $  (30,873)
Other comprehensive loss:
Foreign currency translation adjustments......   $    (7,675)             (975)         (18,607)        (36,164)
                                                 ------------     -------------      -----------     -----------

Comprehensive loss............................   $   (37,871)     $     (6,423)      $  (86,659)     $  (67,037)
                                                 ============     =============      ===========     ===========

7. RESTRUCTURING CHARGES

Included in accrued liabilities are certain costs the Company will incur to effect an integration and rationalization plan for the RPS Division's operations. These costs represent involuntary termination and other closure costs in connection with closing redundant manufacturing and service operations. These accrued costs do not include costs associated with consolidation of previously existing Tokheim subsidiaries, which will be expensed as incurred or separately accrued once all criteria for accrual are met, nor do these costs benefit future periods. The Company expects the integration and rationalization plan to be substantially completed by the end of fiscal year 2000. The table below summarizes the accrued liability activity by major category and initiative for the three and nine month periods ended August 31, 2000.

                                                                   Charges                    Charges
                                                  November 30,        to         May 31,         to        August 31
                                                       1999        Accrual        2000        Accrual         2000
Involuntary termination benefits................  $    8,006     $   (1,994)    $   6,012    $    (342)    $   5,670
Facility closure and other closure costs........         211           (158)           53          (17)           36
Lease and contract termination fees.............         381           (188)          193          (94)           99
                                                  ------------   -----------    ---------    ----------    ---------

Total accrued integration and
  rationalization costs.........................  $    8,598     $   (2,340)    $   6,258    $    (453)    $   5,805
                                                  ============   ===========    =========    ==========    =========


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

The table below summarizes the accrued liability activity by major category and initiative for the three and nine month periods ended August 31, 2000.

                                                                   Charges                   Charges
                                                   November 30,      to         May 31,        to          August 31
                                                       1999        Accrual        2000       Accrual         2000
Involuntary termination benefits................  $     2,442    $    (896)    $   1,546    $  (1,053)     $     493
Facility closure and other closure costs........          460          (42)          418         (112)           306
Lease and contract termination fees.............          138         (113)           25          (15)            10
                                                  -----------    ----------    ---------    ----------     ---------
Total accrued integration and
  rationalization costs.........................  $     3,040    $  (1,051)    $   1,989    $  (1,180)     $     809
                                                  ===========    ==========    =========    ==========     =========


8. EARNINGS PER SHARE

The Company presents two earnings per share ("EPS") amounts, Basic and Diluted. Basic EPS is calculated based on earnings available to common shareholders and the weighted average number of common shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock, such as stock issuable pursuant to conversion of preferred stock or the exercise of stock options and warrants outstanding. The incremental shares from conversions of preferred stock or the exercise of stock options and warrants were not included in computing diluted EPS for the three and nine month periods ended August 31, 2000 and 1999 since the effect is antidilutive during periods when a loss from continuing operations is reported.

For the three months ended August 31, 2000, the weighted average of potentially issuable common shares included 787,707 shares of convertible preferred stock outstanding and 2,499,527 shares related to warrants issued to Schlumberger. For the nine months ended August 31, 2000, the weighted average of potentially issuable common shares included 787,707 shares of convertible preferred stock outstanding and 2,516,216 shares related to warrants issued to Schlumberger.

9. GUARANTOR AND NONGUARANTOR FINANCIAL STATEMENTS

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

The following unaudited condensed consolidating financial information presents:

1) Condensed consolidating financial statements as of August 31, 2000, and November 30, 1999 and for the three and nine month periods ended August 31, 2000 and the nine month period ended August 31, 1999, of (a) Tokheim Corporation, the parent; (b) the guarantor subsidiaries; (c) the nonguarantor subsidiaries; and (d) the Company on a consolidated basis.

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


                                        Consolidated Condensed Statement of Earnings
                                         For the three months ended August 31, 2000
                                                   (Amounts in thousands)
                                                           Guarantor      Nonguarantor                      Consolidated
                                             Parent      Subsidiaries     Subsidiaries     Eliminations         Total

                                           ----------     -----------     ------------     -----------     ---------------

Net sales............................. $       37,355 $        13,165 $         77,794 $       (5,646) $           122,668
Cost of sales, exclusive of items listed below 29,203           9,547           62,829         (5,646)              95,933
Selling, general, and administrative expenses   6,615           3,601            9,613              --              19,829
Depreciation and amortization................   2,243             800            2,824                               5,867
Merger and acquisition costs and other
unusual items..............................     7,276           5,046              824               -              13,146
                                           ----------     -----------     ------------     -----------     ---------------

Operating profit (loss)...............        (7,982)         (5,829)            1,704              --            (12,107)
Interest (income) expense, net........          1,740           6,567            6,796              --              15,103
Foreign currency (gain) loss..........           (90)             338              402              --                 650
Equity in (earnings) loss of consolidated      20,499              --               --        (20,499)                  --
subsidiaries..........................
Minority interest in subsidiaries.....             --              --               12              --                  12
Other (income) expense, net...........             11            (54)              596              --                 553
                                           ----------     -----------     ------------     -----------     ---------------

Loss before reorganization costs, income taxes
and extraordinary loss................       (30,142)        (12,680)          (6,102)          20,499            (28,425)
Reorganization costs..................             --           1,450               --              --               1,450
                                           ----------     -----------     ------------     -----------     ---------------

Loss before income taxes and extraordinary   (30,142)        (14,130)          (6,l02)          20,499            (29,875)
loss..................................
Income tax expense (benefit)..........             54              --              267              --                 321
                                           ----------     -----------     ------------     -----------     ---------------

Loss before extraordinary loss........       (30,196)        (14,130)          (6,369)          20,499            (30,196)
Extraordinary loss on debt extinguishment          --              --               --              --                  --
                                           ----------     -----------     ------------     -----------     ---------------

Net (loss)............................ $     (30,196)   $    (14,130)   $      (6,369)   $      20,499   $        (30,196)
                                           ----------     -----------     ------------     -----------     ---------------





                                        Consolidated Condensed Statement of Earnings
                                          For the nine months ended August 31, 2000
                                                   (Amounts in thousands)
                                                           Guarantor      Nonguarantor                      Consolidated
                                             Parent      Subsidiaries     Subsidiaries     Eliminations         Total

                                           ----------     -----------     ------------     ------------    ---------------

Net sales............................. $      115,282 $        41,510 $        248,512 $       (15,387) $          389,917
Cost of sales, exclusive of items listed below 90,983          30,243          200,308         (15,387)            306,147
Selling, general, and administrative expenses  21,338          17,478           31,189               --             70,005
Depreciation and amortization.........          6,483           2,092            9,876               --             18,451
Merger and acquisition costs and other
unusual items..............................     7,639           8,346            2,609               --             18,594
                                           ----------     -----------     ------------     ------------    ---------------

Operating profit (loss)...............       (11,161)        (16,649)            4,530               --           (23,280)
                                           ----------     -----------     ------------     ------------    ---------------

Interest expense, net.................          4,453          19,237           20,935               --             44,625
Foreign currency (gain) loss..........          (225)            (56)              734               --                453
Equity in (earnings) loss of consolidated      52,443              --               --         (52,443)                 --
subsidiaries..........................
Minority interest in subsidiaries.....             --              --               61               --                 61
Other (income) expense, net...........             59           (245)            (269)               --              (455)
                                           ----------     -----------     ------------     ------------    ---------------

Loss before reorganization costs, income taxes
and extraordinary loss................       (67,891)        (35,585)         (16,931)           52,443           (67,964)
Reorganization costs..................             --           1,450               --               --              1,450
                                           ----------     -----------     ------------     ------------    ---------------

Loss before income taxes and extraordinary   (67,891)        (37,035)         (16,931)           52,443           (69,414)
loss..................................
Income tax expense (benefit)..........            161         (1,892)              369               --            (1,362)
                                           ----------     -----------     ------------     ------------    ---------------

Loss before extraordinary loss........       (68,052)        (35,143)         (17,300)           52,443           (68,052)
Extraordinary loss on debt extinguishment          --              --               --               --                 --
                                           ----------     -----------     ------------     ------------    ---------------

Net (loss)                             $     (68,052) $      (35,143) $       (17,300) $         52,443 $         (68,052)
                                           ----------     -----------     ------------     ------------    ---------------




                                        Consolidated Condensed Statement of Earnings
                                          For the nine months ended August 31, 1999
                                                   (Amounts in thousands)
                                                           Guarantor      Nonguarantor                      Consolidated
                                             Parent      Subsidiaries     Subsidiaries     Eliminations         Total

                                           ----------     -----------     ------------     ------------    ---------------

Net sales............................. $      121,653 $        68,050 $        332,923 $       (10,252) $          512,374
                                           ----------     -----------     ------------     ------------    ---------------

Cost of sales, exclusive of items listed below 93,104          47,608          263,539         (10,252)            393,999
Selling, general, and administrative expenses  20,429          19,947           38,353               --             78,729
Depreciation and amortization.........          3,755           3,464           12,060               --             19,279
Merger and acquisition costs and other
unusual items..........................           887             687            4,541               --              6,115
                                           ----------     -----------     ------------     ------------    ---------------

Operating profit (loss)...............          3,478         (3,656)           14,430                0             14,252
                                           ----------     -----------     ------------     ------------    ---------------

Interest (income) expense, net........         10,169           (326)           28,101              (0)             37,944
Foreign currency loss.................            316             800            1,256               --              2,372
Equity in (earnings) loss of consolidated
subsidiaries..........................         12,874              --               --         (12,874)                 --
Minority interest in subsidiaries.....             --              --               88               --                 88
Other (income) expense, net...........          4,689        (23,909)           18,172               --            (1,048)
                                           ----------     -----------     ------------     ------------    ---------------

Earnings (loss) before income taxes...       (24,570)          19,779         (33,187)           12,874           (25,104)
Income taxes..........................             54           (335)            (198)              (1)              (480)
                                           ----------     -----------     ------------     ------------    ---------------

Earnings (loss) before extraordinary item    (24,624)          20,114         (32,989)           12,875           (24,624)
Extraordinary loss on debt extinguishment     (6,249)              --               --               --            (6,249)
                                           ----------     -----------     ------------     ------------    ---------------

Net earnings (loss)................... $     (30,873) $        20,114 $       (32,989) $         12,875 $         (30,873)
                                           ----------     -----------     ------------     ------------    ---------------




                                     Consolidated Condensed Balance Sheet
                                             As of August 31, 2000
                                            (Amounts In thousands)



                                                      Guarantor     Nonguarantor                    Consolidated
                                         Parent      Subsidiaries    Subsidiaries   Eliminations        Total
                                       ----------    -----------    -------------   ------------   --------------
ASSETS
Current assets:

Cash and cash equivalents.............   $  2,744      $   6,293       $    5,952    $        --       $   14,989
Accounts receivables, net.............     51,959         53,396           82,069       (83,142)          104,282
Inventories, net......................     20,209          7,898           51,642          (584)           79,165
Other current asset...................      2,074             801          10,578             --           13,453

Total current assets..................     76,986         68,388          150,241       (83,726)          211,889

Investments in subsidiaries...........     71,345         12,350            6,537       (90,232)                -

Property, plant, and equipment, net...     26,521         10,559           27,661              0           64,741
Goodwill, net.........................    106,970         27,729          144,646              0          279,345
Other non-current assets and deferred
charges, net..........................    243,278        257,315            4,898      (486,877)           18,614

Total assets..........................   $525,100      $ 376,341       $  333,983   $  (660,835)     $    574,589
                                       ----------    -----------    -------------   ------------   --------------

LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT)
Liabilities subject to compromise
   Senior subordinated notes..........   $189,607        $    --          $    --      $      --       $  189,607
   Junior subordinated payment in kind     49,195             --               --             --           49,195
   note
   Accrued interest...................     12,633             --               --             --           12,633
   Accrued liabilities................     13,507            206               --             --           13,713

Total liabilities subject to compromise   264,942            206               --             --          265,148

Liabilities not subject to compromise
   Notes payable, bank credit agreement        --             --               --             --               --
   Current maturities of other long-term debt  --             --            2,135             --            2,135
   DIP financing......................      5,000             --               --             --            5,000
   Cash overdrafts....................         --              2           14,827             --           14,829
   Accounts payable...................     58,413         34,401           49,784       (83,142)           59,456
   Accrued expenses...................     30,359         12,919           23,480              -           66,758

Total current liabilities                 358,714         47,528           90,226       (83,142)          413,326

Notes payable, bank credit agreement..     30,230        193,537               91             --          223,858
Senior subordinated notes.............         --             --               --             --               --
Junior subordinated payment in kind notes      --             --               --             --               --
Other long-term debt, less current          6,000        238,802          244,716      (486,877)            2,641
maturitie
Guaranteed Employees' Stock Ownership       2,956             --               --             --            2,956
   Plan obligation....................
Post-retirement benefit liability.....     15,129             --            3,390             --           18,519
Other long-term liabilities...........        476          (220)              851          (104)            1,003

                                          413,505        479,647          339,274      (570,123)          662,303

Redeemable convertible preferred stock     24,000             --               --             --           24,000
Guaranteed Employees' Stock Ownership Plan
   obligation.........................    (2,956)             --               --             --          (2,956)
Treasury stock, at cost...............    (4,307)             --               --             --          (4,307)
                                           16,737             --               --             --           16,737

Common stock..........................     90,375             --            7,595        (7,595)           90,375
Common stock warrants.................    26 ,187             --               --             --           26,187
Accumulated comprehensive loss........    (8,023)       (53,043)         (18,486)        (8,132)         (87,684)
Accumulated deficit                      (13,150)        (50,263)           5,600       (74,985)        (132,798)

                                           95,389      (103,306)          (5,291)       (90,712)        (103,920)
Less treasury stock, at cost..........      (531)             --               --             --            (531)

                                           94,858       (103,306)          (5,291)      (90,712)        (104,451)

                                          111,595      (103,306)          (5,291)       (90,712)         (87,714)

Total liabilities and shareholders' equity
(deficit).............................  $ 525,100    $   376,341       $  333,983   $  (660,835)      $   574,589
                                       ----------    -----------    -------------   ------------   --------------




                    Consolidated Condensed Balance Sheet
                          As of November 30, 1999
                           (Amounts In thousands)


                                                    Guarantor      Nonguarantor                     Consolidated
                                       Parent       Subsidiaries   Subsidiaries    Eliminations       Total
                                      ----------    -----------    -------------   ------------   --------------

ASSETS
Current assets:

Cash and cash equivalents........       $  1,657       $  2,705         $ 10,075     $        --        $  14,437
Accounts receivables, net........         56,905         83,987          132,423       (104,750)          168,565
Inventories, net.................         27,438         10,087           56,068            (65)           93,528
Other current assets.............          1,941          1,066            9,591              --           12,598

Total current assets.............         87,941         97,845          208,157       (104,815)          289,128
Investments in subsidiaries......         66,312        250,201            6,527       (323,040)               --
Property, plant, and equipment, net       24,665         11,244           36,067              --           71,976
Goodwill, net....................         97,673         10,175          181,390              --          289,238
Other non-current assets and deferred
charges, net.....................        216,588         75,200            5,549       (256,877)           40,460

Total assets.....................       $493,179       $444,665         $437,690      $(684,732)         $690,802
                                  --------------   ------------    -------------    ------------   --------------

LIABILITIES AND SHAREHOLDERS EQUITY
(DEFICIT)
Current maturities of long-term debt$         --     $    7,500     $      2,944    $         --     $     10,444
Notes payable to banks                        --             --              287              --              287
Cash overdrafts                               --            514           11,807              --           12,321
Accounts payable                          79,968         25,303           83,989       (104,749)           84,511
Accrued expenses                          45,619         14,943           50,945              --          111,507

Total current liabilities                125,587         48,260          149,972       (104,749)          219,070
Notes payable, bank credit agreement      19,599        184,685               --              --          204,284
Senior subordinated notes........        198,681             --               --              --          198,681
Junior subordinated Payment In Kind           --         45,020               --              --           45,020
note.............................
Other long-term debt, less current
maturities.......................          6,000             --          254,895       (257,727)            3,168
Guaranteed Employees' Stock Ownership
   Plan obligation...............          4,351             --               --              --            4,351
Post-retirement benefit liability         14,842             --            3,851              --           18,693
Other long-term liabilities......            476          (216)            4,764            (98)            4,926

                                         369,536        277,749          413,482       (362,574)          698,193

Redeemable convertible preferred stock    24,000             --               --              --           24,000
Guaranteed Employees' Stock Ownership
Plan obligation..................        (4,351)             --               --              --          (4,351)
Treasury stock, at cost..........        (4,210)             --               --              --          (4,210)

                                          15,439             --               --              --           15,439

Common stock.....................         90,375        234,966           65,046       (300,012)           90,375
Common stock warrants............         20,000             --               --              --           20,000
Accumulated comprehensive loss...        (8,023)       (35,360)         (17,013)         (8,681)         (69,077)
Retained earnings (accumulated deficit)    6,383        (32,690)        (23,825)        (13,465)         (63,597)

                                         108,735        166,916           24,208       (322,158)         (22,299)

Less treasury stock, at cost.....          (531)             --               --              --            (531)

                                         108,204        166,916           24,208       (322,158)         (22,830)
Total liabilities and shareholders'
equity (deficit).................       $493,179       $444,665         $437,690      $(684,732)        $ 690,802
                                  --------------   ------------    -------------    ------------   --------------




                                         Consolidated Condensed Statement of Cash
                                                          Flows
                                        For the nine months ended August 31, 2000
                                                  (Amounts in thousands)

                                                         Guarantor     Nonguarantor    Eliminations   Consolidated
                                            Parent      Subsidiaries   Subsidiaries                       Total
                                           ---------    ------------   ------------    -----------    ------------

Cash flows from operating activities:
Net cash provided from (used in) operating
activities............................ $    (57,755)  $        9,686 $     (21,896) $       52,149 $      (17,816)
                                           ---------    ------------   ------------    -----------    ------------

Cash flows from investing activities:
Plant and equipment additions/transfers      (4,853)           (370)        (2,263)             --         (7,486)
Proceeds from the sale/transfers of property
and equipment.......................            (1)              --          1,099             --           1,098
Investments in and advances to subsidiaries,
net...................................       52,149              --             --       (52,149)              --
Net cash provided from (used in) investing
activities............................       47,295           (370)        (1,164)       (52,149)         (6,388)
                                           ---------    ------------   ------------    -----------    ------------

Cash flows from financing activities:
Increase (decrease) in other debt.....            --             976          (785)             --             191
Increase in notes payable banks, bank credit
agreement.............................        10,896           5,060             --             --          15,956
Increase (decrease) DIP financing.             5,000                                            --           5,000
Increase (decrease) in cash overdraft             --           (513)          4,379             --           3,866
Deferred debt issuance costs                 (2,324)              --             --             --         (2,324)
Other                                           (97)              --             --             --            (97)
Preferred stock dividends                    (1,150)              --             --             --         (1,150)
                                           ---------    ------------   ------------    -----------    ------------

Net cash provided from financing activities   12,325           5,523          3,594             --          21,442
                                           ---------    ------------   ------------    -----------    ------------

Effect of translation adjustments on cash      (778)        (11,251)         15,343             --           3,314
                                           ---------    ------------   ------------    -----------    ------------

Increase (decrease) in cash                    1,087           3,588        (4,123)             --             552
Beginning of year                              1,657           2,705         10,075             --          14,437
                                           ---------    ------------   ------------    -----------    ------------

End of period                               $  2,744        $  6,293      $   5,952       $     --      $   14,989
                                           ---------    ------------   ------------    -----------    ------------



                                         Consolidated Condensed Statement of Cash
                                                          Flows
                                        For the nine months ended August 31, 1999
                                                  (Amounts in thousands)

                                                         Guarantor     Nonguarantor   Eliminations     Consolidated
                                            Parent      Subsidiaries   Subsidiaries                     Total
                                          ----------    ------------   ------------    -----------    ------------

Cash flows from operating activities:

Net cash provided from (used in) operating
activities............................ $    (28,377)  $        1,668 $      (4,832) $       12,874 $      (18,667)
                                          ----------    ------------   ------------    -----------    ------------

Cash flows from investing activities:
Plant and equipment additions/transfers     (12,180)           2,550        (6,065)             --        (15,695)
Proceeds from the sale/transfers of property
  and equipment.......................         8,535         (6,950)          2,257             --           3,842

Investments in and advances to subsidiarie,
net...................................        12,874              --             --       (12,874)               -
Net cash provided from (used in) investing
activities............................         9,229         (4,400)        (3,808)       (12,874)        (11,853)
                                          ----------    ------------   ------------    -----------    ------------

Cash flows from financing activities:
Redemption of senior notes............      (22,500)              --             --             --        (22,500)
Proceeds from 11.0% senior subordinated      209,647              --             --             --         209,647
notes.................................
Redemption of senior subordinated notes    (170,000)              --             --             --       (170,000)
Increase (decrease) in other debt.....            --              --          (280)             --           (280)
Increase (decrease) in cash overdraft.         (131)             (6)          5,967             --           5,830
Increases in term debt................        17,000           4,000             --             --          21,000
Deferred debt issuance costs..........       (9,992)              --             --             --         (9,992)
Premiums paid on debt extinguishment..         (555)              --             --             --           (555)
Other.................................           890              --             --             --             890
Proceeds from issuance of common stock            22              --             --             --              22
Preferred stock dividends.............       (1,124)              --             --             --         (1,124)
                                          ----------    ------------   ------------    -----------    ------------

Net cash provided from financing activities   23,257           3,994          5,687             --          32,938
                                          ----------    ------------   ------------    -----------    ------------

Effect of translation adjustments on cash    (2,207)         (2,717)        (3,310)             --         (8,234)
                                          ----------    ------------   ------------    -----------    ------------

Increase (decrease) in cash...........         1,902         (1,455)        (6,263)                        (5,816)
Beginning of year.....................           849           5,381         20,571             --          26,801
                                          ----------    ------------   ------------    -----------    ------------

End of period.........................         2,751           3,926         14,308             --          20,985
                                          ----------    ------------   ------------    -----------    ------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Tokheim Corporation, including its subsidiaries ("Tokheim" or the "Company"), is the world's largest manufacturer and servicer of electronic and mechanical petroleum dispensing systems. These systems include petroleum dispensers and pumps, retail automation systems (including point-of-sale ("POS") systems), dispenser payment or "pay-at-the-pump" terminals, replacement parts and upgrade kits. The Company provides products and services to customers in more than 80 countries. The Company is the largest supplier of petroleum dispensing systems in Europe, Africa, Canada, and Mexico, and one of the largest in the United States. The Company also has established operations in Asia and Latin America.

Results of Operations

Consolidated sales for the three month period ended August 31, 2000 were $122.7 million compared to $169.2 million for the comparable 1999 three month period. Sales for North America decreased 22.8% for the three month period from $61.2 million in 1999 to $47.3 million in 2000. European sales decreased 30.4% from $102.6 million in 1999 to $71.4 million in the three month period ended August 31, 2000. African sales decreased 24.6% from $5.3 million in 1999 to $4.0 million in the 2000 three month period.

Consolidated sales for the nine month period ended August 31, 2000 were $389.9 million compared to $512.4 million in the comparable 1999 nine month period. Sales for North America decreased 20.6% from $186.4 million in 1999 to $148.0 million for the nine month period in 2000. European sales decreased 26.1% from $310.5 million in 1999 to $229.4 million in 2000. African sales decreased 19.3% from $15.5 million in the 1999 nine month period to $12.5 million in the comparable 2000 period. Sales for the three and nine month periods of 2000 were adversely affected by lower POS sales attributable to Y2K purchases last year, industry declines in the major oil company, distributor, and commercial channels of distribution and exchange rate fluctuations. The impact of exchange rate fluctuations, especially the weakening of the EURO, was a decrease in sales for the three and nine month periods ended August 31, 2000 of 9.3% and 7.7%, respectively.

Gross margins as a percent of sales (defined as net sales less cost of sales divided by net sales) decreased from 23.8% in the three month period ended August 31, 1999 to 21.8% in the 2000 three month period. For the nine month period ended August 31, gross margins decreased from 23.1% in 1999 to 21.5% in 2000. The decline in gross margin for the three and nine month periods of 2000 was primarily due to a greater relative proportion of service contract sales which provide a lower margin than dispenser and POS sales.

Selling, general, and administrative ("SG&A") expenses as a percent of sales for the three and nine month periods ended August 31, 2000 were 16.2% and 18.0%, respectively, compared to 14.8% and 15.4% in the three and nine month periods of 1999. These percentage increases are due to lower sales in the three and nine month periods of 2000 compared to 1999. SG&A expenses have decreased from $25.0 million in the three month period ended August 31, 1999 to $19.8 in the comparable 2000 period. SG&A expenses have decreased from $78.7 million in the nine month period ended August 31, 1999 to $70.0 in the 2000 period. Variable costs for the three and nine month periods ended August 31, 2000 were lower than the comparable 1999 period due to the decrease in sales. The continued integration and rationalization of the RPS division and the realization of cost savings through these programs also contributed to this decline.

Depreciation and amortization expense for the three and nine month periods ended August 31, 2000 was $5.9 million and $18.5 million, respectively, compared to $6.3 million and $19.3 million in the comparable 1999 periods. This expense decreased due to the increasing age of the Company's fixed assets.

Net interest expense for the three and nine month periods ended August 31, 2000 was $15.1 million and $44.6 million, respectively, compared to $13.3 million and $37.9 million in the comparable 1999 periods. This change was due to increased borrowings, higher interest rates, and increased amortization of fees associated with amending the Company's credit agreement.

Foreign currency loss for the three month period ended August 31, 2000 was $0.7 million compared to a gain of $0.5 million for the comparable period in 1999. The foreign currency loss for the nine month period ended August 31, 2000 was $0.5 million compared to a loss of $2.4 million in the comparable 1999 period. Foreign currency gains and losses were caused by fluctuations in the EURO and other foreign currency exchange rates relative to the dollar. The Company adjusted, on a monthly basis, current obligations payable in foreign currencies, including, but not limited to, interest owed on 75,000,000 EURO denominated senior subordinated notes.

Income taxes for the three month period ended August 31, 2000 was an expense of $0.3 million mainly related to taxes on foreign operations. The comparable period in 1999 was $0.0 million. Income taxes for the nine month period ended August 31, 2000 was a benefit of $1.4 million compared to a benefit of $0.5 million for the comparable period in 1999. These benefits resulted primarily from changes to prior year income tax estimates.

On August 11, 2000, the Company settled a claim made by the former shareholders of MSI out of court for an amount of $7 million. As a condition of the settlement document, the former shareholders of MSI, to whom the award was made have agreed to be treated in a similar fashion to the holders of the senior and junior subordinated notes in the bankruptcy proceeding. This award has been accrued for and classified as "a liability subject to compromise" in the consolidated condensed balance sheet. This claim will be settled in the form of stock in the newly reorganized company.

As a result of the above mentioned items, loss applicable to common stock was $30.6 million or $2.41 per diluted common share for the three months ended August 31, 2000 compared to a loss applicable to common stock of $5.8 million or $0.46 per diluted common share for the same period in 1999. Loss applicable to common stock was $69.2 million or $5.46 per diluted common share for the nine month period ended August 31, 2000, compared to a loss applicable to common stock of $32.0 million or $2.52 per diluted common share for the comparable 1999 period. The nine month net loss for 1999 consisted of a loss before extraordinary loss, including preferred stock dividends, of $25.7 million or $ 2.03 per diluted common share plus an extraordinary loss from debt extinguishment of $6.2 million or $0.49 loss per diluted common share.


LIQUIDITY AND CAPITAL RESOURCES

Background and liquidity concerns:

Beginning in early 1999, shortly after the RPS Division acquisition, the Company's sales slowed as a result of a decrease in sales to major oil companies (MOCs). During 1999, the MOCs underwent unprecedented consolidation. During this period of consolidation, the MOCs devoted much of their resources to corporate and systems integration, divestiture of redundant operations and reevaluation of global strategies, rather than capital expenditures on dispensers and POS systems. At the same time, depressed crude oil prices throughout 1999 decreased MOCs' profitability and, therefore, reduced their budgeted capital expenditures for equipment. Due to the decrease in revenues, the Company was not able to make the interest payment on the Senior Subordinated Notes due on August 1, 2000 and was also unable to meet certain financial covenants in its bank credit agreement at August 31, 2000.

On August 28, 2000, the Company filed a Joint Prepackaged Plan of Reorganization (the "Plan") for the Company and its U.S. subsidiaries pursuant to Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware. The Bankruptcy Court confirmed the Company's Plan on October 4, 2000. The Company emerged from bankruptcy as of October 20, 2000, the effective date of the Plan.

The Plan provided that, among other things, (i) the existing bank credit agreement was restructured to comprise a four year, eleven month senior term facility of $140 million and a four year, eleven month trust debt facility of $100 million on which trust debt interest will be accrued but not paid until at least December 31, 2002; (ii) the Company's bank group provided, in addition to the $240 million facilities detailed above, a debtor-in-possession financing (the "DIP Financing") facility with available borrowings of $48 million which was converted into a revolving credit facility upon the Company's emergence from the reorganization; (iii) members of the bank group received warrants with a five year term to purchase 678,334 shares of new common stock at an exercise price of $0.01 per share; (iv) in exchange for their Notes, the holders of $260 million of senior and junior subordinated notes and certain other unsecured creditors received 4,500,000 shares of new common stock representing 90% of the equity value of the restructured Company, subject to dilution for warrants to existing shareholders and management options; (v) the Company's employees' rights to receive cash redemption of preferred stock held by the Retirement Savings Plan were preserved; and (vi) the Company's approximately 12,669,000 shares of outstanding common stock were cancelled and existing holders of common stock received "out of the money" warrants with a six year term giving them the right to acquire an aggregate of 549,451 shares of the new common stock of the reorganized Company at an exercise price of $49.50 per share.

Liabilities Subject to Compromise

As a result of the Chapter 11 proceedings, certain prepetition liabilities were reclassified to liabilities subject to compromise at August 31, 2000. These claims will be settled in accordance with the Plan. The liabilities subject to compromise are reflected on the consolidated condensed balance sheet as of August 31, 2000 as follows: (in thousands)


Senior subordinated notes                       $189,607
Junior subordinated payment in kind notes         49,195
Accrued interest                                  12,633
Other accrued liabilities                         13,713
                                              ----------

Total liabilities subject to compromise         $265,148

As a result of the Chapter 11 proceedings and the related Plan, an extraordinary gain on the forgiveness of debt approximating $265.1 million is expected to be recognized in the consolidated statement of operations in October 2000, prior to the adoption of fresh start accounting.

Reorganization costs incurred in the period subsequent to Chapter 11 proceedings on August 28, 2000, but before the end of the third quarter at August 31, 2000 totaled $1.5 million. These costs related to fees to secure the DIP Financing.

Prior to the Chapter 11 proceedings on August 28, 2000, the Company incurred certain costs related to the Plan, approximating $4.7 million, that are classified as merger and acquisition costs and other unusual items on the Consolidated Condensed Statement of Earnings. These costs consisted primarily of professional fees. The components of merger and acquisition costs and other unusual items for the three and nine month periods ended August 31, 2000 and 1999 are as follows:


                                                              Three months ended           Nine months ended
                                                                  August 31,                   August 31,
                                                             2000            1999          2000          1999

Pre-petition reorganization costs                       $        4,450  $           -- $       4,724  $        --
Settlement with former shareholders of MSI                       7,000              --         7,000           --
Employee compensation and expenses related to the RPS              386             649         1,496        3,805
Integration plan
Lease cancellation and other facility expenses                      60              75           175          269
Increased warranty and other product related costs                 329               1           762          320
Other                                                              921             567         4,437        1,721
                                                            ----------      ----------      --------     --------

Total                                                   $       13,146  $        1,292 $      18,594  $     6,115
                                                            ----------      ----------      --------     --------



Tokheim Corporation and Subsidiaries
Unaudited Pro Forma Consolidated Condensed Balance Sheet
August 31, 2000                                                      Reorganization Adjustments
                                                                                                    Pro forma
                                                                         Debt                      reorganized
                                                                      Discharge        Fresh      balance sheet
                                                      August 31,     & Refinance       Start        August 31,
                                                         2000                                          2000
ASSETS
Current assets:

Cash and cash equivalents                            $      14,989  $           -- $           -- $       14,989
Accounts receivable, net                                   104,282              --             --        104,282
Inventories, net                                            79,165              --             --         79,165
Other current assets                                        13,453              --             --         13,453
                                                        ----------     -----------    -----------     ----------

   Total current assets                                    211,889              --             --        211,889

Property, plant and equipment, net                          64,741              --             --         64,741
Other tangible assets                                        1,643              --             --          1,643
Intangible assets, net                                     279,345              --    (2)(279,345)            --
Other non-current assets, net                               16,971              --             --         16,971
Reorganization value in excess of amounts allocable to
identifiable assets                                             --              --    (2) 161,176        161,176
                                                        ----------     -----------    -----------     ----------

   Total assets                                      $     574,589  $           -- $    (118,169) $      456,420
                                                        ----------     -----------    -----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities subject to compromise:
Senior subordinated notes                            $     189,607  $  (1)(189,607)$           -- $           --
Junior subordinated payment in kind notes                   49,195     (1)  (49,195)           --             --
Accrued interest                                            12,633     (1)  (12,633)           --             --
Other accrued liabilities                                   13,713     (1)  (13,713)           --             --

   Total liabilities subject to compromise                 265,148       (265,148)             --             --

Liabilities not subject to compromise:
Current maturities of other long term debt                   2,135              --             --          2,135
DIP financing                                                5,000     (1)   (5,000)           --             --
Cash overdrafts                                             14,829              --             --         14,829
Accounts payable                                            59,456              --             --         59,456
Accrued expenses                                            66,758              --             --         66,758
   Total current liabilities                               413,326       (270,148)             --        143,178
Notes payable, bank credit agreement                       223,858     (1)(223,858)            --             --
Other long term debt, less current maturities                2,641              --             --          2,641
Guaranteed employees' stock ownership plan obligation        2,956              --             --          2,956
Post-retirement benefit liability                           18,519              --             --         18,519
Other long-term liabilities                                  1,003              --             --          1,003
Term loans and revolving loans                                  --     (1)  145,000            --        145,000
Special loans                                                   --     (1)  100,000            --        100,000
Debt discount for bank warrants and Series A Senior Preferred   --     (1)   (6,877)           --        (6,877)
Stock
   Total liabilities                                       662,303       (255,883)             --        406,420

Redeemable convertible preferred stock                      24,000              --    (2) (13,875)        10,125
Guaranteed employees' stock ownership plan obligation      (2,956)              --             --        (2,956)
Treasury stock, at cost                                    (4,307)              --    (2)   4,307             --
Series A Senior Preferred Stock                                 --              --     (2)    100            100
                                                        ----------     -----------    -----------     ----------

   Total preferred equity                                   16,737              --        (9,468)          7,269

Common stock                                                90,375              --    (1) (90,375)            --
Common stock warrants                                       26,187              --    (1) (26,187)            --
Accumulated comprehensive loss                            (87,684)              --    (3)   87,684            --
Accumulated deficit                                      (132,798)              --    (3)  132,798            --
New common stock                                                --              --    (1)    4,500         4,500
New warrants issued to bank group                               --              --    (1)    6,777         6,777
New warrants issued for old cancelled shares                    --              --    (1)    1,422         1,422
Additional paid in capital                                      --              --    (1)   30,032        30,032
                                                          (87,183)              --        137,183         50,000
   Less treasury stock, at cost                              (531)              --    (1)       531           --
                                                        ----------     -----------    -----------     ----------

   Total shareholders' equity                             (87,714)              --        137,714         50,000
                                                        ----------     -----------    -----------     ----------

Total liabilities and shareholders' equity (deficit) $     574,589  $    (255,883) $      137,714 $      456,420
                                                        ----------     -----------    -----------     ----------


The unaudited pro forma consolidated condensed balance sheet prepared as of August 31, 2000 included above illustrates the effect of the Company's plan of reorganization and the effect of implementing certain fresh start accounting adjustments as if the Plan had been effective on August 31, 2000. The adjustments are limited to presenting (a) the Company's reorganized capital structure, including its new credit agreement, (b) the effect of discharging the senior and junior subordinated notes, (c) the elimination of existing goodwill and debt issuance costs associated with debt that has been discharged or refinanced, (d) the elimination of the accumulated deficit and comprehensive loss, and (e) the estimated liability for the discounted present value of the future redemption of preferred stock under the Company's existing guaranteed ESOP.

The pro forma consolidated condensed balance sheet prepared as of August 31, 2000 does not give effect to all adjustments necessary to state assets and liabilities at their estimated fair value. The Company will record these adjustments and allocate the estimated reorganization value to identifiable tangible and intangible assets based on their estimated fair value when fresh start accounting is adopted on the effective date of the Plan and the valuation process is completed.

The reorganization value used in preparing the unaudited consolidated condensed pro forma balance sheet was assumed to be $50 million for purposes of fresh start accounting. A description of the reorganization is as follows:

1. To record the discharge of the senior and junior subordinated notes and borrowings under the existing credit agreement, the cancellation of old common stock, warrants and treasury stock, and the issuance of new common stock, Series A Senior Preferred Stock and warrants pursuant to the Plan;

2. To record certain adjustments to state assets and liabilities at their estimated fair value, including the establishment of reorganization value in excess of amounts allocable to identifiable assets using the reorganization value discussed above. As stated above, these adjustments are limited to recording the elimination of existing goodwill and debt issuance costs associated with debt that has been discharged or refinanced, and the estimated liability for the discounted present value of the future redemption of preferred stock under the Company's existing guaranteed ESOP;

3. To eliminate the accumulated deficit and accumulated comprehensive loss (which consists of foreign currency translation losses).

In connection with the Chapter 11 proceedings discussed above, the Company entered into a $48 million debtor-in-possession financing agreement (the "DIP Financing") with its existing bank group led by AMSOUTH BANK and ABN AMRO BANK N.V. (collectively, the "DIP Lenders"). The Bankruptcy Court granted final approval of the DIP Financing on August 29, 2000. The DIP Financing provided for revolving credit based on eligible accounts receivable, inventory, and property, plant and equipment. The DIP Financing was used to fund working capital requirements and guarantee letter of credit obligations during the Chapter 11 proceedings, and to provide funds for general corporate purposes in the ordinary course of business. Interest is payable under the DIP Financing at the Company's option at the higher of the lenders' reference rate or the federal funds effective rate plus 0.5%, plus 2.50% per annum or the Eurodollar Rate plus 4.00% per annum. At August 31, 2000, the outstanding balance under the DIP Financing was $5 million.

As a result of the confirmation of the Company's Plan by the Bankruptcy Court, the DIP Financing was replaced by a Post Confirmation Credit Agreement (the "New Credit Agreement") on October 20, 2000. The New Credit Agreement, which was entered into by Tokheim Corporation and certain of its subsidiaries (the "Borrowers" or the "Company"), consists of a $140 million term facility (the "term loans") which is divided into a Tranche A term loan, a Tranche B term loan, and a $100 million trust facility referred to as the "special loans" in the New Credit Agreement. The New Credit Agreement also includes a $48 million revolving credit facility (the "revolving loans" - which includes letters of credit) that was converted from the DIP Financing discussed above.

Borrowings under the revolving loans are subject to certain borrowing base limitations related to eligible accounts receivable, inventory, and property, plant and equipment.

The term loans and revolving loans mature an September 20, 2005 and the special loans are due in $25 million installments on November 30, 2002-2004 and September 20, 2005.

Indebtedness under the term loans and revolving loans bears interest based upon (at the Company's option) (i) the Base Rate (defined as the higher of the federal funds rate (as adjusted pursuant to the New Credit Agreement) plus 0.50% and the applicable prime rate) plus an applicable margin of 3.50% for the term loans and 2.50% for the revolving credit loans, or (ii) the Eurodollar Rate (as defined in the New Credit Agreement) plus an applicable margin of 5.00% for the term loans and 4.00% for the revolving credit loans. Interest on the special loans is payable at an annual rate of 16.00%.

Accrued interest on Base Rate loans is payable in arrears on the last day of each calendar month and at maturity. Accrued interest on each Eurodollar Rate loan is payable on the last day of each interest period. Accrued interest on the special loans is capitalized and added to the unpaid principal on the interest payment date until maturity.

In consideration for the New Credit Agreement, the Company incurred certain fees in October 2000 approximating $1.5 million to the bank group along with warrants with a five year term to purchase 678,334 shares of the Company's common stock at an exercise price of $0.01 per share.

The Company also issued to the bank group shares of preferred stock with a liquidation preference of $.10 million with quarterly dividends at an annual rate of 16.00% (the "New Preferred Stock"). The holders of the New Preferred Stock are entitled to elect two directors to the Company's board of directors, voting as a separate class. In the event the Company has a payment default under the New Credit Agreement, the holders of the New Preferred Stock, voting as a separate class, will be entitled to elect a majority of the directors on the Company's board of directors.

The New Credit Agreement provides for commercial and standby letters of credit not to exceed $5 million and $3 million at any time, respectively. Interest is due on outstanding letters of credit at the Base Rate plus 2.50% per annum plus an additional 2.00% beginning on the third business day after receipt of notice from the lender that a payment was made on behalf of the Company. A nonrefundable fee is due monthly for each letter of credit equal to 4.00% per annum of the undrawn amount.

The Borrowers may prepay the term loans and special loans in whole or in part provided that the Company does not make any prepayment of the term loans if any special loans remain outstanding. The Company is required to make mandatory prepayments of the term loans, special loans, and revolving loans for excess cash flow (as defined in the New Credit Agreement, commencing with fiscal year 2002) and in the case of the receipt of net cash proceeds from asset sales, federal tax refunds, insurance recoveries, or the issuance of debt or equity securities, subject to certain exceptions. Premiums are charged on voluntary or mandatory prepayments of the term loans and special loans at a range of .50% to 2.00% of the outstanding principal balance depending an the date of the prepayment.

The New Credit Agreement requires the Company to maintain specified financial levels and ratios and to meet certain financial tests, including a minimum level of EBITDA (as defined in the New Credit Agreement), a fixed charge coverage ratio, an interest coverage ratio, a senior debt to EBITDA ratio, and a total debt to EBITDA ratio. The New Credit Agreement also contains covenants which, among other things, limit the amount of capital expenditures, the incurrence of additional indebtedness, the payment of dividends, transactions with affiliates, asset sales, acquisitions, investments, mergers and consolidations, prepayments of certain other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

At May 31, 2000 and August 31, 2000, the Company was in violation of several of its financial covenants under its bank credit agreement, including covenants relating to the senior leverage ratio, total leverage ratio, interest expense coverage ratio, fixed charge coverage ratio, minimum EBITDA, and the clean down or availability covenant on the working capital facility. No waiver for these instances of non-compliance is necessary because the Company has refinanced its bank credit agreement with the New Credit Agreement subsequent to August 31, 2000, as described above.

The Company's ability to maintain specified financial levels and meet financial ratios and tests in the future may be affected by events beyond its control. While the Company currently expects to be in compliance with the covenants and satisfy the financial ratios and tests in the future, there can be no assurance that the Company will meet such financial ratios and tests or that it will be able to obtain future amendments to the New Credit Agreement, if so needed, to avoid a default. In the event of default, the lenders could elect to declare all amounts borrowed under the New Credit Agreement to be due and payable.

Indebtedness of the Company under the New Credit Agreement (a) is collateralized by (i) a first perfected security interest in and lien on certain of the real and personal property assets of the Company (including claims against certain subsidiaries to which the Company has made intercompany loans) and the Company's direct and indirect material majority-owned U.S. subsidiaries, (ii) a pledge of 100% of the stock of the Company's direct and indirect material majority-owned U.S. subsidiaries, and (iii) a pledge of 65% of the stock of the Company's first-tier material foreign subsidiaries and (b) is guaranteed by all of the Company's direct and indirect majority-owned U.S. subsidiaries.

Cash used in operations for the nine month period ended August 31, 2000 was $17.8 million versus $18.7 million in the comparable period of 1999. During the nine month period for 2000 the Company reduced customer receivables by $51.2 million. The Company used these funds to reduce accounts payable and accrued expenses by $19.0 million and $14.3 million, respectively, and to fund operating losses.

Cash used in investing activities for the nine month period ended August 31, 2000 was $6.4 million compared to $11.9 million in the comparable 1999 period. The reduction in capital expenditures in the nine month period was caused by restricting capital spending as a result of the liquidity situation.

Cash provided from financing activities for the nine month period ended August 31, 2000 was $21.4 million compared to the same time period in 1999 of $32.9 million. The cash provided in the 2000 period is primarily attributable to increased borrowings from the Company's credit facilities.

The Company believes that operating cash flow and amounts available under its credit facilities will be sufficient for it to meet its debt service and other obligations and capital requirements in the future. It is uncertain, however, whether the Company will be able to generate sufficient cash flows; the Company's operating cash flow is dependent on factors beyond the Company's control, moreover, including general economic conditions in the markets the Company serves, there can be no assurance that actual operating cash flow will meet expectations.

As part of the purchase price of the RPS Division, the Company provided for certain costs it expects to incur to close down redundant operations in connection with the reorganization and rationalization of the RPS Division's operations. The Company has incurred $2.8 million of expenditures in the nine month period ended August 31, 2000 and expects to incur an additional $5.8 million which consists of $5.7 million of involuntary termination costs to reduce redundant staffing levels and approximately $1.0 million associated with lease breakage fees. These costs have been aggregated and included in accrued liabilities. The Company estimates the future cash expenditures necessary to close or consolidate certain of the existing, non-RPS Division locations to approximate $0.8 million.

New Accounting Pronouncements

The company is still considering the impact that accounting pronouncements recently issued by the Financial Accounting Standards Board and American Institute of Certified Public Accountants will have on the Consolidated Condensed Financial Statements as of August 31, 2000.


PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

   On October 16, 2000, a notice of appeal of the order of confirmation of the Plan was filed by Schlumberger. Schlumberger, which is involved in a dispute with the Company arising out of the Company's 1998 purchase of Schlumberger's RPS division, is appealing on the grounds that it was improperly classified as a Class 5A creditor in the Plan rather than as a Class 3 creditor. The claims of Class 5A creditors, to the extent allowed, will be satisfied through the receipt of common stock in the reorganized Company rather than cash, while Class 3 general unsecured creditors are unimpaired and will be paid in full in cash. Schlumberger made these same arguments in a formal objection filed prior to the hearing on Plan confirmation, which arguments were rejected by the bankruptcy court in confirming the Plan.

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

On August 11, 2000, the Company settled the claim out of court for an amount of $7 million. As a condition of the settlement document, the former shareholders of MSI, to whom the award was made, have agreed to be treated in a similar fashion to the holders of the senior and junior subordinated notes in the bankruptcy proceeding. This award has been accrued for and classified as "a liability subject to compromise" in the consolidated condensed balance sheet. This claim will be settled in the form of stock in the newly reorganized company.

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

During the first quarter of 2000, the Company advised the NYSE that, due to continuing low levels of business activity, it had decided not to proceed with a key element of the plan. On July 3, 2000, the Company was notified that it would be delisted from the NYSE as of July 14, 2000, for failing to meet the continued listing criteria. The Company's common stock began trading on the OTC Bulletin Board on Friday July 14, 2000, under the symbol "TOKM". Following the Effective Date, pursuant to the Plan, the Company common stock listed under the symbol "TOKM" has been cancelled and no longer trades on the OTC Bulletin Board.


Item 3.  Defaults Upon Senior Securities


Beginning in early 1999, shortly after the RPS Division acquisition, the Company's sales slowed as a result of a decrease in sales to MOCs. During 1999, the MOCs underwent unprecedented consolidation. During this period of consolidation, the MOCs devoted much of their resources to corporate and systems integration, divestiture of redundant operations and reevaluation of global strategies, rather than capital expenditures on dispensers and POS systems. At the same time, depressed crude oil prices throughout 1999 decreased MOCs' profitability and, therefore, reduced their budgeted capital expenditures for equipment. Due to the decrease in revenues, the Company determined that it would not be able to make the August 1, 2000 interest payment due on approximately $200 million of 11.375% Senior Subordinated Notes due 2008, comprised $123 million in aggregate principal amount of dollar notes (the "Dollar Notes") and Euro 75 million in aggregate principal amount (valued at approximately $75 million) of euro notes (the "Euro Notes" and, collectively with the Dollar Notes, the "Senior Subordinated Notes"). The Company also determined that it would be unable to meet certain financial covenants in the 1998 credit agreement (as amended, the "Prepetition Credit Agreement") which provided a $120 million revolving working capital facility due September 30, 2003 and an additional revolving loan facility in the amount of $10 million which expires on December 22, 2001. Tokheim was also in arrears with respect to interest under $40 million of 12.0% junior subordinated payment-in-kind notes due 2008 (the "Junior Subordinated Notes") and a three year $24 million loan facility granted by the Prepetition Lenders to fund the Company's employee stock ownership plan ("ESOP"). As of August 28, 2000, an aggregate amount of approximately $191 million in principal and $13 million in accrued interest was outstanding under the Senior Subordinated Notes. The aggregate obligation under the Prepetition Credit Agreement, as of August 28, 2000, was approximately $230 million, including $116 million on the revolving facility, including the additional revolving loan facility (both fully drawn) and a term loan balance of approximately $110 million. As of August 28, 2000, the aggregate obligations under the ESOP loan facility was approximately $4 million. As of August 28, 2000, an aggregate amount of approximately $50 million was outstanding under the Junior Subordinated Notes.


Item 4.  Submission of Matters to a Vote of Security Holders


(a) Pursuant to the approval of the Class 7 Solicitation Order by the Bankruptcy Court, holders of Company common stock outstanding immediately prior to the petition date were deemed to have rejected the Plan and, therefore, were not entitled to vote on the Plan.

(b) On August 16, 2000 the Company caused a copy of the disclosure statement, the Plan and the appropriate ballots to be mailed to holders of claims in Classes 4, 5A and 5B (as defined in the Plan) entitled to vote on the Plan (these claims include secured lender claims, senior subordinated note claims, junior subordinated note claims and certain general impaired unsecured claims). The Company established August 28, 2000 as the deadline for receipt of votes to accept or reject the Plan (the "Voting Deadline"). As of the Voting Deadline, each of the above-mentioned Classes had voted overwhelmingly to accept the Plan in accordance with the requirements of the Bankruptcy Code. Specifically,

               (1) 96.97% in amount and 94.74% in number of those holders of Class 4 claims voting on the Plan voted to accept the Plan;

               (2) 99.83% in amount and 93.1% in number of those Holders of Class 5A claims voting on the Plan voted to accept the Plan; and

               (3) 100% in amount and 100% in number of those Holders of Class 5B claims voting on the Plan voted to accept the Plan.

(c) Pursuant to the Plan, on the Effective Date, the Board of Directors of the Company shall have nine (9) members including Douglas K. Pinner, six
(6) directors designated by an ad hoc committee of prepetition noteholders (the "Bondholder Committee") and two (2) directors designated by the Prepetition Lenders. The Board of Directors of the Company will be deemed to have resigned on the Effective Date.

Item 5.  Other Information

Certain statements in this filing, including statements preceded by, followed by or that include the words "may," "will," "should," "could," "expects," "plans," "anticipate," "believes," " estimates," "predicts," "potential," or "continue" or the negative of such terms and other comparable terminology and words of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act, Section 21C of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks that may cause the actual results of the Company to differ materially from any results expressed or implied by the forward-looking statements. These risks include: inability to execute the restructuring plan as approved by the court; increases in the Company's cost of borrowing, or a default under any material debt agreement; inability to achieve anticipated cost savings or revenue growth; dependence on the retail petroleum industry; business disruptions; material adverse changes in economic conditions in the markets we serve; inability to forecast or achieve projected operating results; fluctuations in exchange rates among various foreign currencies; costs in adjusting to the Euro; changes in, or failure of the Company to comply with current and future governmental, environmental or other regulatory actions and conditions in our operating areas; competition from others in the industry; increases in labor costs and relations with union bargaining units representing our employees; the integration of our operations with those of businesses we have acquired or may acquire in the future and the realization of the expected benefits; failure to obtain new customers or retain existing customers; inability to protect proprietary technology or to integrate new technologies; changes in business strategy or development plans; lack of funds for capital expenditures or R & D; inability to carry out strategies to accelerate new product development programs; changed demand for new products; loss of key management; adverse publicity; contingent and litigation claims asserted against the Company; and loss of significant customers or suppliers; and other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings. Given these uncertainties, investors are cautioned not to unduly rely on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained in this filing to reflect future events or developments.


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

      3.2 Amended and Restated Articles of Incorporation of Tokheim Corporation, as filed with the Indiana Secretary of State as of October 20, 2000.

      3.3 Bylaws of Tokheim Corporation, as restated on July 12, 1995 and amended March 2, 1998 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q for the period ended May 31, 1998)

      3.4 Amended and Restated Bylaws of Tokheim Corporation, as amended and restated as of October 20, 2000.

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

      4.13 Second Amended and Restated Credit Agreement, dated as of December 14, 1998, among Tokheim Corporation, the Borrowing Subsidiaries, the Lenders and NBD Bank, N.A. as administrative agent and Credit Lyonnais as documentation and collateral agent and Gleacher NatWest Inc. and Bankers Trust Company as co-syndication agents (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended September 30,
                  1998).

      4.14 Consent and Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of January 11, 1999 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended February 28, 1999).

      4.15 Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of March 1, 1999 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended February 28, 1999).

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

      4.19 Amendment No. 6 to Second Amended and Restated Credit Agreement, dated as of December 22, 1999.

      4.20 Warrant and Registration Rights Agreement, dated as of December 22, 1999, among Tokheim Corporation, Bank One, Indiana, National Association, Credit Lyonnais, Chicago Branch, Bankers Trust Company, ABN Amro Bank, N.V., Credit Agricole Indosuez, Harris Trust and Savings Bank, Compagnie Financiere de Cic et de L'Union Europeene, Mercantile Bank N.A., The Provident Bank, Finova Capital Corporation, Imperial Bank, Natexis Banque BFCE, Bank Polska Kasa Opieke S.A.- Pekao S.A. Group, New York Branch, Senior Debt Portfolio, Eaton Vance Senior Income Trust, Oxford Strategic Income Fund, Octagon Loan Trust, Octagon Investment Partners II, LLC, Indosuez Capital Funding IIA, Limited, Indosuez Capital Funding IV, L.P., Alliance Investment Opportunities Fund, L.L.C., Amsouth Bank and ARES Leveraged Investment Fund II, L.P. (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended September 30,
                  1999).

      4.21 Form of Warrant Certificate, dated as of December 22, 1999 (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended September 30, 1999).

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

      4.26 Post-Confirmation Credit Agreement, dated as of October 20, 2000, among Tokheim Corporation, various subsidiaries thereof as Borrowers, various financial institutions, AmSouth Bank, as Documentation Agent, and ABN AMRO Bank N.V., as Administrative Agent.

      4.27 Series A Warrant Agreement, dated as of October 20, 2000, among Tokheim Corporation and the holders of Series A Warrant Certificates.

      4.28 Series B Warrant Agreement, dated as of October 20, 2000, among Tokheim Corporation and Computershare Investor Services, LLC, as Warrant Agent.

      4.29 Series C Warrant Agreement, dated as of October 20, 2000, among Tokheim Corporation and Computershare Investor Services, LLC, as Warrant Agent.

      4.30 Registration Rights Agreement, dated as of October 20, 2000, among Tokheim Corporation and the Holders of Stock to be listed on Schedule 1.

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

      10.15       Tokheim Corporation Management Option Plan.

      10.16 Form of Incentive Stock Option Agreement under Tokheim Corporation Management Option Plan.

      10.17       Incentive Stock Option Agreement under Tokheim
                  Corporation Management Option Plan, dated as of October 20, 2000, among Tokheim Corporation and Douglas K. Pinner.

      27.1        Financial Data Schedule.

   b. Reports on Form 8-K

   The Company filed a current report on Form 8-K on September 11, 2000 relating to the filing of a Joint Prepackaged Plan of Reorganization for the Company and its U.S. subsidiaries pursuant to chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware.

   The Company filed a current report on Form 8-K on October 16, 2000 relating to the confirmation of the Joint Prepackaged Plan of Reorganization for the Company and its U.S. subsidiaries pursuant to chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TOKHEIM CORPORATION

Date: October 27, 2000                  /s/ DOUGLAS K. PINNER
                                        ---------------------
                                        Chairman, President and Chief Executive
                                        Officer



Date: October 27, 2000                  /s/ ROBERT L. MACDONALD
                                        -----------------------
                                        Executive Vice-President, Finance and
                                        Chief Financial Officer




EXHIBIT INDEX

3.2     Amended and Restated Articles of Incorporation of Tokheim
        Corporation, as filed with the Indiana Secretary of State as of October 20, 2000.

3.4 Amended and Restated Bylaws of Tokheim Corporation, as amended and restated as of October 20, 2000.

4.26 Post-Confirmation Credit Agreement, dated as of October 20, 2000, among Tokheim Corporation, various subsidiaries thereof as Borrowers, various financial institutions, AmSouth Bank, as Documentation Agent, and ABN AMRO Bank N.V., as Administrative Agent.

4.27 Series A Warrant Agreement, dated as of October 20, 2000, among Tokheim Corporation and the holders of Series A Warrant
        Certificates.

4.28 Series B Warrant Agreement, dated as of October 20, 2000, among Tokheim Corporation and Computershare Investor Services, LLC, as Warrant Agent.

4.29 Series C Warrant Agreement, dated as of October 20, 2000, among Tokheim Corporation and Computershare Investor Services, LLC, as Warrant Agent.

4.30 Registration Rights Agreement, dated as of October 20, 2000, among Tokheim Corporation and the Holders of Stock to be listed on
        Schedule 1.

10.15   Tokheim Corporation Management Option Plan.

10.16 Form of Incentive Stock Option Agreement under Tokheim Corporation Management Option Plan.

10.17 Incentive Stock Option Agreement under Tokheim Corporation Management Option Plan, dated as of October 20, 2000, among Tokheim Corporation and Douglas K. Pinner.

27.1    Financial Data Schedule