Form 10-K
period 2000-11-30
TOKHEIM CORP
filed 2001-03-20
CIK 98559

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

                    For fiscal year ended November 30, 2000

                         Commission file number 1-6018

                              TOKHEIM CORPORATION
            (Exact name of registrant as specified in its charter)

                                                     35-0712500
                Indiana                      (I.R.S. Employer I.D. No.)
       (State of Incorporation)


                                                        46845
          10501 Corporate Dr.                        (Zip Code)
          Fort Wayne, Indiana
    (Address of principal executive
               offices)

       Registrant's telephone number, including area code (219) 470-4600

          Securities registered pursuant to Section 12(b) of the Act:

                                                                 Name of each
                                                                   exchange
                                                                   on which
   Title of each class                                            registered
   -------------------                                        ------------------
   Common Stock, no par value................................ OTC Bulletin Board
   Series B Warrants......................................... OTC Bulletin Board
   Series C Warrants......................................... OTC Bulletin Board

       Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

   As of March 6, 2001, 2,552,907 shares of voting common stock were outstanding. The aggregate market value of shares held by non-affiliates was $23.6 million (based on the last sale price of these shares on the Over the Counter market on such date).

                      Documents Incorporated by Reference

      Document                                                   Form 10-K
      --------                                             ---------------------
      Proxy Statement for April 23, 2001 Annual Meeting... Part III, Items 10-13

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              TOKHEIM CORPORATION

                          2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                       PART I

 Item 1.  Business.......................................................     1

 Item 2.  Properties.....................................................     7

 Item 3.  Legal Proceedings..............................................     8

 Item 4.  Submission of Matters to a Vote of Security Holders............     9

                                      PART II

 Item 5.  Market For The Registrant's Common Equity and Related
          Shareholder Matters............................................     9

 Item 6.  Selected Financial Data........................................    11

 Item 7.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................    12

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....    21

 Item 8.  Financial Statements and Supplementary Data....................    22

 Item 9.  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................    65

                                      PART III

 Item 10. Directors and Executive Officers of the Registrant.............    65

 Item 11. Executive Compensation.........................................    65

 Item 12. Security Ownership of Certain Beneficial Owners and Management.    65

 Item 13. Certain Relationships and Related Transactions.................    65

                                      PART IV

           Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14. K..............................................................    66

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

   In December 1997, the Company acquired Management Solutions, Inc. ("MSI") for $12.0 million. MSI develops and distributes retail automation systems (including POS software), primarily for the convenience store, petroleum dispensing and fast food service industries. The Company settled an arbitration with the former shareholders of MSI in 2000. See the discussion under Item 3 "Legal Proceedings."

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

   In September 1998, the Company acquired the RPS Division (the "RPS Division" or "RPS") of Schlumberger Limited ("Schlumberger") for $330.0 million in cash, notes, and warrants, subject to certain post-closing adjustments.

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

 (b) Chapter 11 Reorganization:

   Tokheim (the "Predecessor Company") filed a Joint Prepackaged Plan of Reorganization (the "Plan") for the Company and its U.S. subsidiaries pursuant to Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on August 28, 2000. The Bankruptcy Court confirmed the Company's Plan on October 4, 2000, and the Plan became effective as of October 20, 2000 (the "Effective Date"). See Note 2 to the consolidated financial statements for additional information. All discussion of events prior to the Effective Date refers to the Predecessor Company.

   The audited consolidated financial statements have been presented in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization under the Bankruptcy Code, which provides guidance for financial reporting by entities that have filed voluntary petitions for relief under, and have reorganized in accordance with, the Bankruptcy Code. SOP 90-7 requires the identification of transactions and events that are directly associated with the reorganization of the Company. In accordance with SOP 90-7, the Company adopted "fresh start accounting" as of October 31, 2000, for accounting purposes, and the Company's emergence from its Chapter 11 proceeding resulted in a new reporting entity (the "Successor Company"). Under fresh start accounting, all assets and liabilities were recorded at their estimated fair values and the Company's accumulated deficit was eliminated. See Note 2 to the consolidated financial statements for a description of adjustments that reflect the discharge of the Company's senior and junior subordinated notes, related accrued interest and certain other impaired claims, fresh start adjustments and the Company's new capital structure.

   As further discussed in Note 2 to the consolidated financial statements, the Company operated its business as a debtor-in-possession under Chapter 11 and was subject to the jurisdiction and supervision of the Bankruptcy Court during the period from August 28, 2000 to October 20, 2000. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief under the bankruptcy laws were stayed while the Company continued business operations as a debtor-in-possession. These claims have been treated as "liabilities subject to compromise" and are more fully described in Note 2 to the consolidated financial statements. The financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and the payment of liabilities in the ordinary course of business.

   The Plan provided that, among other things, (i) the existing bank credit agreement was restructured to comprise a four year, eleven month senior term facility of $137.2 million and a four year, eleven month special facility of $100 million on which interest will be accrued but not paid until at least November 30, 2002; (ii) the Company's bank group provided, in addition to the $237.2 million facilities detailed above, a post-petition credit agreement (the "DIP Agreement") facility with available borrowings of $47.8 million which was converted into a revolving credit facility upon the Company's emergence from the reorganization; (iii) members of the bank group received Series A Warrants with a five year term to purchase 678,334 shares of the Company's New Common Stock, no par value (the "New Common Stock"), at an exercise price of $0.01 per share and Series A Preferred Stock with a total liquidation preference of $0.1 million, quarterly dividends at the rate of 16% per annum, and the right to elect two directors to the Company's Board of Directors (and to elect a majority of the directors upon certain defaults under the credit agreement); (iv) in exchange for their Notes, the holders of $190.4 million of senior subordinated notes and certain other unsecured creditors received 4,410,000 shares of New Common Stock representing 88% of the equity value of the reorganized Company, subject to dilution for warrants to existing shareholders and management options; (v) in exchange for their Notes, the holders of $49.2 million of junior subordinated notes received 90,000 shares of New Common Stock representing 2% of the equity value of the reorganized Company, subject to dilution for warrants to existing shareholders and management options and Series B Warrants giving them the right to acquire an aggregate of 555,556 shares of New Common Stock of the reorganized Company at an exercise price of $30.00 per share; (vi) the Company's employees' rights under the Retirement Savings Plan ("RSP") were preserved; and (vii) the Company's approximately 12,669,000 shares of previously outstanding common stock (the "Old Common Stock") were cancelled and existing holders of Old Common Stock received "out of the money" Series C Warrants with a six year term giving them the right to acquire an aggregate of 549,451 shares of the New Common Stock of the reorganized Company at an exercise price of approximately $49.46 per share of New Common Stock (each Series C Warrant entitles the holder to purchase 0.04326865 of a share of New Common Stock at a price of $2.14, thereby requiring a holder to exercise approximately 23.111 Series C Warrants at an aggregate exercise price of approximately $49.46 to purchase one share of New Common Stock).

 (c) Financial Information About Industry Segments:

   In 2000, 1999, and 1998, the Company had only one reportable industry segment--the design, manufacture and servicing of petroleum dispensing systems.

 (d) Narrative Description of Business:

Principal Products and Services

   The Company's principal product offerings include petroleum dispensers and pumps, retail automation systems (including POS systems), dispenser payment or "pay-at-the-pump" terminals, replacement parts and upgrade kits. Petroleum dispensers and pumps transfer fuel from storage tanks to vehicles or portable containers. Dispensers include meters that measure the quantity of fuel pumped and transfer the information to the calculators, which determine sales price based on the information received. Retail automation systems control in-store and at-the-pump fuel sales, pump activation and credit card transactions, monitor inventory, transmit data to a central management system and perform other management functions. Pay-at-the-pump terminals automate customer payment at the pump with cash or credit/debit cards. Upgrade kits permit owners to upgrade a dispenser's capabilities and functionality without incurring the cost of replacing the entire dispenser. The Company also offers services for its products through authorized service representatives ("ASRs") and Company-owned service facilities.

   In 2000, 1999 and 1998, the petroleum industry accounted for all of the Company's sales. Approximately 93%, 92% and 88%, respectively, of the Company's sales were derived from the sale of retail service station gasoline dispensers, parts, accessories, and service contracts. The remaining portion of the Company's sales is attributable to commercial customers.

Markets

   The Company's products are sold primarily to retail service station operators and commercial customers characterized by the following categories:

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

   Independent Oil Companies ("Independents")--Independents are usually U.S. companies that sell "branded" products regionally rather than nationally. They typically have station and dispenser designs, which are standardized, similar to MOCs.

   Jobbers--Jobbers are independent service station owners that operate under the brand of an MOC. A station owned by a jobber looks substantially the same as one owned by an MOC, selling MOC-branded products and using standard MOC station layouts. Most jobbers own multiple stations. Some jobbers work exclusively with one MOC, while others have multiple MOC partners. Moreover, jobbers can change their MOC affiliations within contractual limitations between the jobber and the MOC. Usually, jobbers are not required to purchase their petroleum dispensing equipment from the same manufacturers as their affiliated MOC.

   Convenience Store Stations--Convenience store stations are petroleum retailers who source over 50% of their sales from merchandise rather than from petroleum products. A significant number of convenience store stations are owned by MOCs. The Company's convenience store station customers include national and regional operators, as well as small, local businesses.

   Hypermarkets--The Company is the leading supplier to French hypermarkets. The hypermarket is a retailing format pioneered in France, with a growing presence in the rest of Europe. A hypermarket is similar to a strip mall in the United States, with a supermarket as the anchor retailer. Hypermarkets typically offer competitively priced, private label petroleum products to attract customers. In France, more than 50% of retail petroleum sales are through hypermarkets.

   Commercial Customers--The commercial market is characterized by companies whose fuel consumption needs justify maintaining internal fueling capabilities, such as truck fleets and municipalities. Through its Gasboy International subsidiary, the Company is the leading supplier of fuel dispensing equipment to the U.S. commercial market.

Sales and Distribution

   Products are distributed in the United States by a sales organization, which operates from national account offices, district sales offices, petroleum equipment firms, industrial suppliers and distributors in major cities across the United States. In areas outside the United States, product distribution is accomplished by the international division through foreign subsidiaries, distributors, and special sales representatives. In addition to the Company's widespread sales organization, there are more than 1,400 trained field service representatives acting as independent contractors, many of whom maintain a service parts inventory. The Company's customer service division maintains a help desk, which is available 24 hours a day, 365 days a year, for immediate response to service needs in most markets. Additionally, the customer service division maintains a continuing program of service clinics for customers, ASRs and distributors, both in the field and at the Company's training centers.

   In recent years, MOCs and Nationals have been moving toward granting national, regional and global contracts or "tenders" and creating alliances with preferred suppliers. The Company believes that its acquisitions of Sofitam and the RPS Division, which increased its global sales and services capabilities, position it positively in response to this trend.

New Products; Research and Development

   The Company continually seeks to enhance its existing product lines to offer increased functionality in new and existing products and has dedicated research and engineering resources to achieve this. The Company spent approximately $21.6 million, $27.8 million and $21.1 million in 2000, 1999 and 1998, respectively, to improve existing products and manufacturing methods, develop new products and pursue other applied research and development. The Company has also formed exclusive relationships with MOCs to develop products that meet their specific needs and with electronics companies to develop advanced technologies.

   During the year 2000, the Company introduced several new products to the retail market:

   The Premier C model line was enhanced with the addition of the Remote High Volume Series ("RHV Series") for truck stops or high-delivery locations. The RHV Series includes Master, Satellite, Master/Satellite and Master/Master configurations to optimize the site layout and ensure speed and accuracy. The RHV Series is designed around a high flow meter, which allows for a uniform forecourt image while operating fleet and retail dispensers at one facility. Additionally, it adds the convenience of a dispenser payment terminal that was not available until this series on a high flow system.

   The Premier i-Q is the new product that incorporates a number of features that strengthen the synergy between the island and the store. This product utilizes the frame, hydraulic and electronic enclosure of the Premier C and incorporates a new electronic control package and advanced user interface. In addition, a next generation controller, QPoint, is utilized to connect the dispenser and the card-processing device to the POS system. The Premier i-Q and QPoint are driven by the Microsoft CE platform; both communicate over a high speed Phone Network Alliance connection. Universal Serial Bus technology is built into the system to simplify adding and removing devices. Incorporation of the Microsoft Explorer browser allows for marketing portals at each side of the unit.

   The Harmony Retail System features real-time replication and redundancy of all transactional databases. The modular design of Harmony offers state-of-the-art flexibility, upgradeability, and functionality.

   The Company introduced a new product line of dispensers called the Quantium T in Europe and Africa. The Quantium T dispenser comprises a number of new components, along with some existing ones. The principle behind this dispenser is to combine the Company's strongest components into one "best of the best" dispenser.

   Among the new components introduced with the Quantium T is the WorldWide Calculator ("WWC T1"). The Company selects the WWC T1 as its common calculator for "low and medium end" dispensers. The WWC T1 can handle all required applications to replace the 14 existing calculators and is scalable and configurable so that it can drive all required hydraulic configurations and options. The WWC T1's connectors and positioning are organized in such a way that cabling at production is simplified and the concept is user friendly. Status LEDs are added to the different boards to simplify the diagnostic or functional test.

   Another new component is the MA 26 mechanically calibrated directly mounted meter. The MA 26 is a four positive displacement piston type meter with an integrated MP1 pulser. This combination is the most accurate and reliable meter the Company has to offer.

   Quantium T also showcases a new vapor recovery self-calibrating system ("ECVR"). In contrast with pre-existing vapor recovery systems, the ECVR calibrates on an ongoing basis, with no required action by a technician.

   Outdoor payment terminal ("OPT") is a comprehensive outdoor payment terminal range that provides dispenser-integrated and island terminal solutions for Europe and Africa. OPT offers the customer high speed printers for receipts, handles magstripe cards and has the ability to accept bank notes. Benefits for the retailer include card terminal integration in the dispenser and increased speed in customer service.

   The Company has released a media screen display on the dispenser. This product will give customers access to weather updates and have the capability of displaying advertisements while the customer pumps fuel. The screen is a
10.49 display and is equipped with speakers as well.

   Also during the year 2000, the Company introduced several new products to the commercial market:

   The Company's 580 Series dispensers are targeted at small private fleet fueling sites in international emerging markets. Use of the economical meter and register from the Company's consumer line of products and the pumping unit from the commercial and retail lines results in a durable but more competitively priced dispenser to penetrate these price-sensitive markets.

   Smart keys can now be used to initiate fueling transactions on the Company's CFN Islander II automated fuel control systems. The plastic smart keys have an embedded read/write microchip, which contains user and/or vehicle identification and authorization information. Since the chips are read/write, the keys are essentially a portable user database. Odometer readings entered on the system's keypad are validated and then written to the key, so the readings can be accessed at each fueling to check the validity of the latest odometer entry. The keys are very popular for private fleet fueling sites because they fit conveniently on the vehicle's key ring and they are extremely durable to hold up to the often harsh fleet fueling environment. The Islander II also accepts proprietary magstripe cards, national fleet cards, credit cards, debit cards, and RFID vehicle modules.

   The Company has introduced a variety of PC software packages designed around the popular Microsoft operating systems. PC/CFN for Windows and PC/TopKAT for Windows software packages allow a remote PC to become the central user interface for automated fueling control systems. Even while unattended, the software automatically gathers fueling transactions recorded by the fueling systems. A variety of employee and vehicle fuel usage reports are available or the data can be exported for use by third party fleet maintenance or invoicing software packages.

Raw Materials

   The principal raw materials essential to the Company's business are flat sheet steel, aluminum, copper tubing, iron castings and electronics, POS systems, and computer components, all of which are generally available through competitive sources of supply. The Company has not experienced any difficulty in obtaining these materials or products.

Patents and Licenses

   The Company has filed patent applications on its technologies with respect to its dispenser and POS technology. The Company also holds numerous other patents, none of which is considered essential to its overall operations. The Company entered into a license agreement, effective December 1, 1997, pursuant to which the Company paid a $3.0 million fixed royalty fee, paid in 12 quarterly installments, plus earned royalties for the use of a patented vapor recovery system and certain vapor recovery improvements, an electronic blender and a printed receipt severing device. The last quarterly installment was paid on January 30, 2001. Additionally, in settlement of a patent infringement lawsuit, Tokheim will pay a royalty of $50 per blender on any blenders used in the Centurion product on or after November 30, 2000 to Marconi Commerce Systems ("Marconi").

Seasonality

   In recent years, the Company's sales have not been subject to seasonal fluctuations.

Working Capital Practices

   There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

Dependence on a Single Customer

   No single customer accounted for 10% or more of the Company's consolidated sales in 2000, 1999, or 1998.

Backlog

   The Company's backlog of firm orders as of the end of 2000 was approximately $87.4 million, compared to approximately $85.6 million at the end of 1999. The Company expects that the entire backlog will be filled in 2001. The Company believes that its backlog is not necessarily an indicator of sales during the forthcoming year because the average length of the backlog is relatively short. Factors affecting backlog levels include the timing of purchases by MOCs, announcements of price adjustments, sales promotions and production delays. The effect of these factors limits the usefulness of comparing backlogs in different periods.

Competition

   The Company competes principally against, among others, Marconi, Dresser-Wayne, Scheidt & Bachmann GmbH and Tatsuno Corporation. Measured in industry sales, the Company is the largest global manufacturer and servicer of petroleum dispensing equipment.

   The Company believes that the principal methods of competition include price, product quality, service, technology and the ability to provide products globally. The Company believes that a number of factors make it unique. These factors include the Company's: (1) global capabilities, which allow it to satisfy the complete petroleum dispensing equipment needs of customers throughout the world; (2) worldwide service network, which is the largest in the industry; (3) strong customer relationships; (4) broad, technologically advanced product line; and (5) proven management team. Several of the Company's current and potential future competitors are subsidiaries or divisions of much larger corporations, and thus, have significantly greater financial, technical and marketing resources than the Company.

Environmental Regulations

   The Company's operations and properties are subject to a variety of complex and stringent federal, state and local laws and regulations, including those governing the use, storage, handling, generation, treatment, emission, release, discharge and disposal of certain materials, substances and wastes, the remediation of contaminated soil and groundwater, and the health and safety of employees. The Company does not believe that compliance with any existing environmental regulations will result in material capital expenditures or have a material adverse effect on the Company's financial position or results of operations. Environmental regulations also tend to affect the Company's customers, resulting in increased spending and demand for the Company's products as they attempt to remain compliant. See Note 21 to the consolidated financial statements, "Contingent Liabilities."

Employees

   As of January 31, 2001, the Company employed approximately 4,000 persons.

 (e) Financial Information About Foreign and Domestic Operations and Export
 Sales:

   Financial information about foreign and domestic operations and export sales for 2000, 1999, and 1998 is set forth in Note 17 to the consolidated financial statements.

Item 2. Properties.

   The Company owns properties in: the United States (Indiana and Pennsylvania), Canada, South Africa, Scotland, Germany, France, Italy, Africa, Belgium and the Netherlands. The Company leases properties in: France, Morocco, Switzerland, United Kingdom, Belgium, Spain, Tunisia, Senegal, Cameroon, the Netherlands,

Italy, Austria, Denmark, Czech Republic, Slovakia, Hungary, Germany, Poland and the United States (Colorado, Virginia and Washington). Most of the Company's manufacturing operations are concentrated in the following: the United States (Indiana and Pennsylvania), France, Scotland, and South Africa. The Company recently sold a facility in Glenrothes, Scotland. The Company believes that it has sufficient production capacity to meet demand over the next several years. The Company is currently holding for sale facilities in Jasper, Tennessee, Weilheim, Germany and Atlanta, Georgia, as well as a 50-acre tract of unimproved land located in Fort Wayne, Indiana.

Item 3. Legal Proceedings.

   On February 29, 2000, a three-member arbitration panel ruled in favor of Bennett Pump Company ("Bennett") concerning arbitration between the Company and Bennett. The dispute concerned the minimum purchase requirements by the Company for Bennett's products over a five-year period beginning September 1, 1996. The Company maintained that it could reduce the minimum purchase commitment by not ordering any pumping units and pay Bennett for the lost profit on the pumping units not ordered. The arbitration panel ruled that the minimum purchase agreement entered into as part of the Sofitam acquisition could not be reduced. The Company was required to make a one time payment of $1.2 million for the shortfall in purchases in 1998 and 1999 and $1.6 million for the shortfall in purchases in 2000 and 2001, which were discounted to present value. The payment of $2.8 million was charged against a previously established liability. The Company had elected not to purchase any additional units from Bennett due to quality and delivery problems that it had experienced with Bennett. The Company is currently building the required pumping unit in-house.

   On August 11, 2000, the Company settled out of court a claim asserted by the four former shareholders of MSI for an amount of $7.0 million. As a condition of the settlement, the award was treated as an impaired claim, similar to the treatment of the senior and junior subordinated notes in the bankruptcy proceeding. This award was accrued for and included as an impaired claim in the calculation of extraordinary gain on discharge of debt.

   In September 1998, the Company acquired the RPS Division of Schlumberger. One of Tokheim's primary competitors, Gilbarco, now known as Marconi, filed suit, claiming that a fuel dispenser manufactured by RPS violates its electronics design patent for fuel dispensers and its programmable multiple blender patent. Tokheim denies liability for any infringement of the patents and believes that this infringement breaches Schlumberger's warranty regarding ownership of the technology. Marconi filed suit in federal court in North Carolina. Marconi named Schlumberger as a Defendant in this lawsuit and Schlumberger failed to answer. Marconi moved for a summary judgement against Schlumberger. A tentative settlement agreement has been reached between Tokheim, Schlumberger and Marconi regarding this matter. Schlumberger has agreed to pay a lump sum to Marconi. Tokheim and Marconi have agreed to an allowed and liquidated claim in the bankruptcy proceeding. Marconi has agreed to have its claim for infringement impaired in accordance with the distribution scheme contained in Tokheim's Plan. In addition, Tokheim will pay a royalty of $50 per blender on any blenders used in the Centurion product on or after November 30, 2000. Tokheim will receive a paid-up license with respect to the electronics design patent in question.

   On October 18, 2000, Schlumberger Limited filed a claim with the Bankruptcy Court with respect to the Company's acquisition of RPS. The claim, which was subsequently modified on January 12, 2001, is for various sums allegedly due to Schlumberger, totaling $10.0 million. The Company believes that $6.5 million of the claim is valid and has made a provision for that amount. If the claim were to be upheld, it would be treated similarly to the claims of other impaired unsecured creditors. The Company has not paid this claim as it has a counter-claim against Schlumberger for amounts due and alleged to be due to the Company on account of Schlumberger's material breach of various representations and warranties in connection with the acquisition. The amount of the Company's claim is substantially higher than the amount of Schlumberger's claim. In the bankruptcy proceeding, the parties have entered into a stipulation staying proceedings between the parties for a period of 60 days in order to attempt to resolve the respective claims. The period of the stay will end April 30, 2001. If the respective claims are not resolved during the period of the stay, the Company intends to commence arbitration proceedings in the International Court of Arbitration.

   As more fully described in Note 21 to the consolidated financial statements, "Contingent Liabilities," the Company is defending various claims and legal actions, including claims relating to the U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and other environmental laws, product liability and various contract and employee matters, some of which may be impaired in the bankruptcy proceeding. These legal actions primarily involve claims for damages arising out of the Company's manufacturing operations, product liability and various contractual and employment issues. Management believes that the outcome of such pending claims will not, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations, or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

   Pursuant to the approval of the Class 7 Solicitation Order by the Bankruptcy Court, holders of Company's common stock outstanding immediately prior to the petition date were deemed to have rejected the Plan and, therefore, were not entitled to vote on the Plan.

   On August 16, 2000, the Company caused a copy of the disclosure statement, the Plan and the appropriate ballots to be mailed to holders of claims in Classes 4, 5A and 5B (as defined in the Plan) entitled to vote on the Plan (these claims include secured lender claims, senior subordinated note claims, junior subordinated note claims and certain general impaired unsecured claims). The Company established August 28, 2000 as the deadline for receipt of votes to accept or reject the Plan (the "Voting Deadline"). As of the Voting Deadline, each of the above-mentioned Classes had voted to accept the Plan in accordance with the requirements of the Bankruptcy Code. Specifically:

     (a) 96.97% in amount and 94.74% in number of those holders of Class 4 claims voting on the Plan voted to accept the Plan;

     (b) 99.83% in amount and 93.1% in number of those Holders of Class 5A claims voting on the Plan voted to accept the Plan; and

     (c) 100% in amount and 100% in number of those Holders of Class 5B claims voting on the Plan voted to accept the Plan.

   Pursuant to the Plan, on the Effective Date, the Board of Directors of the Company had seven members comprising Douglas K. Pinner, four temporary directors designated by an ad hoc committee of prepetition noteholders (the "Bondholder Committee") and two directors designated by the holders of Series A Preferred Stock. As provided in the Company's Articles of Incorporation, the four temporary directors selected two additional permanent directors on November 14, 2000, bringing the Board of Directors to nine members. One temporary director resigned on February 1, 2001, and a new permanent director was approved by the Board of Directors. The prebankruptcy Board of Directors of the Company was deemed to have resigned as of the Effective Date.

                                    PART II

Item 5. Market For The Registrant's Common Equity and Related Shareholder
Matters.

   As of the Effective Date and pursuant to the Plan, all trading of the Company's Old Common Stock ceased when such Old Common Stock was cancelled. Also pursuant to the Plan, the Company authorized the issuance of 4,500,000 shares of New Common Stock, Series B Warrants to purchase 555,556 shares of New Common Stock at $30.00 per share and Series C Warrants to purchase an aggregate of 549,451 shares of New Common Stock at approximately $49.46 per share (each Series C Warrant entitles the holder to purchase 0.04326865 of a share of New Common Stock at a price of $2.14, thereby requiring a holder to exercise approximately 23.111 Series C Warrants at an aggregate exercise price of approximately $49.46 to purchase one share of New Common Stock). The New Common Stock, Series B Warrants and Series C Warrants are traded on the OTC Bulletin Board under the symbols "THMCV", "THMCW" and "THMCZ", respectively. There has been extremely limited trading volume of the New Common Stock and warrants since the Effective Date. As such, there is no significant public trading market and the ranges of closing prices are not presented for the period following the Effective Date.

   On July 3, 2000, the Company was notified that it would be delisted from the NYSE as of July 14, 2000, for failing to meet the continued listing criteria. The Company's Old Common Stock began trading on the OTC Bulletin Board on Friday July 14, 2000, under the symbol "TOKM".

   The high and low sales prices for the Old Common Stock for 2000 and 1999 are set forth as follows:

                        QUARTERLY HIGH-LOW SHARE PRICES

                                                                High     Low
                                                               ------ ----------
Year Ended November 30, 1999
First Quarter................................................. 11     7 1/4
Second Quarter................................................ 10 1/2 7 1/8
Third Quarter................................................. 12 3/8 9 3/4
Fourth Quarter................................................ 11     2 3/4
Year Ended November 30, 2000
First Quarter.................................................  4 7/8 2/15///16/
Second Quarter................................................  4     1 3/8
Third Quarter.................................................  1 3/4   3/16
Fourth Quarter (prior to the Effective Date)..................    1/4   1/8

   The Company has not declared or paid dividends on its common stock in recent years. Currently, the Company does not anticipate paying any cash dividends on the New Common Stock in the foreseeable future. The post-confirmation credit agreement (the "New Credit Agreement") also restricts the payment of dividends.

   The number of New Common Stock shareholders of record on February 28, 2001, was approximately 20.

Item 6. Selected Financial Data.

                            SELECTED FINANCIAL DATA
                (Amounts in thousands except dollars per share)

                           Successor
                            Company                  Predecessor Company
                          ------------ ---------------------------------------------------
                           November 1  December 1,
                               to        1999 to         Year Ended November 30,
                          November 30, October 31, ---------------------------------------
                              2000        2000       1999    1998 (A)     1997    1996 (B)
                          ------------ ----------- --------  ---------  --------  --------
Statement of Earnings
 Data:
Net sales...............    $ 54,648    $ 468,331  $693,932  $ 466,440  $385,469  $279,733
Operating profit (loss)
 (C)....................       3,831      (23,946)   15,730     14,769    20,645     6,356
Interest expense, net...       2,921       51,040    51,450     19,257    16,451     7,191
Profit (loss) before
 income
 taxes (D)..............         832     (336,028)  (36,641)    (2,698)    5,197    (1,229)
Profit (loss) (D).......         544     (335,801)  (36,537)    (3,744)    3,980    (2,009)
Preferred stock
 dividends..............         120        1,403     1,515      1,484     1,512     1,543
Profit (loss) applicable
 to common stock (D)....         424     (337,204)  (38,052)    (5,228)    2,468    (3,552)
Profit (loss) per common
 share (D):
  Basic.................    $   0.09            *  $  (3.01) $   (0.46) $   0.31  $  (0.45)
  Weighted average
   shares outstanding...       4,500            *    12,668     11,371     8,042     7,940
  Diluted...............    $   0.08            *  $  (3.01) $   (0.46) $   0.27  $  (0.45)
  Weighted average
   shares outstanding...       5,178            *    12,668     11,371     9,005     7,940
Balance Sheet Data (at
 period end):
Working capital.........    $ 59,223    $  57,769  $ 70,058  $  96,473  $ 41,650  $ 54,356
Property, plant and
 equipment, net.........      72,074       70,678    74,550     76,227    42,535    41,010
Total assets............     461,861      454,328   690,802    771,816   290,619   309,861
Total debt (E)..........     257,799      254,577   478,556    443,331   140,980   155,745
ESOP preferred stock,
 net....................      10,125       10,125    15,439     12,130     9,853     8,137
Common shareholders'
 equity,
 net (F)................      39,576       39,775   (22,830)    64,631    10,618    17,678
Other Data:
Cash flows from
 operating activities...    $    718    $ (18,182) $(13,726) $   9,790  $ 21,202  $  5,897
Cash flows from
 investing activities...      (1,727)      (6,194)  (12,594)  (124,414)  (10,394)  (54,079)
Cash flows from
 financing activities...         (21)      19,277    31,227    125,669   (11,795)   57,016
Capital expenditures....       1,799        7,309    17,909     14,548    11,154     3,061
Depreciation and
 amortization...........       3,086       22,360    25,869     13,136     9,232     5,028
Interest expense and
 preferred stock
 dividends..............       3,089       52,886    53,708     21,563    18,800     9,336
EBITDA (as defined) (G).       8,648       16,035    55,661     43,707    34,767    17,842

--------
(A) Results for 1998 include eleven months of MSI operations and two months of RPS operations.
(B) Results for 1996 include three months of Sofitam operations.
(C) Operating profit (loss) equals net sales less cost of sales, selling, general and administrative expenses, depreciation and amortization, and merger and acquisition costs and other unusual items.
(D) The amounts for the years ended November 30, 1999, 1998 and 1997 exclude $6,249, $23,924 and $1,886, respectively, for extraordinary loss on debt extinguishment. The amount for the eleven months ended October 31, 2000 excludes $246,294 for extraordinary gain on discharge of debt, related accrued interest and certain other impaired claims (see Note 2 to the consolidated financial statements).

(E) Total debt includes all senior subordinated notes, junior subordinated notes, senior notes, long-term borrowings under the credit agreements and other credit facilities, the current portion of such borrowings, cash overdraft facilities and the guaranteed employee stock ownership plan obligation.
(F) Common shareholders' equity for fiscal 2000 reflects the Company's new capital structure, including the cancellation of approximately 12,669,000 shares of Old Common Stock and the issuance of 4,500,000 shares of New Common Stock, the elimination of the accumulated deficit and accumulated comprehensive loss and the resulting additional paid in capital, pursuant to the Plan (see Note 2 to the consolidated financial statements). Common shareholders' equity for fiscal 1999 and 1998 includes net proceeds of $67,724 from the Company's 1998 common stock offering and $20,000 of common stock warrants issued in connection with the RPS Division acquisition.
(G) EBITDA represents profit (loss) from continuing operations before income taxes and extraordinary loss, net interest expense, depreciation and amortization, merger and acquisition costs and other unusual items, reorganization costs and minority interest. Management uses EBITDA as a financial indicator of the Company's ability to service debt, although the precise definition of EBITDA is subject to variation among companies. EBITDA should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on the Company's results of operations and liquidity and capital resources. For additional information concerning the Company's historical cash flows, see the consolidated statement of cash flows included elsewhere herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   (Dollar amounts are stated in thousands except for share or per share data and where specifically otherwise designated.)

General

   On May 31, 2000, the Company was in violation of several of the financial covenants under its bank credit agreement. In June 2000, the Company sought and obtained a waiver in respect to these violations and entered into discussions with its lenders to restructure its borrowings. On July 31, 2000, the Company reached an agreement in principle with its lenders. On August 28, 2000, the Company and its subsidiaries domiciled in the United States filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. The Bankruptcy Court confirmed the Company's Plan on October 4, 2000, and it became effective as of October 20, 2000 (the "Effective Date"). See Note 2 to the consolidated financial statements.

   On August 29, 2000, the Company entered into a post petition credit agreement (the "DIP Agreement") which consisted of a revolving facility of up to $47.8 million and contained various financial and other covenants customary for this type of agreement. The agreement terminated upon the confirmation order of the United States Bankruptcy Court becoming final as of October 20, 2000.

   The Company entered into a post-confirmation credit agreement (the "New Credit Agreement") as of October 20, 2000, which replaced the DIP Agreement, the ESOP Credit Agreement and the Predecessor Credit Agreement (defined below). The New Credit Agreement comprises a four-year, eleven month revolving credit facility and three four-year, eleven month term facilities: the Tranche A Term Loan, the Tranche B Term Loan and the Special Loan.

   In consideration for establishing the New Credit Agreement, the Company paid certain fees and expenses to the bank group, including Series A Warrants to purchase 678,334 shares of New Common Stock of the Company at a purchase price of $0.01 per share. The Company also issued to the bank group Series A Preferred Stock with a liquidation preference of $0.1 million and quarterly dividends at an annual rate of 16%. The holders of the New Preferred Stock are entitled to appoint two directors to the Board of Directors of the Company. In the event the Company defaults under the New Credit Agreement, the holders of the New Preferred Stock will be entitled to elect a majority of the Board of Directors of the Company.

   The Plan also provided, among other things, (i) in exchange for their notes, the holders of approximately $190.4 million of senior notes and certain other unsecured creditors would receive 4,410,000 shares of New Common Stock representing 88% of the equity value of the reorganized Company and the holders of approximately $49.2 million of junior notes would receive 90,000 shares of New Common Stock representing 2% of the equity of the reorganized Company, subject to dilution for warrants to existing shareholders and management options and Series B Warrants with a five-year term, giving them the right to purchase 555,556 shares of New Common Stock at $30.00 per share;
(ii) the Company's employees' rights to receive cash redemption of preferred stock held by the Retirement Savings Plan were preserved; and (iii) the Company's approximately 12,669,000 shares of Old Common Stock were cancelled and existing holders of Old Common Stock received "out of the money warrants" with a six year term, giving them the right to purchase an aggregate of 549,451 shares of the New Common Stock of the reorganized Company at an aggregate exercise price of approximately $49.46 per share of New Common Stock (each Series C Warrant entitles the holder to purchase 0.04326865 of a share of New Common Stock at a price of $2.14, thereby requiring a holder to exercise approximately 23.111 Series C Warrants at an aggregate exercise price of approximately $49.46 to purchase one share of New Common Stock).

   The valuation for new warrants issued was determined by the Company with the assistance of financial advisors. The Series A Warrants were valued at $6,777 and have been recorded as warrants in shareholders' equity and as debt discount, which will be amortized over the life of the New Credit Agreement. The Series C Warrants and the Series B Warrants were valued at $1,422 and recorded as warrants in shareholders' equity as part of the reorganization.

   On December 22, 1999, the Company amended its Predecessor Credit Agreement (defined below). Among the items amended were the removal of the requirement to obtain $50.0 million through the issuance of equity-type securities and the provision for a mandatory reduction of the term loan by $50.0 million. As such, the Company reclassified the $50.0 million repayment from current to long term liabilities for the year ended November 30, 1999. Other terms of the Predecessor Credit Agreement that were amended include the addition of $5.7 million to the borrowing availability under the working capital facility; changes to the consolidated net worth covenant; changes to the leverage and senior leverage ratio covenants; changes to the minimum EBITDA covenant; the addition of a clean down or availability covenant on the working capital facility; and an acceleration of the termination date of the Predecessor Credit Agreement from September 30, 2004 to September 30, 2003.

   In consideration for the amendment to the Predecessor Credit Agreement, the Company paid certain fees and expenses to the bank group including warrants to purchase 16.5% of the outstanding common stock of the Company at a purchase price of $3.95 per share. The warrants were exercisable for an aggregate of 2,097,427 common shares. The Company had the right, subject to the terms and conditions of the Predecessor Credit Agreement, to purchase 100% of the warrants upon termination of the Predecessor Credit Agreement or 50% by meeting specified de-leveraging conditions at various discount rates. The Company determined the valuation for these warrants with the assistance of financial advisors. The warrants were valued at $6,187 and recorded as warrants in shareholders' equity and debt discount, which was amortized over the life of the Predecessor Credit Agreement. Pursuant to the Plan, the unamortized balance at the Effective Date of $4,672 was written off as a component of net extraordinary gain (see Note 2 to the consolidated financial statements).

   On September 30, 1998, the Company completed the acquisition ("RPS Acquisition") of the fuel dispenser systems and service business of Schlumberger for a price equal to $330.0 million in cash, notes, and warrants, subject to certain post-closing adjustments. Of the $330.0 million purchase price, $100.0 million was paid in cash borrowed under the terms of the Company's bank credit agreement (the "Predecessor Credit Agreement") as well as $22.5 million of senior notes due 2005 (the "Senior Notes"). The $210.0 million seller note portion of the purchase price consisted of $40.0 million in ten year, 12.0% junior subordinated payment-in-kind notes (the "Junior Notes") and $170.0 million in 12.0% senior subordinated notes due January 29, 1999 (the "Senior Subordinated Seller Notes"). In addition, $20.0 million of the purchase price was paid with warrants (the "Warrants") exercisable for five years, beginning January 30, 1999, to purchase 2,526,923 shares of the Company's common stock at a nominal price.

   The RPS Acquisition was accounted for as a purchase and the RPS Division's results have been included in the consolidated financial statements of the Company from the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values. The purchase price exceeded the estimated fair value of tangible and intangible net assets acquired by $263.4 million, which was recorded as goodwill.

   Under the terms of the purchase agreement, the Company was to reimburse Schlumberger for cash (net of adjustments) that remained in the RPS Division on the effective date of the RPS Acquisition, which amounted to $6.5 million. The Company has filed a claim against Schlumberger for breaches of certain representations and warranties that were made in the purchase agreement related to the RPS Acquisition. The amount of the claim exceeds the cash amount due to Schlumberger.

   On January 29, 1999, the Company redeemed the Senior Subordinated Seller Notes and the Senior Notes with the proceeds from the issuance of $123.0 million aggregate principal amount of 11.375% Senior Subordinated Notes due 2008 (the "Dollar Notes") and (Euro)75.0 million aggregate principal amount of 11.375% Senior Subordinated Notes due 2008 (the "Euro Notes") in a private placement pursuant to Rule 144A and Regulation S (the "Offering"). The Senior Subordinated Seller Notes were redeemed at an aggregate price of $176.7 million, representing principal of $170.0 million and accrued and unpaid interest of $6.7 million. The Senior Notes were redeemed at an aggregate price of $23.2 million, representing principal of $22.5 million, accrued and unpaid interest thereon of $0.2 million and an applicable call premium of $0.5 million.

   Simultaneously with the RPS Acquisition, the Company executed the Predecessor Credit Agreement with a consortium of banks to pay a portion of the purchase price and to refinance previously existing indebtedness. The Predecessor Credit Agreement originally consisted of a six year, $120.0 million revolving working capital facility and a six year, $120.0 million term loan facility due 2004. In conjunction with the Offering, the Company used approximately $9.1 million of the proceeds to reduce borrowings under the working capital facility and to permanently reduce the revolving working capital facility commitment from $120.0 million to $110.0 million.

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

   International sales by foreign subsidiaries and exports from the U.S. totaled approximately 68%, 68%, and 60%, of consolidated net sales in 2000, 1999, and 1998, respectively. The acquisition of the RPS Division in 1998 and Sofitam in 1996 has increased the Company's international sales.

Results of Operations

   The Company emerged from its Chapter 11 proceeding and adopted "fresh start accounting" as of October 31, 2000 (see Note 2 to the consolidated financial statements). Therefore, the Company's financial statements after this date reflect a new reporting entity (the "Successor Company") and are not directly comparable to the financial statements of prior periods. The principal comparative differences between the twelve-month periods ended November 30, 2000 and 1999 relate to the impact of the changes to the Company's capital structure, changes in indebtedness, and the revaluation of the Company's assets and liabilities to reflect the reorganization value at the Effective Date. The changes primarily affect depreciation and amortization expense and interest expense in the Company's results of operations after the Effective Date. However, for the purposes of comparative analysis, the following discussion of the operating results of the Company compares the operating results of the combined twelve-month period ended November 30, 2000 Predecessor and Successor Companies with the results for fiscal year 1999. The operations (net sales, gross margin, and selling, general and administrative expenses) of the Predecessor and Successor Companies were substantially similar and the comparison of those items is meaningful to the understanding of the business. Management does not consider a comparison of the eleven-month period ended October 31, 2000 to the twelve-month period ended November 30, 1999 meaningful, nor is a discussion of the results of operations for the one-month period ended November 30, 2000. While, in recent years, the Company's sales have not been subject to seasonal fluctuations, there can be significant month to month fluctuations, therefore the results of the one-month period ended November 30, 2000 should not be considered indicative of future performance.

   Net sales decreased 24.6% in 2000 to $523.0 million compared to $693.9 million in 1999. Sales for North America, excluding domestic export sales, were $164.9 million in 2000 compared to $219.4 million in 1999. International sales, including domestic export sales, were $358.0 million in 2000 compared to $474.6 million in 1999. Approximately $48.5 million of the decrease in net sales in 2000 versus 1999 is the result of the impact of exchange rate fluctuations, primarily the weakening of the Euro. Also, the 1999 consolidation among major oil companies resulted in a substantial slowdown in market conditions and a reduction in their purchases of the Company's products. Finally, sales of POS equipment in 1999 were unusually high due to conversions for Y2K compliance.

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

   Gross margin as a percent of sales (defined as net sales less cost of sales, divided by net sales) was 22.3% in 2000 compared to 23.3% in 1999. The decrease in gross margin for 2000 was attributable to the reduction in sales of higher margin POS equipment mentioned above and an increased level of service contract sales, which typically carry lower margins than dispenser and POS sales.

   Gross margin as a percent of sales was 23.3% in 1999 compared to 26.0% in 1998. This decline was due to the increase in service revenue in the Company's product mix, which provides a lower margin than equipment sales, and the inclusion of a full year of the RPS Division operations, which had lower margins.

   Selling, general, and administrative expense ("SG&A") decreased to $93.0 million in 2000 from $105.3 million in 1999 as a result of cost reduction strategies implemented by the Company to mitigate the impact of the sales decline and cost reductions implemented following the RPS Acquisition. As a percentage of net sales, SG&A was 17.8% in 2000 compared to 15.2% in 1999.

   In 1999, SG&A as a percentage of net sales was 15.2% compared to 17.1% in 1998. The decline was driven by cost savings from the integration and rationalization of the RPS Acquisition and an increased level of sales.

   Depreciation and amortization expense decreased slightly in 2000 to $25.4 million from $25.9 million in 1999. This decrease is due primarily to the closure of plants and sale of assets as part of a manufacturing reorganization. Depreciation and amortization expense increased in 1999 to $25.9 million from $13.1 million in 1998, primarily due to the assets acquired with the RPS Division and amortization of the goodwill associated with the acquisition. For the reasons previously stated, depreciation and amortization expense for 2000 is not comparable to 1999. Depreciation and amortization expense for the one-month period ended November 30, 2000 was $3.1 million, as compared to a monthly average of $2.0 million for the eleven-month period ended October 31, 2000.

   Merger and acquisition costs for 2000 were $18.4 million, compared to $14.9 million in 1999. This increase was primarily attributable to the recording of the MSI settlement, as discussed below.

   Merger and acquisition costs for 1999 were $14.9 million, compared to $13.7 million in 1998.

   Net interest expense for 2000 increased to $54.0 million from $51.5 million in 1999. The increase was the result of increased borrowings at higher interest rates and increased amortization of fees associated with amending the Company's credit agreements. For the reasons previously stated, net interest expense for 2000 is not comparable to 1999. Net interest expense for the one-month period ended November 30, 2000 was $2.9 million, as compared to a monthly average of $4.6 million for the eleven-month period ended October 31, 2000.

   Net interest expense increased in 1999 to $51.5 million from $19.3 million in 1998. The increase was the result of increased levels of debt in 1999, primarily related to the acquisition of the RPS Division.

   The Company recorded a net foreign currency exchange gain of $0.3 million in 2000 compared to a net foreign currency exchange loss of $2.1 million in 1999. The primary reason for this gain was more effective management of the Company's exposure to fluctuations in the Euro and other foreign currency exchange rates relative to the dollar.

   A net foreign currency exchange loss of $2.1 million was realized in 1999 compared to a net currency gain of $1.4 million in 1998. This can be attributed to the increased exposure to currency exchange rate fluctuations following the RPS acquisition.

   The Company recorded Reorganization costs totaling $262.0 million in 2000 directly relating to its Chapter 11 proceeding. Legal and professional fees amounted to $13.3 million and bank fees relating to the DIP Agreement were $1.5 million. In addition, the Company recorded fresh start accounting adjustments totaling $247.2 million. The major components were $249.1 million to write off goodwill, primarily related to the RPS and Sofitam acquisitions and $5.5 million to increase pension, postretirement benefits and other liabilities. These costs were reduced by a $7.4 million write up of property, plant and equipment and inventory values at October 31, 2000.

   Income tax expense for 2000 was $0.1 million compared to a benefit of $0.1 million in 1999 and an expense of $1.0 in 1998.

   In 2000, as a result of the Chapter 11 proceeding, the Company recorded an extraordinary gain of $246.3 million, being the discharge of senior and junior subordinated notes, related accrued interest and certain other impaired claims against the Company.

   In 1999, the Company incurred an extraordinary loss of $6.2 million related to the redemption of $192.5 million of Senior Notes and Senior Subordinated Seller Notes. See further discussion under "Liquidity and Capital Resources."

   In 1998, the Company incurred an extraordinary loss of $23.9 million related to the redemption of all outstanding 11.5% Notes and the refinancing of borrowings under the Predecessor Credit Agreement. See further discussion under "Liquidity and Capital Resources."

   Because of the substantial changes to the capital structure of the Company resulting from the Chapter 11 proceeding, a comparison of profit and loss per common share for the years ended November 30, 2000 and 1999 is not meaningful.

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

   Based upon the Company's plans and progress to date, the Company believes that use of the Euro will not have a significant impact on the manner in which it conducts its business affairs and processes its business and accounting records. However, there can be no certainty that such plans will be implemented successfully or that external factors will not have an adverse effect on the Company's operations. Any costs of compliance associated with the adoption of the Euro will be expensed as incurred and the Company does not expect that these costs will be material to its financial condition, results of operations or cash flows.

   Inflation has not had a significant impact on the Company's results of operations.

   The Company is a party to various legal matters, and its operations are subject to federal, state, and local environmental laws and regulations. For further details, see Note 21 to the consolidated financial statements, "Contingent Liabilities."

Liquidity and Capital Resources

   Cash used in operations for 2000 was $17.5 million compared to $13.7 million in 1999. The primary uses of cash in 2000 were the payment of $8.9 million for professional and bank fees in relation to the Chapter 11 proceeding, $13.8 million of restructuring expenses incurred as part of the integration and rationalization of the RPS Division, and $34.8 million for interest payments. Cash flow was improved by a reduction of $42.9 million in accounts receivable and $8.0 million in inventories, both mainly due to the reduction in sales revenues and the Company's continued focus on control of working capital. Accounts payable decreased by $18.0 million from the unusually high level of 1999.

   Cash used in operations in 1999 was $13.7 million as compared to cash provided from operations of $9.8 million in 1998. The primary uses of cash in 1999 were the payment of $14.4 million for accrued expenses, primarily to fund the Company's cost savings initiatives and interest payments. The majority of the cash payments of accrued expenses were related to restructuring and acquisition expenses incurred as part of the continuing integration and rationalization of the RPS Division.

   The Company's capital expenditures amounted to $9.1 million in 2000, $17.9 million in 1999 and $14.5 million in 1998. The reduction in 2000 reflects the decrease in investment to maintenance levels due to the Company's cash position prior to the Chapter 11 restructuring. The increases in prior years relate primarily to capital requirements for implementing the consolidation plan for the RPS Division and Sofitam, improvements at the Company's Fort Wayne, Indiana manufacturing facility, and capitalized costs associated with the implementation of new finance and accounting software packages at various Company locations. At November 30, 2000 and 1999, no significant contractual commitments existed for future capital expenditures. The Company expects to commit approximately $16.0 million for capital expenditures during 2001.

   On September 30, 1998, the Company completed the acquisition of the RPS Division for a price equal to $330.0 million in cash, notes, and warrants, subject to certain post-closing adjustments. Of the $330.0 million purchase price, $100.0 million was paid in cash borrowed under the terms of the Company's Predecessor Credit Agreement as well as $22.5 million of Senior Notes. The $210.0 million seller note portion of the purchase price consisted of $40.0 million Junior Notes and $170.0 million Senior Subordinated Seller Notes. The remaining $20.0 million of the purchase price was paid with warrants exercisable for five years, beginning January 30, 1999, to purchase at a nominal price 2,526,923 shares of the Company's common stock.

   Simultaneously with the RPS Acquisition, the Company executed the Predecessor Credit Agreement with a consortium of banks to pay a portion of the purchase price and to refinance previously existing indebtedness. The Predecessor Credit Agreement originally consisted of a six year, $120.0 million revolving working capital facility and a six year $120.0 million term loan facility. In conjunction with the Offering, the Company used approximately $9.1 million of the proceeds to reduce borrowings under the working capital facility and to permanently reduce the bank working capital commitment from $120.0 million to $110.0 million. In connection with the December 22, 1999 amendment to the Predecessor Credit Agreement, the maturity date was changed to September 30, 2003. An additional agreement provided for the assignment of a three year $7.6 million ESOP loan facility.

   On December 22, 1999, the Company amended its Predecessor Credit Agreement. Among the items amended were the removal of the requirement to obtain $50.0 million through the issuance of equity-type securities and the provision for a mandatory reduction of the term loan by $50.0 million. As such, the Company has reclassified the $50.0 million repayment from current to long term liabilities for the year ended November 30, 1999. Other terms of the Predecessor Credit Agreement that were amended include the addition of $5.7 million to the borrowing availability under the working capital facility; changes to the consolidated net worth covenant; changes to the leverage and senior leverage ratio covenants; changes to the minimum EBITDA covenant; the addition of a clean down or availability covenant on the working capital facility; and an acceleration of the termination date of the Predecessor Credit Agreement from September 30, 2004 to September 30, 2003.

   In consideration for the amendment to the Predecessor Credit Agreement, the Company paid certain fees and expenses to the bank group including warrants to purchase 16.5% of the outstanding common stock of the Company at a purchase price of $3.95 per share. The warrants were exercisable for an aggregate of 2,097,427 shares. The Company had the right, subject to the terms and conditions of the Predecessor Credit Agreement, to purchase 100% of the warrants upon termination of the Predecessor Credit Agreement or 50% by meeting specified de-leveraging conditions at various discount rates.

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

   On January 29, 1999, the Company redeemed the Senior Subordinated Seller Notes and the Senior Notes with the proceeds from the issuance of $123.0 million of Dollar Notes and (Euro)75.0 million of Euro Notes in a private placement pursuant to Rule 144A and Regulation S. The Senior Subordinated Seller Notes were redeemed at an aggregate price of $176.7 million, representing principal of $170.0 million and accrued and unpaid interest thereon of $6.7 million. The Senior Notes were redeemed at an aggregate price of $23.2 million, representing principal of $22.5 million, accrued and unpaid interest thereon of $0.2 million and an applicable call premium of $0.5 million.

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

   As part of the purchase price of the RPS Division, the Company has provided for certain costs it expects to incur to close down redundant operations in connection with the reorganization and rationalization of the RPS Division's operations. The Company incurred $3.2 million of expenditures in 2000 and $13.2 million of expenditures in 1999. These amounts do not include costs associated with the consolidation of previously existing Tokheim subsidiaries, which will be expensed as incurred, nor do these costs benefit future periods. For additional information see Note 3 to the consolidated financial statements "Acquisitions and Dispositions."

   As part of the MSI acquisition, the Company was obligated to make contingent payments of up to $13.2 million through 2000 based on MSI's performance. In 1999 and 1998 the Company was not required to and did not make any performance payments under the purchase agreement. The former stockholders of MSI commenced arbitration proceedings against the Company, which were settled in conjunction with the Chapter 11 proceeding. For further discussion of the matter, see Item 3 "Legal Proceedings".

 The Reorganization

   The Company's reorganization became effective as of October 20, 2000. Under the Plan:

  . the holders of $190.4 million of senior subordinated notes and other unsecured creditors received 4,410,000 shares of New Common Stock representing 88% of the equity value of the reorganized Company;

  . the holders of $49.2 million of junior subordinated notes received 90,000 shares of New Common Stock representing 2% of the equity value of the reorganized Company, as well as Series B Warrants to acquire 555,556 shares of New Common Stock at an exercise price of $30.00 per share;

  . members of the bank group received Series A Warrants to acquire 678,334 of New Common Stock at an exercise price of $0.01 per share;

  . members of the bank group received Series A Preferred Stock with a liquidation preference of $0.1 million and dividends at an annual rate of 16%.

   The Company also entered into a New Credit Agreement as of the Effective Date. A portion of the proceeds from these facilities was used to repay all outstanding borrowings under the Company's bank loans. The New Credit Agreement, totaling $284.9 million, consists of:

  . Tranche A Term Loan in an amount of $36.5 million due in September 2005;

  . Tranche B Term Loan in an amount of $100.6 million due in September 2005;

  . Special Loan in an amount of $100.0 million payable in four annual installments of $25.0 million plus interest thereon, commencing in November 2002;

  . Revolving credit facility in an amount of $47.8 million due in September
    2005, of which $8.5 million was outstanding at November 30, 2000.

   Interest rates on the new credit facilities are as follows:

  . the Tranche A and Tranche B Term Loans bear interest based upon (at the
    Company's option) (i) the Base Rate (defined as the higher of (a) the prime rate and (b) the federal funds rate plus 0.5%) plus 3.5% in the case of US dollar denominated loans or (ii) the Eurodollar Rate (Reserve Adjusted) as defined in the New Credit Agreement plus 5% in the case of Euro denominated loans;

  . the Special Loan bears interest at the rate of 16%, which is capitalized as part of the principal balance in lieu of being paid in cash;

  . the revolving credit facility bears interest based upon (at the Company's option) (i) the Base Rate (defined as the higher of (a) the prime rate and (b) the federal funds rate plus 0.5%) plus 2.5% in the case of US dollar denominated loans or (ii) the Eurodollar Rate (Reserve Adjusted) as defined in the New Credit Agreement plus 4% in the case of Euro denominated loans.

 The Future

   The Company's principal sources for liquidity in the future are expected to be cash flow from operations and available borrowings under the New Credit Agreement. It is expected that the Company's principal uses of liquidity will be to provide working capital, finance capital expenditures and meet debt service requirements. Based upon current levels of operations and anticipated cost savings and future growth, the Company believes that its expected cash flow from operations together with available borrowings under the New Credit Agreement and its other sources of liquidity, including leases, will be adequate to meet its anticipated requirements for working capital, capital expenditures, lease payments and scheduled principal and interest payments. There can be no guarantee, however, that the Company's business will continue to generate cash flow at or above current levels, that estimated cost savings or growth will be achieved or that financial ratios and financial tests under the New Credit Agreement will be met or that the Company will be able to refinance its existing indebtedness in whole or in part.

   The New Credit Agreement requires the Company to meet certain consolidated financial tests, including minimum levels of EBITDA, fixed charge coverage ratio and interest coverage ratio (all as defined in the New Credit Agreement), maximum senior debt and total debt leverage ratios, and maximum levels of capital expenditure. The New Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, payment of dividends, transactions with affiliates, asset sales, acquisitions, investments, mergers and consolidations, prepayments and amendments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

   The Company's ability to meet financial ratios and tests in the future may be affected by events beyond its control. While the Company currently expects to be in compliance with the covenants and satisfy the financial ratios and tests in the future, there can be no guarantee that the Company will meet such financial ratios and tests or that it will be able to obtain future amendments to the New Credit Agreement, if so needed, to avoid a default. In the event of a default, the lenders could elect to declare all amounts borrowed under the New Credit Agreement to be due and payable immediately. In addition, the New Credit Agreement limits the ability of the

Company and its subsidiaries to, among other things: incur additional debt; pay dividends on capital stock or repurchase capital stock or make certain other restricted payments; use the proceeds of certain asset sales; make certain investments; create liens on assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and transfer and sell assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to various market risks, including fluctuations in interest rates, mismatches in funding obligations and receipts and variability in currency exchange rates. The Company has established policies, procedures and internal processes governing its management of market risks and the limited use of financial instruments to manage its exposure to such risks.

   The Company is subject to variability in foreign exchange rates primarily in its European and African operations. Exposure to this variability is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. The Company, from time to time, enters into currency exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions. However, the Company has no material outstanding agreements of this nature at November 30, 2000. The sensitivity of earnings and cash flows to variability in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company's overall currency rate exposure at November 30, 2000, movements in currency rates could materially impact the results of operations and financial position of the Company.

   A significant portion of the Company's debt is under variable rate arrangements. As such, a 1% change in interest rates on these loans as of November 30, 2000 would impact annual interest expense by approximately $1.4 million.

Item 8. Financial Statements and Supplementary Data

                      CONSOLIDATED STATEMENT OF EARNINGS
                 (Amounts in thousands except data per share)

                               Successor
                                Company             Predecessor Company
                              ------------ -------------------------------------
                              Period from  Period from
                               November 1  December 1,
                                   to        1999 to    Year ended   Year ended
                              November 30, October 31, November 30, November 30,
                                  2000        2000         1999         1998
                              ------------ ----------- ------------ ------------
Net sales...................    $54,648     $468,331     $693,932     $466,440
Cost of sales, exclusive of
 items listed below.........     38,766      367,528      532,089      345,031
Selling, general, and
 administrative expenses....      7,181       85,815      105,349       79,819
Depreciation and
 amortization...............      3,086       22,360       25,869       13,136
Merger and acquisition costs
 and other unusual items....      1,784       16,574       14,895       13,685
                                -------     --------     --------     --------
Operating profit (loss).....      3,831      (23,946)      15,730       14,769
Interest expense, net of
 interest income of $48,
 $443, $743, $822,
 respectively...............      2,921       51,040       51,450       19,257
Foreign currency (gain)
 loss.......................       (194)         (96)       2,148       (1,442)
Minority interest in
 subsidiaries...............         25           44           88          327
Other (income) expense, net.        247         (951)      (1,315)        (675)
                                -------     --------     --------     --------
Profit (loss) before
 reorganization costs,
 income taxes and
 extraordinary items........        832      (73,983)     (36,641)      (2,698)
Reorganization costs........        --       262,045           --          --
                                -------     --------     --------     --------
Profit (loss) before income
 taxes and extraordinary
 items......................        832     (336,028)     (36,641)      (2,698)
Income taxes................        288         (227)        (104)       1,046
                                -------     --------     --------     --------
Profit (loss) before
 extraordinary items........        544     (335,801)     (36,537)      (3,744)
Extraordinary loss on debt
 extinguishment.............        --           --        (6,249)     (23,924)
Extraordinary gain on
 discharge of debt, accrued
 interest and certain other
 impaired claims............        --       246,294          --           --
                                -------     --------     --------     --------
Net profit (loss)...........        544      (89,507)     (42,786)     (27,668)
Preferred stock dividends
 ($1.94 per share)..........       (120)      (1,403)      (1,515)      (1,484)
                                -------     --------     --------     --------
Profit (loss) applicable to
 common stock...............    $   424     $(90,910)    $(44,301)    $(29,152)
                                =======     ========     ========     ========
Profit (loss) per common
 share:
 Basic
   Before extraordinary
    items...................    $  0.09            *     $  (3.01)    $  (0.46)
   Extraordinary loss on
    debt extinguishment.....        --             *        (0.49)       (2.10)
                                -------     --------     --------     --------
   Net profit (loss)........    $  0.09            *     $  (3.50)    $  (2.56)
                                =======     ========     ========     ========
   Weighted average shares
    outstanding.............      4,500            *       12,668       11,371
                                =======     ========     ========     ========
 Diluted
   Before extraordinary
    items...................    $  0.08            *     $  (3.01)    $  (0.46)
   Extraordinary loss on
    debt extinguishment.....        --             *        (0.49)       (2.10)
                                =======     ========     ========     ========
   Net profit (loss)........    $  0.08            *     $  (3.50)    $  (2.56)
                                =======     ========     ========     ========
   Weighted average shares
    outstanding.............      5,178            *       12,668       11,371
                                =======     ========     ========     ========

--------
*Earnings per share is not presented for the eleven months ended October 31, 2000 because such presentation would not be meaningful. The Old Common Stock was cancelled and the New Common Stock was issued pursuant to the Plan of Reorganization.

   The accompanying notes are an integral part of the financial statements.

                           CONSOLIDATED BALANCE SHEET
                 Amounts in thousands except dollars per share

                                                        Successor   Predecessor
                                                         Company      Company
                                                       ------------ ------------
                                                       November 30, November 30,
                                                           2000         1999
                                                       ------------ ------------
Assets
Current assets:
 Cash and cash equivalents...........................    $  8,946     $ 14,437
  Accounts receivable, less allowance for doubtful
   accounts of $5,178 and $6,786, respectively.......     110,820      168,565
  Inventories:
    Raw materials, service parts and supplies........      57,498       68,122
    Work in process..................................      12,497       16,389
    Finished goods...................................       8,485        9,017
                                                         --------     --------
                                                           78,480       93,528
  Other current assets...............................       9,767       12,598
                                                         --------     --------
    Total current assets.............................     208,013      289,128
Property, plant and equipment, at cost
  Land and land improvements.........................       5,536        7,665
  Buildings and building improvements................      23,950       43,403
  Machinery and equipment............................      37,355      104,969
  Construction in progress...........................       5,493        2,143
                                                         --------     --------
                                                           72,334      158,180
Less: Accumulated Depreciation.......................         310       83,630
                                                         --------     --------
                                                           72,024       74,550
Reorganization value in excess of amounts allocable
 to identifiable assets, net of accumulated
 amortization of $1,356..............................     161,401          --
Other intangible assets, net.........................       9,496      308,569
Other non-current assets.............................      10,927       18,555
                                                         --------     --------
    Total assets.....................................    $461,861     $690,802
                                                         ========     ========
Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
  Current maturities of other long term debt.........    $  2,512     $ 10,731
  Cash overdrafts....................................      12,061       12,321
  Accounts payable...................................      61,609       84,511
  Accrued expenses...................................      72,608      111,507
                                                         --------     --------
    Total current liabilities........................     148,790      219,070
Notes payable, bank credit agreement.................     240,238      204,284
Senior subordinated notes............................         --       198,681
Junior subordinated payment-in-kind notes............         --        45,020
Other long term debt, less current maturities........       2,988        3,168
Guaranteed employees' stock ownership plan
 obligation..........................................         --         4,351
Post-retirement benefit liability....................      18,880       18,693
Other long-term liabilities..........................       1,164        4,926
                                                         --------     --------
                                                          412,060      698,193
                                                         --------     --------
Commitments and contingencies (Note 21)
Redeemable convertible preferred stock, at
 liquidation value of $25 per share, 1,700 shares
 authorized, 960 shares issued.......................      12,619       24,000
New preferred stock, at liquidation preference of $1
 per share, 100 authorized and issued................         100          --
Guaranteed employees' stock ownership plan
 obligation..........................................         --        (4,351)
Treasury stock, at cost, 184 and 168 shares,
 respectively........................................      (2,494)      (4,210)
                                                         --------     --------
    Total preferred equity...........................      10,225       15,439
                                                         --------     --------
Common stock, no par value; 30,000 shares authorized,
 12,701 issued.......................................         --        90,375
New common stock, no par value; 30,000 shares
 authorized, 0 issued................................       4,500          --
Common stock warrants................................         --        20,000
New common stock warrants............................       8,199          --
Accumulated comprehensive loss.......................        (623)     (69,077)
Retained earnings (accumulated deficit)..............         424      (63,597)
Additional paid in capital...........................      27,076          --
                                                         --------     --------
                                                           39,576      (22,299)
Less treasury stock, at cost.........................         --          (531)
                                                         --------     --------
    Total shareholders' equity (deficit).............      49,801       (7,391)
                                                         --------     --------
    Total liabilities and shareholders' equity
     (deficit).......................................    $461,861     $690,802
                                                         ========     ========

    The accompanying notes are an integral part of the financial statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Amounts in thousands)

                              Successor
                               Company             Predecessor Company
                             ------------ -------------------------------------
                             November 1,  December 1,
                               2000 to      1999 to    Year ended   Year ended
                             November 30, October 31, November 30, November 30,
                                 2000        2000         1999         1998
                             ------------ ----------- ------------ ------------
Cash flows from operating
 activities:
 Net profit (loss)..........   $    544    $ (89,507)  $ (42,786)   $ (27,668)
 Adjustments to reconcile
  net profit (loss) to net
  cash provided from (used
  in) operating activities:
 Reorganization items:
   Write-off goodwill.......        --       249,089         --           --
   Revaluation of assets and
    liabilities, net........        --        (1,878)        --           --
 Extraordinary gain on
  discharge of debt,
  related accrued interest
  and other impaired
  claims....................        --      (246,294)        --           --
 Write-off of in-process
  research and development..        --           --          --         5,879
 Payment in kind interest...      1,822        4,175       5,020          --
 Extraordinary loss on debt
  extinguishment............        --           --        6,249       23,924
 Depreciation and
  amortization..............      3,086       22,360      28,739       14,794
 Gain (loss) on sale of
  property, plant and
  equipment.................       (234)          16      (1,253)         (36)
 Deferred income taxes......          6            4         (28)        (431)
 Changes in assets and
  liabilities:
 Receivables, net...........    (14,221)      57,098     (11,935)     (21,439)
 Inventories................      3,699        4,322      21,473        4,327
 Other current assets.......      3,403         (184)      4,922        3,185
 Accounts payable...........      4,433      (22,389)     (3,570)       7,691
 Accrued expenses...........     (1,277)      (4,568)    (14,404)       6,370
 Other non-current assets...       (568)      13,251      (4,348)      (1,658)
 Other......................         25       (3,677)     (1,805)      (5,148)
                               --------    ---------   ---------    ---------
     Net cash provided from
      (used in) operating
      activities............        718      (18,182)    (13,726)       9,790
                               --------    ---------   ---------    ---------
Cash flows from investing
 activities:
 Acquisitions, net of cash
  acquired..................        --           --          --      (110,641)
 Property, plant, and
  equipment additions.......     (1,799)      (7,309)    (17,909)     (14,548)
 Proceeds from the sale of
  property, plant, and
  equipment.................         72        1,115       5,315          775
                               --------    ---------   ---------    ---------
 Net cash used in investing
  activities................     (1,727)      (6,194)    (12,594)    (124,414)
                               --------    ---------   ---------    ---------
Cash flows from financing
 activities:
 Proceeds from senior
  notes.....................        --           --          --        22,500
 Redemption of senior
  notes.....................        --           --      (22,500)         --
 Proceeds from 11.375%
  senior subordinated
  notes.....................        --           --      209,647          --
 Redemption of seller
  senior subordinated
  notes.....................        --           --     (170,000)     (90,000)
 Increase (decrease) in
  other debt................        449       13,560       8,060       (4,267)
 Net increase (decrease) in
  notes payable banks.......        --           --       22,139      158,769
 Net increase (decrease) in
  cash overdraft............        633       (1,262)     (1,132)       3,571
 Debt issuance costs........        --        (1,758)    (13,102)     (16,157)
 Issuance of new special
  loan......................        --       100,000         --           --
 Issuance of term debt A....        --        36,608         --           --
 Issuance of term debt B....        --       100,668         --           --
 Issuance of new Revolver
  Debt......................        --         8,000         --           --
 Refinance in notes
  payable, bank credit
  agreement.................        --      (228,729)        --           --
 Decrease in guaranteed
  ESOP......................        --        (1,395)        --           --
 Refinance of guaranteed
  ESOP......................        --        (2,956)        --           --
 Proceeds from the issuance
  of old common stock.......        --           --           22       74,057
 Equity issuance costs......        --           --          --        (4,858)
 Change in treasury stock...        --           --          163         (719)
 Premiums paid on debt
  extinguishment............        --           --         (555)     (15,743)
 Preferred stock dividends..       (120)      (1,403)     (1,515)      (1,484)
 Other......................       (983)      (2,056)        --           --
                               --------    ---------   ---------    ---------
     Net cash provided from
      (used in) financing
      activities............        (21)      19,277      31,227      125,669
                               --------    ---------   ---------    ---------
Effect of translation
 adjustments on cash........     (1,965)       2,603     (17,271)       9,318
 Increase (decrease) in
  cash and cash
  equivalents...............     (2,995)      (2,496)    (12,364)      20,363
Cash and cash equivalents:
 Beginning of period........     11,941       14,437      26,801        6,438
                               --------    ---------   ---------    ---------
 End of period..............   $  8,946    $  11,941   $  14,437    $  26,801
                               ========    =========   =========    =========

    The accompanying notes are an integral part of the financial statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

For the one month period ended November 30, 2000, the eleven month period ended
  October 31, 2000 and the years ended November 30, 1999, and 1998 (Amounts in thousands)

                                                                             Accumulated
                                                                  Retained      Other
                                Common Stock          Additional  Earnings     Compre-   Total Common
                         ---------------------------   Paid-In   (Accumlated   hensive   Shareholders'
                          Issued   Treasury Warrants   Capital    Deficit)      Loss        Equity
                         --------  -------- --------  ---------- ----------- ----------- -------------
PREDECESSOR COMPANY
Balance at November 30,
 1997................... $ 21,158   $(140)  $   --     $   --     $  9,821    $(20,221)    $ 10,618
 Net loss...............                                           (27,668)                 (27,668)
 Changes in other
  comprehensive income
  (loss)
   Minimum pension
    obligation
    adjustments.........                                                          (962)        (962)
   Foreign currency
    translation
    adjustments.........                                                        (4,550)      (4,550)
 Stock options
  exercised.............    1,472                                                             1,472
 Common stock offering..   67,724                                                            67,724
 Common stock warrants..                     20,000                                          20,000
 Treasury stock
  transactions..........             (555)                                                     (555)
 Preferred stock
  dividends.............                                            (1,484)                  (1,484)
 Minority interest
  dividends.............                                                36                       36
                         --------   -----   -------    -------    --------    --------     --------
Balance at November 30,
 1998...................   90,354    (695)   20,000        --      (19,295)    (25,733)      64,631
 Net loss...............                                           (42,786)                 (42,786)
 Changes in other
  comprehensive income
  (loss)
   Minimum pension
    obligation
    adjustments.........                                                         3,135        3,135
   Foreign currency
    translation.........                                                       (46,479)     (46,479)
 Stock options
  exercised.............       21                                                                21
 Treasury stock
  transactions..........              164                                                       164
 Preferred stock
  dividends.............                                            (1,516)                  (1,516)
                         --------   -----   -------    -------    --------    --------     --------
Balance at November 30,
 1999...................   90,375    (531)   20,000        --      (63,597)    (69,077)     (22,830)
 Net loss...............                                           (89,507)                 (89,507)
 Changes in other
  comprehensive income
  (loss)
   Foreign currency
    translation
    adjustments.........                                                       (29,778)     (29,778)
 Common stock warrants..                      6,187                                           6,187
 Preferred stock
  dividends.............                                            (1,403)                  (1,403)
 Cancellation of
  predecessor company
  common stock and
  elimination of
  existing
  stockholder's equity
  upon emergence from
  bankruptcy............  (90,375)    531   (26,187)               154,507      98,855      137,331
 Issuance of successor
  company common stock..    4,500                       27,076                               31,576
 New common stock
  warrants..............                      8,199                                           8,199
                         --------   -----   -------    -------    --------    --------     --------
SUCCESSOR COMPANY
Balance at October 31,
 2000...................    4,500     --      8,199     27,076         --          --        39,775
 Net profit ............                                               544                      544
 Changes in other
  comprehensive income
  (loss)
   Minimum pension
    obligation
    adjustments.........                                                          (983)        (983)
   Foreign currency
    translation
    adjustments.........                                                           360          360
 Preferred stock
  dividends.............                                              (120)                    (120)
                         --------   -----   -------    -------    --------    --------     --------
Balance at November 30,
 2000................... $  4,500*  $ --    $ 8,199    $27,076    $    424    $   (623)    $ 39,576
                         ========   =====   =======    =======    ========    ========     ========

--------
   * 4,500 shares to be issued upon the exchange of the old Tokheim securities.

 The Company adopted SFAS No. 130, "Reporting Comprehensive Income" effective November 30, 2000. SFAS No. 130 requires that a separate presentation for accumulated other comprehensive income (loss) be presented. The components of other comprehensive income (loss) consist of foreign currency translation adjustments and minimum pension obligation adjustments.

 Comprehensive income for the years ended November 30, 2000, 1999 and 1998 consisted of the following

                                                    2000       1999      1998
                                                  ---------  --------  --------
PREDECESSOR COMPANY
  Net loss....................................... $ (89,507) $(42,786) $(27,668)
  Other comprehensive income (loss):
    Foreign currency translation adjustments.....   (29,778)  (46,479)   (4,550)
    Minimum pension obligation adjustments.......               3,135      (962)
                                                  ---------  --------  --------
  Comprehensive (loss)........................... $(119,285) $(86,130) $(33,180)
                                                  =========  ========  ========
SUCCESSOR COMPANY
  Net profit..................................... $     544
  Other comprehensive income (loss):
    Foreign currency translation adjustments.....       360
    Minimum pension obligation adjustments.......      (983)
                                                  ---------  --------  --------
  Comprehensive (loss)........................... $     (79)
                                                  =========  ========  ========


   The accompanying notes are an integral part of the financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands except dollars per share)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation--The consolidated financial statements following the reorganization reflect accounting principles set forth in the American Institute of Certified Public Accountants Statement of Position ("SOP") 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. This statement provides guidance for financial reporting by entities that have filed voluntary petitions for relief under and have reorganized in accordance with the Bankruptcy Code. As such, the Company has adopted "fresh start accounting" as of October 31, 2000, in the preparation of the accompanying financial statements. The Company's emergence from Chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of October 31, 2000. As discussed further in Note 2 to the consolidated financial statements, the assets and liabilities of the Company were restated as of October 31, 2000, in accordance with SOP 90-7. Thus, the Company's consolidated financial statements for periods prior to October 31, 2000 are not comparable to consolidated financial statements presented on or subsequent to October 31, 2000. A black line has been drawn on the accompanying consolidated financial statements to distinguish between the pre-reorganization entity ("Predecessor Company") and the post-reorganization entity ("Successor Company") (see Note 2 to the consolidated financial statements). For all tabular presentations within the footnotes to the consolidated financial statements, balances presented as of November 30, 2000 and 1999 relate to the Successor and Predecessor Companies, respectively.

   Principles of Consolidation--The consolidated financial statements include the accounts of Tokheim Corporation and its wholly and majority-owned subsidiaries (the "Company"). The consolidated financial statements include 100% of the assets and liabilities of these subsidiaries, with the ownership interest of minority participants recorded as minority interests. All significant intercompany accounts and transactions have been eliminated in consolidation. In December 1997, the Company acquired Management Solutions, Inc ("MSI"), and in September 1998, the Company acquired the fuel dispenser systems and service business (the "RPS Division") of Schlumberger Limited. The accounts of these companies have been included in the consolidated financial statements since the respective dates listed above. (See Note 3 to the consolidated financial statements.)

   Nature of Operations--The Company engages principally in the design, manufacture and servicing of electronic and mechanical petroleum dispensing marketing systems, including service station equipment, point-of-sale control systems, and card and cash-activated transaction systems for customers around the world. The Company markets its products through subsidiaries located throughout the world and has major facilities in the United States (U.S.), France, Canada, Germany, Italy, the Netherlands, Scotland, and South Africa.

   Translation of Foreign Currency--The financial position, results of operations and cash flows of the Company's foreign subsidiaries are measured using local currency as the functional currency. Revenues and expenses of such subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Translation gains and losses are deferred as a separate component of shareholders' equity (deficit). Aggregate foreign currency transaction gains and losses are included in determining net profit (loss).

   Revenue Recognition--Revenue from sales of fuel dispensers and service parts is recorded at the time the goods are shipped or delivered, depending on contract terms. On-call service revenue is recognized when the service has been performed.

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

            (Dollar amounts in thousands except dollars per share)


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

   The Company adopted SOP 97-2 "Software Revenue Recognition" at the beginning of 1999. SOP 97-2 supersedes SOP 91-1 and provides more specific guidance on revenue recognition related to software products. The adoption of SOP 97-2 did not have a material impact on the Company's consolidated financial statements. Revenue from the sale of software and point-of-sale systems which are dependent on software is recognized at the time of delivery, as no significant future Company obligations are required under the terms of the sales agreements and the criteria of paragraph 8 of SOP 97-2 have been satisfied.

   Risks and Uncertainties--The Company is not dependent on any single customer, geographic area or supplier of materials, labor or services. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The more significant areas requiring the use of management's estimates include allowances for obsolete inventory and uncollectible receivables, product warranty claims, environmental and other potential litigation claims and settlements, assets and liabilities related to employee benefits, valuation allowances for deferred tax assets, future obligations associated with the Company's restructuring plans, the carrying value of long lived assets, and useful lives for depreciation and amortization. Actual results could differ from these estimates, making it reasonably possible that a change in certain of these estimates could occur in the near term. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with high credit quality financial institutions. At times, cash in U.S. banks may exceed FDIC insurance limits. Concentration of credit risk with respect to trade receivables is considered to be minimal due to the Company's large customer base and ongoing control procedures, which monitor the credit worthiness of customers and collectibility of accounts receivable. Substantially all of the Company's revenues are derived from customers in the retail and commercial petroleum dispensing industry.

   Fair Value of Financial Instruments--The fair value of cash and cash equivalents, trade receivables, and accounts payable approximates the carrying value because of the short-term maturities of these financial instruments.

   The interest rate on the Company's term loans and revolving credit facility fluctuates with current market rates, which approximate fair value. The interest rate on the Company's Special Loan is fixed. The carrying value approximates the market prices for the same or similar issues. See Note 2 to the consolidated financial statements for additional information on the fair value of certain financial instruments.

   Inventory Valuation--Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The Company provides allowances for excess, obsolete and slow moving inventories.

   Property, Plant and Equipment--Depreciation of plant and equipment is generally determined on a straight-line basis over the estimated useful lives of the assets. Upon retirement or sale of assets, the cost of the disposed assets and related accumulated depreciation is removed from the accounts, and any resulting gain or loss is credited or charged to income. These gains and losses are accumulated and shown as a component of other income, net in the Consolidated Statement of Earnings. Buildings are generally depreciated over forty years. Machinery and equipment is depreciated over periods ranging from five to ten years. Expenditures for normal repairs and maintenance are charged to expense as incurred. Expenditures for improving or rebuilding existing

            (Dollar amounts in thousands except dollars per share)

assets that extend the useful life of the assets are capitalized. Costs incurred related to software developed or obtained for internal use are capitalized during the application development stage of the software development and are amortized over 3 years.

   Research and Development--Product development expenditures are charged to research and development expense in the period incurred. These expenses amounted to $1,513, $20,092, $27,782 and $21,080, for the one month period ended November 30, 2000, the eleven month period ended October 31, 2000 and the fiscal years ended November 30, 1999 and 1998, respectively.

   Recoverability of Long-Lived Assets to be Held and Used in the Business--In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Pursuant to SFAS 121, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company deems an asset to be impaired if a forecast of undiscounted cash flows directly related to the asset, including disposal value, if any, is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds fair value. Considerable management judgement is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

   Goodwill and Other Intangible Assets--Intangible assets are recorded at cost and are amortized on a straight-line basis. The main components of intangible assets for the Successor Company are deferred financing costs (amortized over the life of the related financing agreement) and capitalized software (amortized over the estimated life of the software, generally three to four years) at November 30, 2000.

   The main components of intangible assets for the Predecessor Company were goodwill, being the excess purchase price over fair values assigned to net assets acquired (which was amortized on a straight-line basis over forty years), deferred financing costs (amortized over the life of the related financing agreement), know how and service relationships (amortized over periods ranging from ten to twenty years) and capitalized software (amortized over the life of the software, generally three to four years) at November 30, 1999.

   See Note 2 to the consolidated financial statements for information related to the write off of certain intangible assets in connection with the adoption of fresh start accounting and SOP 90-7 at October 31, 2000 and intangible assets identified as part of allocating the Company's reorganization value.

   Intangible assets at November 30 are as follows:

                                                               2000     1999
                                                              ------  --------
Goodwill..................................................... $  --   $292,973
Know how and service relationships...........................    --      9,500
Debt issuance costs..........................................  1,788    20,632
Capitalized software.........................................  7,175     5,813
Patents and licenses.........................................    736       635
                                                              ------  --------
    Total intangible assets.................................. $9,699  $329,553
Accumulated amortization..................................... $ (203) $(20,984)
                                                              ------  --------
    Total intangible assets, net............................. $9,496  $308,569
                                                              ======  ========

            (Dollar amounts in thousands except dollars per share)


   The accumulated amortization of capitalized software was $165, $2,387, and $2,058 at November 30, 2000, October 31, 2000 and November 30, 1999,
respectively. $165, $1,249, $1,271, and $260 were charged to amortization expense in the one month period ended November 30, 2000, the eleven month period ended October 31, 2000 and the fiscal years ended November 30, 1999 and 1998, respectively.

   On the Effective Date, the Company recorded reorganization value in excess of amounts allocable to identifiable assets, which is being amortized on a straight-line basis over ten years.

   Advertising and Promotion--Costs associated with advertising and product promotion are expensed in the period incurred. These expenses amounted to $238, $2,798, $3,258, and $3,577, for the one month period ended November 30, 2000, the eleven month period ended October 31, 2000 and the fiscal years ended November 30, 1999 and 1998, respectively.

   Income Taxes--The Company accounts for income taxes under the liability method in accordance with SFAS No. 109 "Accounting for Income Taxes." The provision for income taxes includes federal, foreign, state and local income taxes currently payable as well as deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

   Product Warranty Costs--Anticipated costs related to product warranty are expensed in the period of sale.

   New Accounting Pronouncements--Effective November 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," SEC Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" and Financial Accounting Standards Board Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs."

   SFAS No. 133 establishes a new model for accounting for derivatives in the balance sheet as either assets or liabilities and measures them at fair value. Certain disclosures concerning the designation and assessment of hedging relationships are also required. As the Company does not hold derivative instruments, this statement had no significant impact on the Company's consolidated financial statements for the year ended November 30, 2000.

   SAB 101 summarizes views in applying generally accepted accounting principles to revenue recognition in financial statements. There has been no material impact on the Company's financial statements as a result of this bulletin.

   EITF 00-10 creates a framework for accounting for shipping and handling fees and costs. This statement had no material impact on the Company's financial statements.

   Cash Flows--For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid investments purchased with an initial maturity of ninety days or less to be cash equivalents.

            (Dollar amounts in thousands except dollars per share)


   Supplemental disclosures of cash flow information:

                                  Successor
                                   Company          Predecessor Company
                                 -----------  -----------------------------------
                                 November 1   December 1, 1999   Years ended
                                     to              to        ------------------
                                 November 30  October 31, 2000  1999       1998
                                 -----------  ---------------- -------    -------
Cash paid during the year for
 interest......................    $1,469         $33,322      $37,574    $15,930
Cash paid during the year for
 income taxes..................        55             563          418      1,194
Senior Subordinated Seller
 Notes issued in connection
 with the RPS acquisition......       --              --           --     170,000
Junior Notes issued in
 connection with the RPS
 acquisition...................       --            4,174(2)     5,020(1)  40,000
Special loan PIK interest......     1,822(3)          --           --         --
Liabilities assumed in the
 acquisitions including accrued
 merger and acquisition costs..       --              --           --     101,830

--------
(1) Represents non-cash interest added to principal of the Predecessor Company during 1999.
(2) Represents non-cash interest added to principal of the Predecessor Company during 2000. This amount was discharged under the Plan of Reorganization (see Note 2 to the consolidated financial statements).
(3) Represents non-cash interest added to principal for the Successor Company during 2000.

   Reorganization Costs--In accordance with SOP 90-7, costs incurred directly related to the bankruptcy proceeding are classified as Reorganization Costs in the accompanying Consolidated Statement of Earnings.

   Reclassifications--Certain prior year amounts in these financial statements have been reclassified to conform with the current year presentation.

2. PLAN OF REORGANIZATION

   On August 28, 2000, the Company filed a Joint Prepackaged Plan of Reorganization (the "Plan") for the Company and its U.S. subsidiaries pursuant to Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Bankruptcy Court confirmed the Company's Plan on October 4, 2000, which became effective as of October 20, 2000, the effective date of the Plan (the "Effective Date"). For accounting purposes, the inception date of the Successor Company is deemed to be November 1, 2000.

   The Plan provided that, among other things, (i) the existing bank credit agreement was restructured to comprise a four year, eleven month senior term facility of $137,177 and a four year, eleven month special facility of $100,000 on which interest will be accrued but not paid until at least November 30, 2002; (ii) the Company's bank group provided, in addition to the $237,177 facilities detailed above, a post-petition credit agreement (the "DIP Agreement") facility with available borrowings of $47,765 which was converted into a revolving credit facility upon the Company's emergence from the reorganization; (iii) members of the bank group received Series A Warrants with a five year term to purchase 678,334 shares of the Company's new common stock, no par value (the "New Common Stock") at an exercise price of $0.01 per share and Series A Preferred Stock with a total liquidation preference of $100, quarterly dividends at the rate of 16% per annum, and the right to elect two directors to the Company's Board of Directors (and to elect a majority of the directors upon certain defaults under the credit agreement); (iv) in exchange for their Notes, the holders of $190,438 of senior subordinated notes and certain other unsecured creditors received 4,410,000 shares of New Common Stock representing 88% of the equity value of the reorganized Company, subject to dilution for warrants to existing shareholders and management options; (v) in exchange for their Notes, the holders of $49,195 of junior subordinated notes received 90,000 shares of New Common Stock representing 2% of the equity value of the reorganized Company, subject to dilution for warrants to existing shareholders and management options and Series B Warrants giving

            (Dollar amounts in thousands except dollars per share)

them the right to acquire an aggregate of 555,556 shares of New Common Stock of the reorganized Company at an exercise price of $30.00 per share; (vi) the Company's employees' rights under the Retirement Savings Plan ("RSP") were preserved; and (vii) the Company's approximately 12,669,000 shares of previously outstanding common stock (the "Old Common Stock") were cancelled and existing holders of Old Common Stock received "out of the money" Series C warrants with a six year term giving them the right to acquire an aggregate of 549,451 shares of New Common Stock of the reorganized Company at an exercise price of approximately $49.46 per share (each Series C Warrant entitles the holder to purchase 0.04326865 of a share of New Common Stock at a price of $2.14, thereby requiring a holder to exercise approximately 23.111 Series C Warrants at an aggregate exercise price of approximately $49.46 to purchase one share of New Common Stock).

   The Plan had a significant impact on the financial statements of the Successor Company, including the creation of a new reporting entity upon emergence from bankruptcy through the application of fresh-start accounting pursuant to SOP 90-7. Accordingly, the Successor Company's financial statements reflect the application of fresh-start accounting and have not been prepared on a basis consistent with the Predecessor Company's financial statements and are not comparable in all respects to the financial statements prior to the reorganization.

   The Company determined the reorganization value of the Company of approximately $50,000 with the assistance of financial advisors. These advisors (i) reviewed certain historical financial information of the Company for recent years and interim periods; (ii) reviewed certain internal financial and operating data, including five-year financial projections, prepared and provided by management, relating to its business and its prospects, which include the assumption of an average sales volume growth of approximately six percent per year; (iii) met with certain members of senior management of the Company to discuss the Company's operations and future prospects; (iv) reviewed publicly available financial data and considered the market value of public companies which the financial advisors deemed generally comparable to the operating business of the Company; (v) considered certain economic and industry information relevant to the operating business; and (vi) conducted such other studies, analyses, inquiries, and investigations as they deemed appropriate. Based upon the foregoing, the financial advisors developed a range of values for the Company as of the Effective Date. In addition to relying on management's projections, the reorganization valuation analysis made a number of assumptions including, but not limited to, a successful and timely reorganization of the Company's capital structure and the continuation of current market conditions through the forecast period.

   As part of applying fresh start accounting, the Company retained an independent valuation advisor to appraise certain assets of the Company and issue an appraisal report. The value estimate included in the appraisal report was relied upon by management in determining the fair value of the Company's property, plant and equipment.

   The difference between the Company's reorganization value and the fair value of the Company's assets and liabilities resulted in the recording of a reorganization value in excess of amounts allocable to identifiable assets of $162,757 as of October 31, 2000.

            (Dollar amounts in thousands except dollars per share)


   The Company incurred certain costs related to the Plan, which are shown as Reorganization Costs in the Consolidated Statement of Earnings. The components of Reorganization Costs for the eleven months ended October 31, 2000 are as follows:

                                                                 Eleven months
                                                                     ended
                                                                October 31, 2000
                                                                ----------------
      Professional fees:
        Consulting fees........................................    $  (7,085)
        Legal fees.............................................       (3,324)
        Professional fees and advisory services................       (2,910)
        Bank fees..............................................       (1,515)
                                                                   ---------
          Total professional fees..............................      (14,834)
                                                                   ---------
      Fresh start adjustments:
        Write off of goodwill..................................     (249,089)
        Write up of property, plant and equipment..............        7,006
        Write up of inventory..................................          382
        Pension and related....................................       (3,426)
        Other..................................................       (2,084)
                                                                   ---------
          Total fresh start adjustments........................     (247,211)
                                                                   ---------
          Total reorganization items...........................    $(262,045)
                                                                   =========

   The Company recorded an extraordinary gain on discharge of debt, accrued interest and certain other impaired claims. The components of this gain are as follows:

                                                                 Eleven months
                                                                     ended
                                                                October 31, 2000
                                                                ----------------
      Cancellation of senior subordinated notes................     $190,438
      Cancellation of junior subordinated PIK notes............       49,195
      Cancellation of accrued interest.........................       13,613
      Cancellation of other impaired claims....................       16,151
      Unamortized debt discount................................       (4,672)
      Debt issuance costs......................................      (18,431)
                                                                    --------
      Net extraordinary gain...................................     $246,294
                                                                    ========

   The Consolidated Balance Sheet prepared as of October 31, 2000, discussed below, illustrates the effect of the Company's Plan of Reorganization and the effect of implementing fresh start accounting. The adjustments present (i) the Company's reorganized capital structure, including its new credit agreement,
(ii) the effect of discharging the senior and junior subordinated notes, related accrued interest, debt issuance costs and other impaired claims, (iii) the elimination of the Predecessor Company's existing goodwill, (iv) the elimination of the accumulated deficit and comprehensive loss, (v) the estimated liability for the discounted present value of the future redemption of preferred stock under the Company's existing guaranteed ESOP, (vi) the write-up of property, plant and equipment and inventory to approximate fair market value, (vii) the adjustment of the Company's pension plans and postretirement benefit liability to reflect fair market value, and (viii) certain other adjustments to adopt SOP 90-7.

             (Dollar amounts in thousands except dollars per share)


   The effects of the Plan, Debt Discharge and Refinance and Fresh Start adjustments on the Company's Consolidated Balance Sheet at the Effective Date are as follows (in thousands):

                                        Reorganization Adjustments
                          ---------------------------------------------------------
                            Predecessor       Debt                    Successor
                              Company       Discharge    Fresh         Company
                          October 31, 2000 & Refinance   Start     October 31, 2000
                          ---------------- -----------  --------   ----------------
Assets
Current assets:
 Cash and cash
  equivalents...........     $  11,941      $     --    $    --        $ 11,941
 Accounts receivable,
  net...................        95,424            --         --          95,424
 Inventories, net.......        80,650            --         382 b       81,032
 Other current assets...        12,782            --         --          12,782
                             ---------      ---------   --------       --------
   Total current assets.       200,797            --         382        201,179
 Property, plant and
  equipment, net........        63,672            --       7,006 b       70,678
 Other tangible assets..           150            --         --             150
 Intangible assets,
  net...................       276,486        (18,431)a (249,089)b        8,966
 Other non-current
  assets, net...........        10,662            --         (64)b       10,598
 Reorganization value
  in excess of amounts
  allocable to
  identifiable assets...           --             --     162,757 b      162,757
                             ---------      ---------   --------       --------
   Total assets.........     $ 551,767      $ (18,431)  $(79,008)      $454,328
                             =========      =========   ========       ========
Liabilities and
 Shareholders' Equity
 (Deficit)
Liabilities subject to
 compromise:
 Senior subordinated
  notes.................     $ 190,438      $(190,438)a $    --        $    --
 Junior subordinated
  payment in kind
  notes.................        49,195        (49,195)a      --             --
 Accrued interest.......        13,613        (13,613)a      --             --
 Other accrued
  liabilities...........        16,151        (16,151)a      --             --
                             ---------      ---------   --------       --------
   Total liabilities
    subject to
    compromise..........       269,397       (269,397)       --             --
Liabilities not subject
 to compromise:.........
 Notes payable, bank
  credit agreement......         8,565         (8,565)a      --             --
 Current maturities of
  other long term debt..         2,385            --         --           2,385
 Cash overdrafts........        11,218            --         --          11,218
 Accounts payable.......        56,478            --         --          56,478
 Accrued expenses.......        73,374         (5,491)a    5,446 b       73,329
                             ---------      ---------   --------       --------
   Total current
    liabilities.........       421,417       (283,453)     5,446        143,410
Notes payable, bank
 credit agreement.......       223,493         21,684 a   (6,877)a      238,300
Other long term debt,
 less current
 maturities.............         2,674            --         --           2,674
Guaranteed employees'
 stock ownership plan
 obligation.............         2,956         (2,956)a      --             --
Post-retirement benefit
 liability..............        18,815            --         --          18,815
Other long-term
 liabilities............         1,129            --         --           1,129
                             ---------      ---------   --------       --------
   Total liabilities....       670,484       (264,725)    (1,431)       404,328
Redeemable convertible
 preferred stock, at
 liquidation value of
 $25 per share, 1,700
 shares authorized, 960
 shares issued..........        24,000            --     (11,381)a       12,619
New preferred stock, at
 liquidation preference
 of $1 per share, 100
 authorized and issued..           --             --         100 a          100
Guaranteed employees'
 stock ownership plan
 obligation.............        (2,956)           --       2,956 a          --
Treasury stock, at cost,
 184 shares.............        (3,347)           --         853 a       (2,494)
                             ---------      ---------   --------       --------
   Total preferred
    equity..............        17,697            --      (7,472)        10,225
Common stock, no par
 value; 30,000 shares
 authorized, 12,701
 issued.................        90,375            --     (90,375)a          --
New common stock, no par
 value; 30,000 shares
 authorized, 0 issued...           --             --       4,500 a        4,500
Common stock warrants...        26,187            --     (26,187)a          --
New common stock
 warrants...............           --             --       8,199 a        8,199
Accumulated
 comprehensive loss.....       (98,855)           --      98,855 c          --
Retained earnings
 (accumulated deficit)..      (153,590)       246,294 a  (92,704)c          --
Additional paid in
 capital................           --             --      27,076 a       27,076
                             ---------      ---------   --------       --------
                              (135,883)       246,294    (70,636)        39,775
Less treasury stock, at
 cost...................          (531)           --         531 a          --
                             ---------      ---------   --------       --------
   Total shareholders'
    equity..............      (118,717)       246,294    (77,577)        50,000
                             ---------      ---------   --------       --------
   Total liabilities and
    shareholders' equity
    (deficit)...........     $ 551,767      $ (18,431)  $(79,008)      $454,328
                             =========      =========   ========       ========

            (Dollar amounts in thousands except dollars per share)


   For purposes of fresh start accounting, the reorganization value used in preparing the consolidated balance sheet was $50,000. The following is a brief description of the adjustments made in preparing the above-Consolidated Balance Sheet:

     (a) To record the discharge of the senior and junior subordinated notes and borrowings, net of related costs, as well as ESOP debt, under the existing credit agreement, the cancellation of Old Common Stock, warrants and treasury stock, and the issuance of New Common Stock, New Preferred Stock and new warrants pursuant to the Plan;

     (b) To record certain adjustments to state assets and liabilities at their estimated fair value, including the establishment of reorganization value in excess of amounts allocable to identifiable assets using the reorganization value discussed above. These adjustments include adjusting property, plant and equipment to estimated fair market value and write up of inventory to approximate fair market value;

     (c) To eliminate the accumulated deficit and accumulated comprehensive loss (which consists of foreign currency translation losses).

   As a result of the Chapter 11 proceedings and the related Plan, an extraordinary gain on the forgiveness of debt and related accrued interest, net of deferred financing fees, approximating $246,294, was recognized in the Consolidated Statement of Earnings at October 31, 2000.

3. ACQUISITIONS AND DISPOSITIONS

   Acquisition of MSI--In December 1997, the Company acquired MSI. MSI develops and distributes retail automation systems (including Point of Sale ("POS") software), primarily for the convenience store, petroleum dispensing and fast food service industries. The Company paid MSI's stockholders an initial amount of $12,000.

   The MSI acquisition has been accounted for as a purchase, and accordingly, the results of operations of MSI have been included in the Company's consolidated financial statements since the date of acquisition. Assets of approximately $2,700 were acquired and liabilities of approximately $1,400 were assumed and have been recorded at their determined fair values. An independent valuation was performed for intangible assets acquired. As such, intangible software technology was recorded which is being amortized over four years and $5,879 was allocated to in-process research and development ("IPR&D") projects that had not reached technological feasibility and have no alternative future use. This amount was charged to operations at the date of acquisition and is included in merger and acquisition costs and other unusual items in the consolidated statement of earnings.

   As of the acquisition date, MSI was developing the CVN POS(TM) for Windows(R) solution ("CVN Windows") in order to provide a next-generation comprehensive point of sale (POS) software application in the convenience store, petroleum dispensing and fast food service industries. CVN Windows will incorporate a graphical user interface with touch screen controls and allow the system to be used with most POS systems. CVN Windows was under development for approximately two years and was in the alpha testing stage at the time of the acquisition. At the date of acquisition, approximately 85% of the research and development costs related to CVN Windows had been incurred, based on remaining costs to complete development, testing and quality assurance. The Company completed the development tasks for CVN Windows during the third quarter of 1999.

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

            (Dollar amounts in thousands except dollars per share)


   RPS Division Acquisition--On September 30, 1998 the Company completed the acquisition of the RPS Division for a purchase price equal to $330,000, of which $100,000 was paid in cash borrowed under the terms of the Predecessor Credit Agreement as well as $22,500 of Senior Notes. The $210,000 seller note portion of the purchase price consisted of $40,000 in Junior Notes, and $170,000 in Senior Subordinated Seller Notes. $20,000 of the purchase price was paid in the form of warrants. See Notes 7, 8 and 13 for additional information on the debt and warrant instruments used to finance the RPS Acquisition.

   The RPS Division is a leading manufacturer and servicer of fuel dispensing systems in Western Europe. The RPS Acquisition was accounted for as a purchase and the RPS Division's results have been included in the consolidated financial statements of the Company from the date of acquisition. The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values. The purchase price exceeded the estimated fair value of tangible and intangible net assets acquired by $263,400, which was recorded as goodwill. The Company is to reimburse Schlumberger for cash (net of adjustments) that remained in the RPS Division at the date of the RPS Acquisition, which amounted to $6,507. The Company has filed a claim against Schlumberger for breaches of certain representations and warranties that were made in the purchase agreement related to the RPS Acquisition. The amount of the claim exceeds the cash amount due to Schlumberger. (See Note 21 to the consolidated financial statements, "Contingent Liabilities.")

   Included in accrued liabilities are certain remaining costs the Company will incur to effect an integration and rationalization plan for the RPS Division's operations. These costs represent involuntary termination costs and other closure costs in connection with closing redundant manufacturing and service operations. These accrued costs do not include costs associated with consolidation of previously existing Tokheim subsidiaries, which will be expensed as incurred or separately accrued once all criteria for accrual are met. The restructuring plan was completed at November 30, 2000. The Company expects the final cash payments related to the integration and rationalization plan to be completed by the end of the year 2001. The table below summarizes the accrued liability activity by major category and initiative. Approximately $4,312 of the original liability was unused at October 31, 2000 and recorded as a reduction of goodwill.

                         November 30, Adjustments  Charges   November 30, Adjustments  Charges   November 30,
                             1998     to Accrual  to Accrual     1999     to Accrual  to Accrual     2000
                         ------------ ----------- ---------- ------------ ----------- ---------- ------------
Involuntary employee
 termination benefits...   $18,617      $(3,036)   $ (7,575)    $8,006      $(4,191)   $(2,693)     $1,122
Facility closure and
 other closure costs....       482          204        (475)       211          (36)      (175)        --
Lease and contract
 termination fees.......     1,195        4,305      (5,119)       381          (85)      (296)        --
                           -------      -------    --------     ------      -------    -------      ------
    Total accrued
     integration and
     rationalization
     costs..............   $20,294      $ 1,473    $(13,169)    $8,598      $(4,312)   $(3,164)     $1,122
                           =======      =======    ========     ======      =======    =======      ======

   The original accrual established at November 30, 1998 included an estimate for 644 employee terminations at various locations. During 2000 and 1999, approximately 77 and 620 employees, respectively, were terminated. The revised estimate for total employees to be terminated by the completion of the plan is
729. The adjustments to the accrual resulted from the refinement of the integration and rationalization plan during 2000 and 1999.

   During 1998, approximately $400 was charged against the accrual, primarily for employee termination costs.

            (Dollar amounts in thousands except dollars per share)


   The table below summarizes the acquisition liabilities related to the consolidation plan for Sofitam, which was established in 1996 and completed in 1999. Approximately $319 of the original liability was unused at November 30, 1999 and recorded as a reduction of goodwill.

                         November 30,  Charges   November 30, Adjustments  Charges   November 30,
                             1997     to Accrual     1998     to Accrual  to Accrual     1999
                         ------------ ---------- ------------ ----------- ---------- ------------
Involuntary employee
 termination benefits...    $4,124     $(2,279)     $1,845       $(247)    $(1,598)      $--
Lease and contract
 termination fees.......       941        (863)         78         (72)         (6)       --
                            ------     -------      ------       -----     -------       ----
    Total accrued
     integration and
     rationalization
     costs..............    $5,065     $(3,142)     $1,923       $(319)    $(1,604)      $--
                            ======     =======      ======       =====     =======       ====

   The following unaudited pro forma information summarizes consolidated results of operations of Tokheim, the RPS Division and MSI as if the acquisitions had occurred at the beginning of 1998. These unaudited pro forma results include certain adjustments, such as additional amortization expense as a result of increased goodwill and other intangible assets and increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on December 1, 1997, or future results of operations. The Company has closed redundant manufacturing, sales, service and administrative operations as part of the integration and rationalization plans discussed above. Anticipated synergies from the above restructuring have been excluded from the amounts included in the pro forma summary information presented below.

                                                                    (Unaudited)
                                                                    Years Ended
                                                                    November 30,
                                                                        1998
                                                                    ------------
   Net sales.......................................................   $743,623
   Net loss........................................................    (49,189)
   Net loss per common share (basic and diluted) (in dollars)......      (4.67)

   During 2000, the Company sold one of its wholly owned subsidiaries, Cocitam, S.A., in Abidjan, Ivory Coast for net proceeds of approximately $971 and recorded a gain on the sale of approximately $613.

4. MERGER AND ACQUISITION COSTS AND OTHER UNUSUAL ITEMS

   Included in merger and acquisition costs and other unusual items are certain costs that have been accrued as a restructuring liability at November 30, 2000, 1999, and 1998 and charged to operations. The activity in the restructuring accrual was as follows:

                                                                   Restructuring
                                                                      Accrual
                                                                   -------------
      Balance at November 30, 1997................................    $     0
        Establishment of the restructuring accrual................      2,300
                                                                      -------
      Balance at November 30, 1998................................      2,300
        Charges to the restructuring accrual......................     (1,762)
        Adjustments to the restructuring accrual..................       (198)
        Additions to the restructuring accrual during 1999........      2,700
                                                                      -------
      Balance at November 30, 1999................................      3,040
        Charges to the restructuring accrual......................     (2,490)
                                                                      -------
      Balance at November 30, 2000................................    $   550
                                                                      =======

            (Dollar amounts in thousands except dollars per share)


   The balance in the accrual at November 30, 2000 was $341 for involuntary termination and related costs and $209 for lease termination and other exit costs. These balances related directly to initiatives begun in 1999 or 1998 that were complete at November 30, 2000. The Company expects the cash payments related to the finalization of these initiatives to be made during early 2001.

   During 1999, as a result of the continuing integration and rationalization of the RPS Division with other business units, the Company accrued approximately $2,700 as a charge to operations which consisted of approximately $1,680 for involuntary termination and related costs for approximately 69 employees that served in primarily service and administrative roles at various service facilities in France and $1,020 for lease termination and other exit costs. No amounts were charged to this reserve as of November 30, 1999.

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

   In addition to the restructuring costs that were accrued as a liability and charged to merger and acquisition costs and other unusual items, the following table illustrates the other costs related to the Company's restructuring plan and costs the Company considers to be unusual that were charged directly to expense as the costs were incurred:

      2000
      Involuntary employee termination and related costs............... $ 3,587
      Lease cancellation and other facility expenses...................     500
      Increased warranty and other product related costs...............   1,078
      Litigation settlements and related costs.........................   9,729
      Non-capitalizable credit agreement fees and related costs........   1,885
      Other costs......................................................   1,579
                                                                        -------
          Total........................................................ $18,358
                                                                        =======
      1999
      Involuntary employee termination and related costs............... $ 5,479
      Lease cancellation and other facility expenses...................   1,045
      Increased warranty and other product related costs...............   1,717
      Other exit costs.................................................   3,954
                                                                        -------
          Total........................................................ $12,195
                                                                        =======
      1998
      Write-off of in process research and development related to MSI.. $ 5,879
      Involuntary employee termination and related costs...............   1,165
      Write-off of fixed assets, inventory and licensing agreement
       assets..........................................................   2,770
      Other exit costs.................................................   1,571
                                                                        -------
          Total........................................................ $11,385
                                                                        =======

            (Dollar amounts in thousands except dollars per share)


5. ACCRUED EXPENSES

   Accrued expenses consisted of the following at November 30, 2000 and 1999:

                                                                2000     1999
                                                               ------- --------
Accrued Expenses:
  RPS Division integration and rationalization plan........... $ 1,122 $  8,598
  Schlumberger Limited........................................     --     6,507
  Restructuring plan..........................................     550    3,040
  Compensated absences........................................  10,604   11,480
  Salaries, wages, and commissions............................   8,358   10,522
  Retirement benefits and profit sharing......................   7,889    5,755
  Interest....................................................      17   11,612
  Warranty....................................................   7,906    8,442
  Legal and professional......................................   3,093    5,092
  Employee payroll taxes......................................   4,742    3,778
  Deferred revenue............................................   5,878    7,478
  Taxes (sales, VAT, and other)...............................  10,467   16,288
  Other.......................................................  11,982   12,915
                                                               ------- --------
    Total..................................................... $72,608 $111,507
                                                               ======= ========

6. NOTES PAYABLE, BANK CREDIT AGREEMENT

   On September 30, 1998, Tokheim and certain of its subsidiaries, including certain of the subsidiaries used to acquire the RPS Division (the "Borrowers") entered into a credit agreement (the "Predecessor Credit Agreement") that amended and restated the then existing agreement ("Old Credit Agreement"). The Predecessor Credit Agreement originally consisted of a six year working capital/letter of credit facility and a six year term loan facility, each in an aggregate principal amount of $120,000. In conjunction with the January 29, 1999 Senior Subordinated Note offering, the Company used approximately $9,100 of the proceeds of such offering to reduce borrowings under the working capital facility and to permanently reduce the bank working capital commitment from $120,000 to $110,000.

   An additional agreement provided for the assignment of a three-year $7,600 ESOP loan facility with certain banks (the "ESOP Credit Agreement"). Indebtedness under the ESOP Credit Agreement would amortize with a final principal payment payable on May 31, 2001.

   During the quarter ended August 31, 1999, the Company failed to satisfy certain financial covenants contained in its Predecessor Credit Agreement. The Company received waivers relating to the financial covenant defaults for the fiscal quarter ended August 31, 1999 and also amended its Predecessor Credit Agreement to, among other things, amend certain financial covenants and require the Company to obtain $50,000 by issuing new equity-type securities and pay down the term loan balance on or before January 25, 2000 with such proceeds.

   On December 22, 1999, the Company amended its Predecessor Credit Agreement. Among the items amended were the removal of the requirement to obtain $50,000 through the issuance of equity-type securities and the provision for a mandatory reduction of the term loan by $50,000. Other terms of the Predecessor Credit Agreement that were amended included the addition of $5,750 to the borrowing availability under the working capital facility; changes to various financial covenants; the addition of a clean down or availability covenant on the working capital facility; an increase of up to 0.50% to the applicable margin charged on borrowings based upon the Company's leverage ratio; and an acceleration of the termination date of the Predecessor Credit Agreement from September 30, 2004 to September 30, 2003.

            (Dollar amounts in thousands except dollars per share)


   In consideration for the amendment to the Predecessor Credit Agreement, the Company paid certain fees and expenses to the bank group including warrants to purchase 16.5% of the outstanding common stock of the Company at a purchase price of $3.95 per share. The warrants were exercisable for an aggregate of 2,097,427 shares. The Company had the right, subject to the terms and conditions of the Predecessor Credit Agreement, to purchase 100% of the warrants upon termination of the Predecessor Credit Agreement or 50% by meeting specified de-leveraging conditions at various discount rates.

   The term loan under the amended Predecessor Credit Agreement called for equal quarterly principal payments aggregating $7,300 in 2000, $9,800 in 2001, and $12,200 in 2002. The principal payments in 2003 included equal quarterly payments in the first three quarters of $3,700 each with the remainder due at maturity on September 30, 2003.

   During the year ended November 30, 1999 and in December 1999, the Company was required to enter into three amendments to the Predecessor Credit Agreement to avoid the occurrence of events of default relating to certain financial ratios and tests.

   Indebtedness of the Company under the Predecessor Credit Agreement (a) was secured by (i) a first perfected security interest in and lien on certain of the real and personal property assets of the Company (including claims against certain subsidiaries to which the Company has made intercompany loans) and the Company's direct and indirect material majority-owned U.S. subsidiaries, (ii) a pledge of 100% of the stock of the Company's direct and indirect material majority-owned U.S. subsidiaries, and (iii) a pledge of 65% of the stock of the Company's first-tier material foreign subsidiaries and (b) was guaranteed by all of the Company's direct and indirect material majority-owned U.S. subsidiaries. Certain indebtedness of the Company's foreign subsidiaries which were Borrowers or became Borrowers under the Predecessor Credit Agreement would be secured by certain of the personal property of such foreign subsidiaries.

   Indebtedness (other than with respect to the additional availability under the working capital facility) under the Predecessor Credit Agreement bore interest based upon (at the applicable Borrower's option) (i) the Base Rate in the case of U.S. dollar denominated loans (defined as the higher of (x) the applicable prime rate and (y) the federal funds rate (as adjusted pursuant to the Predecessor Credit Agreement) plus 0.50%) plus an applicable margin based upon the Company's leverage ratio (with a range of 1.50% to 3.50% for revolving loans and 3.50% for term loans) or (ii) the applicable Eurocurrency Rate (as defined in the Predecessor Credit Agreement) for a deposit in the currency of, and for a maturity corresponding to, the applicable loan and interest period, plus an applicable margin based upon the Company's leverage ratio (with a range of 2.50% to 4.50% for revolving loans and 4.50% for term loans). In addition, the $5,750 of additional availability under the working capital facility bore an applicable margin on Base Rate loans of 5.00% and Eurocurrency Rate loans of 6.00%.

   On May 31, 2000, the Company was in violation of several of the financial covenants under the Predecessor Credit Agreement. In June 2000, the Company sought and obtained a waiver in respect to these violations and entered into discussions with its lenders to restructure its borrowings. On July 31, 2000, the Company reached an agreement in principle with its lenders. On August 28, 2000, the Company and its subsidiaries domiciled in the United States filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. (See Note 2 to the consolidated financial statements.)

   On August 29, 2000, the Company entered into a post petition credit agreement (the "DIP Agreement"). The DIP Agreement consisted of a revolving facility of up to $47,765 and contained various financial and other covenants customary for this type of agreement. The agreement terminated upon the confirmation order of the United States Bankruptcy Court becoming final as of October 20, 2000.

            (Dollar amounts in thousands except dollars per share)


   The Company entered into a post-confirmation credit agreement (the "New Credit Agreement") as of October 20, 2000, which replaced the Predecessor Credit Agreement, the ESOP Credit Agreement and the DIP Agreement. The New Credit Agreement comprises a four-year, eleven month revolving credit facility and three four-year, eleven month term facilities; the Tranche A Term Loan, the Tranche B Term Loan and the Special Loan.

   The revolving credit facility is in a maximum amount of $47,765 with availability based upon the amount of the Company's plant and machinery, inventory and receivables. Up to $5,000 of the facility may be utilized for the issuance of letters of credit, of which not more than $3,000 may be standby letters of credit. Borrowings under the revolving credit facility may be in US dollars or Euro, and bear interest based upon (at the Company's option) (i) the Base Rate (defined as the higher of (a) the prime rate and (b) the federal funds rate plus 0.5%) plus 2.5% in the case of US dollar denominated loans or (ii) the Eurodollar Rate (Reserve Adjusted) as defined in the New Credit Agreement plus 4% in the case of Euro denominated loans.

   The Tranche A Term Loan and the Tranche B Term Loan are in the amounts of $36,540 and $100,637 respectively and bear interest based upon (at the Company's option) (i) the Base Rate (defined as the higher of (a) the prime rate and (b) the federal funds rate plus 0.5%) plus 3.5% in the case of US dollar denominated loans or (ii) the Eurodollar Rate (Reserve Adjusted) as defined in the New Credit Agreement plus 5% in the case of Euro denominated loans.

   The Special Loan is in the amount of $100,000 and bears interest at the rate of 16%, which is capitalized as part of the principal balance in lieu of being paid in cash. The loan is repayable in four annual installments of $25,000 plus capitalized interest thereon, commencing November 30, 2002.

   Any time an event of default (as defined in the New Credit Agreement) exists, the interest rates on the loans may be increased by 3%.

   In consideration for establishing the New Credit Agreement, the Company paid certain fees and expenses to the bank group, including Series A Warrants to purchase 678,334 shares of New Common Stock of the Company at a purchase price of $0.01 per share. The Company also issued to the bank group New Preferred Stock with a liquidation preference of $100 and quarterly dividends at an annual rate of 16%. The holders of the New Preferred Stock are entitled to appoint two directors to the board of directors of the Company. In the event the Company defaults under the New Credit Agreement, the holders of the New Preferred Stock, voting as a separate class, will be entitled to elect a majority of the directors on the board of directors of the Company.

   Indebtedness of the Company under the New Credit Agreement is secured by
(i) a first perfected security interest in and lien on substantially all of the real and personal property assets of the Company's direct and indirect material majority-owned U.S. subsidiaries, (ii) a pledge of 100% of the stock of the Company's direct and indirect material majority-owned U.S. subsidiaries, and (iii) a pledge of 65% of the stock of the Company's first-tier material foreign subsidiaries and (b) was guaranteed by all of the Company's direct and indirect material majority-owned U.S. subsidiaries.

   The Company may voluntarily prepay the loans, in whole or in part, without penalty except for the Special Loan, which carries a prepayment penalty if paid off prior to August 2002. The Company is also required to apply against the loans (i) all net cash proceeds from sale of assets, (ii) all insurance proceeds (with certain exceptions), (iii) all net proceeds from the sale or issuance of debt or equity (with certain exceptions) and (iv) the percentage of excess cash flow (as defined in the New Credit Agreement) for each fiscal year commencing with year ending November 30, 2002.

            (Dollar amounts in thousands except dollars per share)


   The New Credit Agreement requires the Company to meet certain consolidated financial tests, including minimum levels of EBITDA, fixed charge coverage ratio and interest coverage ratio (all as defined in the New Credit Agreement), maximum senior debt and total debt leverage ratios, and maximum levels of capital expenditures. The New Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, payment of dividends, transactions with affiliates, asset sales, acquisitions, investments, mergers and consolidations, prepayments and amendments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

   As at November 30, 2000, the Company had satisfied its financial tests. While the Company currently expects to remain in compliance with the covenants and to satisfy the financial tests in the future, its ability to do so may be affected by events beyond its control. Therefore, there can be no assurance that the Company will satisfy such financial tests or that it will be able to obtain amendments to the New Credit Agreement, if so needed, to avoid a default. In the event of a default, the lenders could elect to declare all amounts borrowed under the New Credit Agreement to be due and payable immediately.

   At November 30, 2000 and 1999, the aggregate amounts outstanding under revolving facilities were $8,534 and $94,300, respectively. These amounts are classified as long-term debt as the Company had the ability (under the terms of the Agreement) and the intent to finance these obligations beyond one year. Total availability under the revolving facilities at November 30, 2000 and 1999 was $47,765 and $110,000 respectively, of which $39,231 and $15,700 respectively was unused. Any balances on the loan are repayable in full at September 20, 2005.

7. SENIOR NOTES

   As part of the financing for the acquisition of the RPS Division, the Company entered into a note purchase agreement, pursuant to which the Company issued $22,500 aggregate principal amount of Senior Notes bearing an interest rate starting at 12.5% and increasing by 0.5% on December 1, 1998, and every three months thereafter to a maximum of 14.5%.

   On January 29, 1999, the Company redeemed the Senior Notes at an aggregate price of $23,200, representing principal of $22,500, accrued and unpaid interest of $200 and an applicable call premium of $500. The Company also incurred an extraordinary loss on debt extinguishment related to the refinancing of the Senior Notes of $4,600 representing unamortized issuance costs which were written off in conjunction with the redemption. The redemption was effected through the issuance of $123,000 aggregate principal amount of 11.375% Senior Subordinated Notes due 2008 (the "Dollar Notes") and
(Euro)75,000 aggregate principal amount of 11.375% Senior Subordinated Notes due 2008 (the "Euro Notes").

8. SENIOR SUBORDINATED NOTES

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

            (Dollar amounts in thousands except dollars per share)

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

   On September 30, 1998, the Company completed the repurchase of the final $55,000 face value of the 11.5% Notes outstanding. The Company redeemed the 11.5% Notes at an aggregate price of $67,300 plus accrued interest and recorded an extraordinary loss on debt extinguishment of approximately $14,900. This amount includes $12,300 of premiums paid to redeem the 11.5% Notes and $2,600 representing the write-off of a proportionate share of the original unamortized deferred issuance costs. These 11.5% Notes were repurchased with proceeds from borrowings under the Predecessor Credit Agreement.

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

   On January 26, 1999, the Company issued $123,000 aggregate principal amount of the Dollar Notes and (Euro)75,000 aggregate principal amount of the Euro Notes in a private placement pursuant to Rule 144A (the "Offering"). The Dollar Notes and the Euro Notes (together, the "Notes") would have matured on August 1, 2008, and interest was payable semi-annually on February 1 and August 1 of each year, commencing August 1, 1999.

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

   The Company designated the Euro Notes as a hedge instrument against its foreign denominated intercompany long-term notes receivable held by domestic subsidiaries. As such, any gains or losses on translation of these notes to U.S. dollars were recorded in the Shareholders' Equity section of the balance sheet.

   The Notes would have been redeemable, at the Company's option, in whole at any time, or in part from time to time, on and after February 1, 2004, upon not less than 30 nor more than 60 days' notice, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the twelve-month period commencing on February 1 of the year set forth below, plus, in each case, accrued and unpaid interest thereon, if any, to the date of redemption:

             Year                           Percentage
             ----                           ----------
             2004..........................  105.688%
             2005..........................  103.792%
             2006..........................  101.896%
             2007 and thereafter...........  100.000%

            (Dollar amounts in thousands except dollars per share)


   At any time, or from time to time, on or prior to February 1, 2002, the Company could, at its option, use the net cash proceeds of one or more public equity offerings to redeem up to 35% of the original principal amount of the Dollar Notes issued in the Offering and up to 35% of the original principal amount of the Euro Notes issued in the Offering, each at a redemption price equal to 111.375% of the principal amount thereof plus accrued and unpaid interest thereon, if any, to the date of redemption; provided that at least 55% of the original principal amount of the Dollar Notes issued in the Offering or the Euro Notes issued in the Offering, as the case may be, remains outstanding immediately after any such redemption and the Company should make such redemption not more than 120 days after the consummation of any such public equity offering.

   The Notes were unsecured and subordinated to all of the Company's existing and future senior debt, including its obligations under the Predecessor Credit Agreement. All of the Company's current and future U.S. subsidiaries guaranteed the Notes with guarantees that were unsecured and subordinated to senior debt of subsidiaries. The indentures under which the Notes were issued contained covenants limiting the Company's ability to incur additional debt; pay dividends on capital stock, repurchase capital stock or make certain other restricted payments; make certain investments; create liens on assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and transfer and sell assets.

   On the Effective Date, pursuant to the Plan, the Senior Subordinated Notes were cancelled, and the obligation of the Company therein was discharged. At this time, each holder of a claim arising from or relating to the Senior Subordinated Notes, along with certain other impaired creditors, became entitled to receive its pro rata share of 4,410,000 shares of New Common Stock. Per SOP 90-7, the discharge of the Senior Subordinated Notes and the related accrued interest, net of bond issuance costs was recorded as an extraordinary gain at October 31, 2000. See Note 2 for further discussion on the Plan of Reorganization and related debt discharge.

   In accordance with SOP 90-7, the Company did not accrue interest of approximately $3,200 on the Senior Subordinated Notes from the period August 28, 2000 through the Effective Date, as such amounts were not paid under the Plan.

9. JUNIOR SUBORDINATED PIK NOTES

   In connection with the acquisition of the RPS Division, the Company issued $40,000 in Junior Notes. Interest on the Junior Notes was payable quarterly in cash or in-kind at the Company's option. The Company elected not to pay the interest in cash and the interest was added to the principal. All existing U.S. subsidiaries guaranteed the Junior Notes on a junior subordinated basis with unconditional guarantees that are unsecured and subordinated to senior debt of such subsidiaries.

   The Junior Notes were unsecured junior subordinated obligations of the Company and were junior to the Company's senior debt. The Junior Notes were issued under an indenture (the "Junior Indenture") that limited the ability of the Company and its subsidiaries to, among other things: incur indebtedness; pay dividends and make certain other payments; make certain investments; sell certain assets; enter into certain transactions with affiliates; restrict distributions from subsidiaries; incur liens; and consolidate, merge or transfer all or substantially all of its or its subsidiaries' assets.

   Subject to the terms of the Junior Indenture, the Junior Notes could be redeemed at any time, in whole or in part, at the option of the Company at a redemption price equal to the unpaid principal amount thereof plus accrued interest thereon to the redemption date. Upon a change of control (as defined in the Junior Indenture, and subject to certain conditions set forth in the Junior Indenture), any holder of Junior Notes would have the right to cause the Company to repurchase all or any part of the Junior Notes of such Holder at a purchase price equal to 101% of the principal amount of the Junior Notes to be repurchased plus accrued and unpaid interest thereon, if any, to the date of repurchase. The Junior Notes were subject to a registration rights agreement, with

            (Dollar amounts in thousands except dollars per share)

registration rights that could be exercised any time after the date that was 120 days after the issue date of the Junior Notes. Interest of $4,174 and $5,020 was added to the balance of the Junior Notes in 2000 and 1999, respectively.

   On the Effective Date, as put forth in the Reorganization Plan, the Junior Subordinated Notes and related unpaid interest were cancelled and the obligations of the Company therein were discharged. At this time, each holder of a claim arising from or relating to the Junior Subordinated Notes became entitled to receive (a) its pro rata share of 90,000 shares of New Common Stock and (b) its pro rata share of Series B Warrants. The discharge of the Junior Subordinated PIK Notes was recorded as a component of the extraordinary gain at October 31, 2000. See Note 2 to the consolidated financial statements for further discussion on the Plan of Reorganization and related debt discharge entries.

   In accordance with SOP 90-7, the Company did not accrue interest of approximately $900 on the Junior Notes from the period August 28, 2000 through the Effective Date, as such amounts were not paid under the Plan.

10. OTHER LONG TERM DEBT AND GUARANTEED EMPLOYEES' STOCK OWNERSHIP PLAN (ESOP) OBLIGATION

   Other long-term debt at November 30, 2000 and 1999 consisted of the following:

                                                                   2000   1999
                                                                  ------ ------
Capital lease obligations, due through 2005 (a).................. $3,885 $4,847
Various notes, due through 2005 at interest rates ranging from
 2.8% to 6.0%....................................................  1,615  1,552
                                                                  ------ ------
                                                                   5,500  6,399
Less: current maturities.........................................  2,512  3,231
                                                                  ------ ------
                                                                  $2,988 $3,168
                                                                  ====== ======

   Aggregate scheduled maturities of the above other long-term debt obligations during the upcoming five years approximate $2,512, $1,328, $1,053, $585 and $15, respectively.

   ESOP obligation at November 30, 2000 and 1999 consisted of the following:

                                                                   2000  1999
                                                                   ---- ------
ESOP obligation, variable rate, maturing $691 to $760 quarterly through May 2001, rate of
 8.52% at November 30, 1999 (b)................................... $--  $4,351

--------
(a) Consists of various monthly, quarterly and annual lease obligations for buildings, vehicles and computer equipment.
(b) On the Effective Date, the ESOP obligation was rolled into the New Credit Agreement, as described in Note 6 to the consolidated financial statements, "Notes Payable, Bank Credit Agreement."

11. OPERATING LEASES

   The Company leases certain manufacturing equipment, office equipment, computers and software, vehicles, and office and warehousing space under operating leases. These leases generally expire in periods ranging from one to five years.

            (Dollar amounts in thousands except dollars per share)


   Amounts charged to expense under operating leases were $1,488, $8,244, $11,322, and $6,364 for the one month period ended November 30, 2000, the eleven month period ended October 31, 2000 and the fiscal years ended November 30, 1999 and 1998, respectively. Future minimum payments under non-cancelable operating leases during the next five years approximate $8,673, $6,498, $5,452, $2,232, $1,811 and $1,245 thereafter.

12. STOCK OPTION PLANS

   The Predecessor Company had three separate Stock Option Plans, as outlined below:

 1982 Incentive Stock Option Plan (ISOP) and 1982 Unqualified Stock Option Plan (USOP)

   Effective January 21, 1992, no additional shares could be granted under these plans. All options expire within ten years from the date on which they were granted.

   The price of each share under the ISOP was not less than the fair market value of Tokheim Corporation Common Stock on the date the option was granted, and under the USOP was not less than 85% of the fair market value of Tokheim Corporation Common Stock on the date the option was granted.

 1992 Stock Incentive Plan (SIP)

   The Plan contains both incentive stock options (ISOs) and non-qualified stock options (NSOs). The price of each share under this Plan for an ISO or NSO was not less than the fair market value of Tokheim Corporation Common Stock on the date the option is granted.

   Options granted under the SIP become exercisable at the rate of 25% of the total options granted per year, beginning one year after the grant date. All options expire within ten years from the date on which they were granted.

   In addition, the SIP provides for the granting of Stock Appreciation Rights
(SARs) and Restricted Stock Awards (RSAs).

   On the Effective Date, all rights and awards granted under ISOP, USOP and SIP were cancelled.

   Options granted under the cancelled plans during 1999 and 1998 are as follows:

      Year of Grant                                            ISO     SAR   RSA
      -------------                                          ------- ------- ---
      1999.................................................. 179,000 152,000 --
      1998..................................................   2,000     --  --

   During 1999, the Company elected to grant SARs, as included in the table above, in conjunction with previously granted ISOs, pursuant to the 1992 SIP plan. SARs are exercisable for the same period as the companion stock options. Exercise of either cancels the other.

             (Dollar amounts in thousands except dollars per share)


   The following table sets forth the status of all outstanding options at November 30, 1999:

                                                     Exercisable                        Total
                                                       In The                          Options
 Option                                               Next One                       Authorized
Price Per             Currently                        to Four                           and
  Share              Exercisable                        Years                        Outstanding
---------            -----------                     -----------                     -----------
$20.0000                14,850                             --                           14,850
 18.6875                   500                           1,500                           2,000
 18.1250                 6,250                           6,250                          12,500
 12.2500                   500                             --                              500
  8.8800                36,250                             --                           36,250
  8.6880               141,875                         144,375                         286,250
  8.6875                   --                          169,000                         169,000
  8.5625                   --                           10,000                          10,000
  8.5000                15,000                             --                           15,000
  7.9380                 9,000                          14,000                          23,000
  7.1250                28,125                           9,375                          37,500
                       -------                         -------                         -------
                       252,350                         354,500                         606,850
                       =======                         =======                         =======

   There were 252,350 and 172,425 options exercisable as of November 30, 1999 and 1998, respectively.

   The weighted average exercise price was $9.07 and $9.25 and the weighted average remaining contractual life was 7.32 and 6.83 years for all outstanding options at November 30, 1999 and 1998, respectively.

   Transactions in stock options under these plans are summarized as follows:

                                                          Shares
                                                       Under Option Price Range
                                                       ------------ -----------
      Outstanding, November 30, 1997..................    626,482   $6.81-20.00
      Granted.........................................      2,000   $     18.69
      Exercised.......................................    (94,907)  $6.81-11.94
      Forfeited or expired............................    (13,775)  $7.94-20.00
                                                         --------
      Outstanding, November 30, 1998..................    519,800   $7.13-20.00
      Granted.........................................    179,000   $8.56- 8.69
      Exercised.......................................     (2,500)  $      8.69
      Forfeited or expired............................    (89,450)  $7.13-20.00
                                                         --------
      Outstanding, November 30, 1999..................    606,850   $7.13-20.00
      Exercised.......................................        --
      Forfeited or expired............................    (89,100)  $8.56-20.00
      Cancelled pursuant to the Plan, at Effective
       Date...........................................   (517,750)  $8.69-20.00
                                                         --------
      Outstanding, November 30, 2000..................        --
                                                         ========

   On the Effective Date, the Successor Company approved a new stock option plan, which provides certain key employees of the Successor Company the right to acquire shares of New Common Stock. Pursuant to the Plan, 500,000 shares of the Successor Company's New Common Stock are reserved for issuance to the participants in the form of nonqualified stock options. Options totaling 100,000 granted under the new plan in 2000 are all exercisable at $10.00. Additional options totaling 200,000 may be granted and would be exercisable at $10.00 per share. The remaining 200,000 options may be granted at a price or prices to be determined by the Board of Directors.

            (Dollar amounts in thousands except dollars per share)


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

   In accordance with APBO No. 25, the Company measures compensation cost attributable to SARs as the amount by which the quoted market value of the shares of the Company's stock covered by the grant exceeds the option price. As the option price per share exceeded the market price for all outstanding SARs, no current year compensation expense attributable to the SARs has been recognized.

   Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, the Company's net profit (loss) would have been impacted as indicated below:

                                                Successor      Predecessor
                                                 Company         Company
                                              ------------- ------------------
                                              November 1 to    Year ended
                                               November 30     November 30
                                              ------------- ------------------
                                                  2000        1999      1998
                                              ------------- --------  --------
      As reported:
        Profit (loss) applicable to common
         stock...............................     $ 424     $(44,301) $(29,152)
        Basic profit (loss) per share........      0.09        (3.50)    (2.56)
        Diluted profit (loss) per share......      0.08        (3.50)    (2.56)
      Pro forma:
        Profit (loss), net of compensation
         cost................................     $ 411     $(44,835) $(29,559)
        Basic profit (loss) per share........      0.09        (3.54)    (2.60)
        Diluted profit (loss) per share......      0.08        (3.54)    (2.60)

   For purposes of pro forma disclosures, the estimated fair value of the options (stock-based compensation) is amortized to expense on a straight-line basis over the options' vesting period. The pro forma information above only includes the effects of grants awarded December 1, 1996 and forward. As such, the impacts are not necessarily indicative of the effects on reported net profit (loss) of future years.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998:

                       Assumptions                     2000     1999     1998
                       -----------                    -------  -------  -------
      Risk free interest rate.......................     5.63%    5.15%    5.88%
      Expected life of options......................  5 years  5 years  5 years
      Expected volatility...........................    46.50%   62.14%   38.76%
      Weighted average fair value of options granted
       per share....................................    $4.80    $4.97    $8.84

            (Dollar amounts in thousands except dollars per share)


13. SHAREHOLDERS' EQUITY

   Changes in common stock and common treasury stock are shown below:

                                                                    Common
                                             Common Stock       Treasury Stock
                                         ---------------------  ---------------
                                           Shares      Amount   Shares   Amount
                                         -----------  --------  -------  ------
      Balance, November 30, 1997........   8,232,000  $ 21,158    9,000  $ 140
      Stock options exercised...........      95,000     1,472      --     --
      Shares purchased..................         --        --    29,000    555
      Equity Offering...................   4,370,000    67,724      --     --
                                         -----------  --------  -------  -----
      Balance, November 30, 1998........  12,697,000  $ 90,354   38,000  $ 695
      Stock options exercised...........       2,500        21      --     --
      Other.............................       1,000       --    (9,000)  (164)
                                         -----------  --------  -------  -----
      Balance, November 30, 1999........  12,700,500  $ 90,375   29,000  $ 531
      Cancellation of stock, Effective
       Date............................. (12,700,500)  (90,375) (29,000)  (531)
      Balance, Effective Date...........         --        --       --     --
      Issuance of New Common Stock,
       Effective Date...................   4,500,000     4,500      --     --
                                         -----------  --------  -------  -----
      Balance, November 30, 2000........   4,500,000  $  4,500      --     --
                                         ===========  ========  =======  =====

   Changes in redeemable convertible preferred stock and related treasury stock are shown below:

                                              Old Preferred       Preferred
                                                  Stock        Treasury Stock
                                             ----------------  ----------------
                                             Shares   Amount   Shares   Amount
                                             ------- --------  -------  -------
      Balance, November 30, 1997............ 960,000 $ 24,000  189,000  $ 4,718
      Shares redeemed.......................     --       --    43,000    1,079
      RSP contributions.....................     --       --   (37,000)    (914)
                                             ------- --------  -------  -------
      Balance, November 30, 1998............ 960,000 $ 24,000  195,000  $ 4,883
      Shares redeemed.......................     --       --    34,500      864
      RSP contributions.....................     --       --   (61,500)  (1,537)
                                             ------- --------  -------  -------
      Balance, November 30, 1999............ 960,000 $ 24,000  168,000  $ 4,210
      Shares redeemed.......................     --       --    79,000    1,955
      RSP contributions.....................     --       --   (63,000)  (1,568)
      Reorganization adjustment.............     --   (11,381)     --      (853)
      ESOP Debt adjustment (see Note 6).....     --       --       --    (1,250)
                                             ------- --------  -------  -------
      Balance, November 30, 2000............ 960,000 $ 12,619  184,000  $ 2,494
                                             ======= ========  =======  =======

   On July 10, 1989, the Company sold 960,000 shares of redeemable convertible preferred stock (the "Old Preferred Stock") to the Trust of the Company's Retirement Savings Plan ("RSP") at the liquidation value of $25 per share or $24,000. The Old Preferred Stock has a dividend rate of 7.75%. Prior to the confirmation of the Plan of Reorganization discussed below, the Trustees who held the Old Preferred Stock could have elected to convert each preferred share to one common share in the event of redemption by Tokheim, certain consolidations or mergers of Tokheim, or a redemption by the Trustees which is necessary to provide for distributions under the RSP. A participant could have elected to receive a distribution from the RSP in cash or common stock. If redeemed by the Trustees, the Company was responsible for purchasing the Old Preferred Stock at the $25 floor value. The Company could have elected to pay the redemption price in cash or an equivalent amount of common stock.

            (Dollar amounts in thousands except dollars per share)


   In March 1998, the Company completed an offering of 4,370,000 shares of Old Common Stock at an initial offering price of $16.5625 per share. The net proceeds of the offering totaled $67,700. The Company used the proceeds to repurchase $35,000 in aggregate principal amount of outstanding 11.5% Notes, repayment of amounts outstanding under the Old Credit Agreement and general corporate purposes.

   As part of the consideration paid in the RPS Acquisition, the Company issued warrants to finance $20,000 of the purchase price, exercisable for up to 19.9% of the outstanding shares of the Company's common stock at an exercise price of $0.01 per share. The actual number of shares issuable upon exercise would have been 2,526,923. The warrants were exercisable for five years beginning January 30, 1999.

   On December 22, 1999, the Company amended its Predecessor Credit Agreement. In consideration for the amendment, the Company paid certain fees and expenses to the bank group including warrants to purchase 16.5% of the outstanding common stock of the Company at a purchase price of $3.95 per share. The warrants were exercisable for an aggregate of 2,097,427 shares. The Company had the right, subject to the terms and conditions of the Predecessor Credit Agreement, to repurchase 100% of the warrants upon termination of the Predecessor Credit Agreement or 50% by meeting specified de-leveraging conditions of various discount rates. The Company determined the valuation for these warrants with the assistance of financial advisors. The warrants were valued at $6,187 and recorded as warrants in shareholders' equity and debt discount, which was amortized over the life of the Predecessor Credit Agreement. Pursuant to the Plan, the unamortized balance at the Effective Date of $4,672 was written off as a component of the net extraordinary gain (see
Note 2 to the consolidated financial statements).

   The number of shares of the Company's common stock issuable upon exercise of the warrants, along with the purchase price of the common stock warrants, would have been further adjusted to reflect any stock splits, stock subdivisions or combinations of the Company's common stock, any reclassification of the Company's common stock, any capital reorganization, merger or consolidation of the Company, any issuance of common stock by the Company, and any issuance of convertible securities by the Company.

   On August 28, 2000, the Company filed a Joint Prepackaged Plan of Reorganization for the Company and its U.S. subsidiaries pursuant to Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware. The Bankruptcy Court confirmed the Company's Plan on October 4, 2000 and the Company emerged from bankruptcy as of October 20, 2000.

   The Plan of Reorganization provided that, among other things, (i) the Company's approximately 12,669,000 shares of Old Common Stock (at the Effective Date) were cancelled and the existing holders of Old Common Stock received "out of the money" Series C Warrants with a six year term, giving them the right to acquire an aggregate of 549,451 shares of New Common Stock of the reorganized Company at an exercise price of approximately $49.46 per share; (ii) in exchange for their Notes and other claims, the holders of $239,633 of senior and junior subordinated notes and certain other unsecured creditors received 4,500,000 shares of New Common Stock representing 90% of the equity value of the Successor Company, subject to dilution by warrants to existing shareholders and management options; (iii) holders of junior subordinated notes received five year Series B Warrants to purchase 555,556 shares of the New Common Stock at $30.00 per share; (iv) the Company's employees' rights to receive cash redemption of preferred stock held by the Retirement Savings Plan were preserved and (v) in connection with the New Credit Agreement, the bank group was issued Series A Warrants to purchase 678,334 shares of New Common Stock at $0.01 per share.

   The valuation for new warrants issued was determined by the Company with the assistance of financial advisors. The Series A Warrants were valued at $6,777 and have been recorded as warrants in shareholders' equity and as debt discount, which will be amortized over the life of the New Credit Agreement. The Series C Warrants and the Series B Warrants were valued at $1,422 and recorded as part of the reorganization.

            (Dollar amounts in thousands except dollars per share)

   The Plan also provided that the conversion rate of the Old Preferred Stock to Old Common Stock of one-for-one (or $25 for $25 equivalent value), was changed to reflect the conversion of the Old Common Stock into Series C Warrants. As a result, the conversion rate of preferred stock to common stock became one share of Old Preferred Stock to 0.04327 shares of New Common Stock (approximately the equivalent of what could be purchased with one Series C warrant). Therefore, the value of a share of New Common Stock would have to exceed approximately $577.79 per share before the value of 0.04327 shares of new common stock exceeds $25.

   At October 31, 2000, pursuant to the Plan, an adjustment was made to record the Preferred Stock at its fair market value using an actuarial calculation. The value of $10,125 represents the actuarial present value of the Company's net obligation for future cash redemptions of the Old Preferred Stock.

   In consideration for the New Credit Agreement, the Company issued New Preferred Stock with a liquidation preference of $100 and quarterly dividends at an annual rate of 16%. The holders of the New Preferred Stock, voting as a separate class, are entitled to appoint two directors to the board of directors of the Company. In the event the Company defaults under the New Credit Agreement, the holders of the New Preferred Stock, voting as a separate class, will be entitled to elect a majority of the directors on the board of directors of the Company.

14. EARNINGS PER SHARE

   The Company complies with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, the Company presents two earnings per share ("EPS") amounts, basic and diluted. Basic EPS is calculated based on profit available to common shareholders and the weighted average number of common shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock, such as stock issuable pursuant to the conversion of preferred stock or the exercise of stock options and warrants outstanding. The incremental shares from conversions of preferred stock and the exercise of stock options and warrants were not included in computing diluted EPS for the years ended November 30, 1999 and 1998, since the effect of such is antidilutive during periods when a loss from continuing operations is reported. For the one-month period ended November 30, 2000, the weighted average of potentially issuable common shares included 678,334 shares related to Series A Warrants issued to the bank group. For the year ended November 30, 1999, the weighted average of potentially issuable common shares included 791,568 shares of convertible preferred stock outstanding, 8,801 shares for stock options and 2,523,999 shares related to warrants issued to Schlumberger. For the year ended November 30, 1998, the weighted average of potentially issuable common shares included 764,664 shares of convertible preferred stock outstanding and 210,488 shares for stock options.

   The following table presents the share information necessary to calculate profit (loss) per share for the one-month period ended November 30, 2000, and the fiscal years ended November 30, 1999 and 1998:

                                                       November 1
                                                           to
                                                       November 30
                                                          2000      1999   1998
                                                       ----------- ------ ------
   Basic shares outstanding:
     Weighted average common shares outstanding.......    4,500    12,668 11,371
                                                          -----    ------ ------
   Diluted shares outstanding:
     Weighted average common shares outstanding.......    4,500    12,668 11,371
     Share equivalents................................      678
                                                          -----    ------ ------
     Diluted shares outstanding.......................    5,178    12,668 11,371
                                                          =====    ====== ======

            (Dollar amounts in thousands except dollars per share)


15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  Quarterly financial information for 2000 and 1999 is as follows:

                                                                    Successor
                                  Predecessor Company                Company
                         ----------------------------------------- -----------
                                                    2000
                         --------------------------------------------------------------
                                                       Period from Period from
                                                       September 1 November 1
                           1st       2nd       3rd         to          to
                         Quarter   Quarter   Quarter   October 31  November 30  Total
                         --------  --------  --------  ----------- ----------- --------
Net sales............... $132,412  $134,837  $122,668   $ 78,414     $54,648   $522,979
Cost of sales (A).......  104,362   105,851    95,933     61,382      38,766    406,294
Profit (loss) before
 extraordinary gain.....  (20,551)  (17,351)  (30,196)  (267,703)        544   (335,257)
Extraordinary gain on
 discharge of debt,
 related accrued
 interest and other
 impaired claims........      --        --        --     246,294         --     246,294
Net loss................  (20,551)  (17,351)  (30,196)   (21,409)        544    (88,963)
Loss per common share
 (B):
  Basic:
    Before extraordinary
     gain (loss)........ $  (1.65) $  (1.40) $  (2.41)         *     $  0.09
                         --------  --------  --------   --------     -------
    Net loss............ $  (1.65) $  (1.40) $  (2.41)         *     $  0.09
                         ========  ========  ========   ========     =======
  Diluted:
    Before extraordinary
     gain (loss)........ $  (1.65) $  (1.40) $  (2.41)         *     $  0.08
                         --------  --------  --------   --------     -------
    Net loss............ $  (1.65) $  (1.40) $  (2.41)         *     $  0.08
                         ========  ========  ========   ========     =======

--------
(A) Includes product development expenses and excludes depreciation and amortization.
(B) Earnings per share has not been calculated for the period from September 1, 2000 to October 31, 2000, as such results would not be meaningful.

                                          Predecessor Company
                              ------------------------------------------------
                                                  1999
                              ------------------------------------------------
                                1st       2nd       3rd       4th
                              Quarter   Quarter   Quarter   Quarter    Total
                              --------  --------  --------  --------  --------
Net sales.................... $166,193  $177,010  $169,170  $181,559  $693,932
Cost of sales (A)............  133,297   131,775   128,927   138,090   532,089
Loss before extraordinary
 loss........................  (14,178)   (4,998)   (5,448)  (11,913)  (36,537)
Extraordinary loss on debt
 extinguishment..............   (6,249)      --        --        --     (6,249)
Net loss.....................  (20,427)   (4,998)   (5,448)  (11,913)  (42,786)
Loss per common share:
  Basic:
    Before extraordinary
     loss.................... $  (1.15) $  (0.42) $  (0.46) $  (0.98) $  (3.01)
    Extraordinary loss on
     debt extinguishment.....    (0.49)      --        --        --      (0.49)
                              --------  --------  --------  --------  --------
    Net loss................. $  (1.64) $  (0.42) $  (0.46) $  (0.98) $  (3.50)
                              ========  ========  ========  ========  ========
  Diluted:
    Before extraordinary
     loss.................... $  (1.15) $  (0.42) $  (0.46) $  (0.98) $  (3.01)
    Extraordinary loss on
     debt extinguishment.....    (0.49)      --        --        --      (0.49)
                              --------  --------  --------  --------  --------
    Net loss................. $  (1.64) $  (0.42) $  (0.46) $  (0.98) $  (3.50)
                              ========  ========  ========  ========  ========

--------
(A) Includes product development expenses and excludes depreciation and amortization.

            (Dollar amounts in thousands except dollars per share)


16. INCOME TAXES

   Profit (loss) before income taxes and extraordinary items consists of the following:

                               Successor                Predecessor
                              ------------ -------------------------------------
                              November 1,  December 1,
                                2000 to      1999 to    Year ended   Year ended
                              November 30, October 31, November 30, November 30,
                                  2000        2000         1999         1998
                              ------------ ----------- ------------ ------------
   Domestic..................    $ (465)    $(217,485)   $  3,547     $ 2,117
   Foreign...................     1,297      (118,543)    (40,188)     (4,815)
                                 ------     ---------    --------     -------
                                 $  832     $(336,028)   $(36,641)    $(2,698)
                                 ======     =========    ========     =======

   Income tax provision (benefit) consists of the following:

                              Successor                Predecessor
                             ------------ -------------------------------------
                             November 1,  December 1,
                               2000 to      1999 to    Year ended   Year ended
                             November 30, October 31, November 30, November 30,
                                 2000        2000         1999         1998
                             ------------ ----------- ------------ ------------
   Current
     Federal................     $--         $ --        $ --         $ (340)
     State..................      --            59         263           747
     Foreign................      229          553         (88)          596
   Deferred
     Federal................      --           --          340           --
     Foreign................       59         (839)       (619)           43
                                 ----        -----       -----        ------
       Total tax provision
        (benefit)...........     $288        $(227)      $(104)       $1,046
                                 ====        =====       =====        ======

   A reconciliation of the reported tax expense (benefit) and the amount computed by applying the statutory U.S. federal income tax rate of 35% to profit (loss) before income taxes and extraordinary loss is as stated below:

                               Successor                Predecessor
                              ------------ -------------------------------------
                              November 1,  December 1,
                                2000 to      1999 to    Year ended   Year ended
                              November 30, October 31, November 30, November 30,
                                  2000        2000         1999         1998
                              ------------ ----------- ------------ ------------
   Computed "expected" tax
    expense (benefit).......     $ 291      $(117,610)   $(12,825)     $ (944)
   Increase (decrease) in
    taxes resulting from:
     State income taxes net
      of federal tax
      benefit...............       --              38         171         487
     Tax effect of dividends
      paid on stock held in
      Retirement Savings
      Plans.................       --            (533)       (530)       (519)
     Foreign losses not tax
      effected at statutory
      rate..................       226         32,365      12,735       2,030
     Cancellation of
      indebtedness income...       --          94,289         --          --
     Reorganization items...       --          (8,925)        --          --
     Miscellaneous items,
      net...................      (229)           149         345          (8)
                                 -----      ---------    --------      ------
   Reported tax expense.....     $ 288      $    (227)   $   (104)     $1,046
                                 =====      =========    ========      ======

            (Dollar amounts in thousands except dollars per share)


   The components of the deferred tax assets and liabilities as of November 30, 2000 and 1999 are as stated below:

                                                               2000      1999
                                                             --------  --------
   Gross deferred tax assets:
     Accounts receivable.................................... $    334  $    392
     Compensation and benefit accruals......................    9,065     7,841
     Accrued expenses.......................................    5,583     7,334
     Net operating loss carryforwards.......................   32,978    48,718
     Tax credits............................................    1,338       312
     Inventory..............................................      812     5,654
     Intangible assets......................................   29,363     6,537
     Valuation allowance....................................  (76,867)  (65,257)
                                                             --------  --------
       Total deferred tax asset............................. $  2,606  $ 11,531
                                                             ========  ========

                                                               2000      1999
                                                             --------  --------
   Gross deferred tax liabilities:
     Property, plant and equipment.......................... $  1,906  $  2,120
     Pension assets.........................................      --        772
     Inventory..............................................      --      1,215
     Accrued expense........................................      --      7,424
                                                             --------  --------
       Total deferred tax liability......................... $  1,906  $ 11,531
                                                             --------  --------
   Net deferred tax asset................................... $    700  $    --
                                                             ========  ========

   SFAS No. 109 requires a valuation allowance to reduce the deferred tax asset reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of approximately $76,900 is necessary at November 30, 2000 to reduce the deferred tax assets to the amount that will more likely than not be realized. In the event that the Company recognizes, in subsequent years, the tax benefit of any deferred tax asset that existed on the Effective Date, such tax benefit would be reported as a reduction of the reorganization value in excess of amounts allocable to identifiable assets of the Company.

   For financial reporting purposes, the company reported a gain of $269,433 resulting from the extinguishment of indebtedness that occurred from the bankruptcy discharge on the Effective Date. Pursuant to Section 108 of the Internal Revenue Code, this gain is excluded from income taxation and certain tax attributes of the Company are eliminated or reduced, up to the amount of such income excluded from taxation. As a result, the Company's domestic net operating loss carryforward of $86,500 was eliminated. As a result of a change in ownership under the Internal Revenue Code Section 382, the Company's ability to utilize tax attributes will be limited. This limitation is applied to all net built-in losses which exist as of the change in ownership date, including all items giving rise to a deferred tax asset.

17. SEGMENT REPORTING

   Effective November 30, 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the reporting of information about operating segments in financial statements and requires restatement of prior years' segment information.

            (Dollar amounts in thousands except dollars per share)


   For all reported periods, the Company had only one reportable industry segment--the design, manufacture and servicing of petroleum dispensing systems. The Company has three reportable operating segments: North America, Europe and Africa. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates the performance of each operating segment based upon income from operations before merger and acquisition costs and other unusual items. The Company's selling, general, and administrative expenses are charged to each segment based upon the operating segment where the costs were incurred. Segment results for 2000, 1999 and 1998 are summarized in the table below.

                               Successor Company

   November 1, 2000 to          North
   November 30, 2000         America (1)  Europe  Africa   Eliminations Consolidated
   -------------------       ----------- -------- -------  ------------ ------------
   Customer sales..........   $ 18,991   $ 33,696 $ 1,961   $     --      $ 54,648
   Intercompany sales......        209        438      56        (703)         --
   Depreciation and
    amortization...........        997      1,293      42         754        3,086
   Operating profit (loss),
    before merger and
    acquisition costs and
    other unusual items....        749      4,360     493          13        5,615
   Total assets............   $553,154   $313,529 $10,657   $(415,479)    $461,861

                              Predecessor Company

   December 1, 1999 to          North
   October 31, 2000          America (1)  Europe  Africa   Eliminations Consolidated
   -------------------       ----------- -------- -------  ------------ ------------
   Customer sales..........   $176,763   $276,102 $15,466   $     --      $468,331
   Intercompany sales......      4,361      3,428     --       (7,789)         --
   Depreciation and
    amortization...........     10,596     11,499     265         --        22,360
   Operating profit (loss),
    before merger and
    acquisition costs and
    other unusual items....    (17,212)    11,844    (162)     (1,842)      (7,372)
   Total assets............   $543,131   $303,412 $11,999   $(404,214)    $454,328

                                North
   1999                      America (1)  Europe  Africa   Eliminations Consolidated
   ----                      ----------- -------- -------  ------------ ------------
   Customer sales..........   $244,965   $428,402 $20,565   $     --      $693,932
   Intercompany sales......      3,327      4,339     118      (7,784)         --
   Depreciation and
    amortization...........      9,694     15,887     288         --        25,869
   Operating profit (loss),
    before merger and
    acquisition costs and
    other unusual items....       (374)    31,049      43         (93)      30,625
   Total assets............   $633,435   $417,125 $14,104   $(373,862)    $690,802

                                North
   1998                      America (1)  Europe  Africa   Eliminations Consolidated
   ----                      ----------- -------- -------  ------------ ------------
   Customer sales..........   $217,579   $226,587 $22,274   $     --      $466,440
   Intercompany sales......      7,162      3,470       3     (10,635)         --
   Depreciation and
    amortization...........      5,781      7,035     320         --        13,136
   Operating profit (loss),
    before merger and
    acquisition costs and
    other unusual items....      9,304     17,930   1,158          62       28,454
   Total assets............   $622,674   $509,684 $15,798   $(372,694)    $775,462

--------
(1) Includes corporate headquarters

            (Dollar amounts in thousands except dollars per share)


   Reconciliation from segment information to Consolidated Statement of
Earnings:

                                    Successor
                                     Company         Predecessor Company
                                   ------------ ------------------------------
                                   November 1,  December 1,
                                     2000 to      1999 to
                                   November 30, October 31,
                                       2000        2000       1999      1998
                                   ------------ ----------- --------  --------
   Segment operating profit
    (loss)........................   $ 5,615     $ (7,372)  $ 30,625  $ 28,454
   Merger and acquisition costs
    and other unusual items.......    (1,784)     (16,574)   (14,895)  (13,685)
                                     -------     --------   --------  --------
   Consolidated operating profit
    (loss)........................   $ 3,831     $(23,946)  $ 15,730  $ 14,769
                                     =======     ========   ========  ========

18. ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                         Successor
                                          Company       Predecessor Company
                                        ------------ -------------------------
                                        November 1,  December 1,
                                          2000 to      1999 to    Years ended
                                        November 30, October 31, -------------
                                            2000        2000      1999   1998
                                        ------------ ----------- ------ ------
   Balance, beginning of period........    $5,273      $6,786    $2,115 $1,392
   Charged to operations...............        13          35     3,187  1,210
   Uncollectible accounts written off,
    less recoveries....................      (220)       (725)      --    (507)
   Foreign currency translation and
    other adjustments..................       112        (787)    1,484     20
   Sale of entity......................                   (36)
                                           ------      ------    ------ ------
   Balance, end of period..............    $5,178      $5,273    $6,786 $2,115
                                           ======      ======    ====== ======

19. RETIREMENT PLAN COST

   During 1999 the Company adopted SFAS No. 132, "Disclosure Requirements for Pensions and Other Postretirement Benefits." The Company has several retirement plans covering most employees, including certain employees in foreign countries. Charges to operations for the cost of the Company's retirement plans, including the RSP, were $310, $3,312, $3,715, and $2,949 in the one month period ended November 30, 2000, the eleven month period ended October 31, 2000 and the years ended November 30, 1999 and 1998, respectively.

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

            (Dollar amounts in thousands except dollars per share)


   The following table sets forth the aggregate defined benefit plans' net periodic benefit cost, funded status and the amounts reflected in the accompanying Consolidated Balance Sheet as of November 30, 2000 and 1999:

                                                     2000     1999     1998
                                                    -------  -------  -------
   Components of Net Periodic Benefit Cost
   Interest Cost................................... $   786  $   797  $   818
   Expected return on market related plan assets...    (919)    (871)    (905)
   Amortization of transition (asset) obligation...     (47)     (51)     (51)
   Amortization of recognized actuarial loss.......       8      195       94
                                                    -------  -------  -------
   Net periodic benefit cost....................... $  (172) $    70  $   (44)
                                                    =======  =======  =======
   Reconciliation of Projected Benefit Obligation
   Projected benefit obligation-beginning of year.. $10,145  $12,155  $11,836
   Interest cost...................................     786      797      818
   Benefits paid...................................  (1,228)  (1,194)  (1,092)
   Actuarial (gain) loss...........................     178   (1,614)     593
   Plan amendments.................................     669      --
                                                    -------  -------  -------
   Projected benefit obligation-end of year........ $10,550  $10,144  $12,155
   Reconciliation of Fair Value of Plan Assets
   Plan assets at fair market value-beginning of
    year........................................... $11,658  $11,103  $11,626
     Actual return on plan assets..................     221    1,760      350
     Employer contributions........................     383       --      234
     Benefits paid.................................  (1,228)  (1,194)  (1,092)
     Expenses......................................     (18)     (11)     (15)
                                                    -------  -------  -------
   Plan assets at fair market value-end of year.... $11,016  $11,658  $11,103
                                                    =======  =======  =======

   Reconciliation of funded status
   Funded status................................... $   465  $ 1,513
   Unrecognized transition (asset) obligation......     --      (189)
   Unrecognized actuarial gain.....................     973      882
                                                    -------  -------
   Net amount recognized...........................   1,438    2,206
   Minimum liability adjustment....................    (983)     --
                                                    -------  -------
   Accrued benefit liability.......................     455    2,206
   Amounts recognized in the consolidated balance
    sheet
   Prepaid benefit cost............................     553    2,206
   Accrued benefit liability.......................     (98)     --
   Accumulated other comprehensive income..........     983      --
                                                    -------  -------
   Net amount recognized........................... $ 1,438  $ 2,206
                                                    =======  =======
   Weighted average assumptions
   Discount rate--Hourly Office Employee Plan*.....    6.05%    8.00%
   Discount rate--Hourly Factory Employee Plan.....    8.00%    8.00%
   Expected return on plan assets..................    8.00%    8.00%

--------
  *The discount rate used for the Hourly Office Employee Plan has been adjusted down from 8.00% to 6.05% to reflect the approximate rate to be used for plan termination purposes.

            (Dollar amounts in thousands except dollars per share)


   At October 31, 2000, an adjustment of $1,323 was made to increase projected benefit obligation costs for the defined benefit plans as part of stating the pension liabilities at fair value at the Effective Date. This adjustment was recorded in the eleven month period ended October 31, 2000 and has been included as a component of "reorganization costs" in the Consolidated Statement of Earnings.

   The net periodic benefit cost for 2000 consisted of $(10) for the one month period ended November 30, 2000 and $(162) for the eleven month period ended October 31, 2000.

   Defined Benefit Plans (Foreign)--Certain foreign subsidiaries of the Company offer unfunded defined benefit plans, as required by the local governing authority, that cover all employees and provide lump-sum benefit payments upon retirement unless employment is terminated prior to retirement age.

   Net periodic charges to expense were $31, $298, $502, and $479 in the one month period ended November 30, 2000, the eleven month period ended October 31, 2000 and the years ended November 30, 1999 and 1998, respectively. The unfunded accrued benefit liability was $3,104 and $3,852 at November 30, 2000 and 1999 respectively.

   Defined Contribution Plan (U.S.)--The RSP covers substantially all U.S. employees and includes a common and preferred stock ESOP, which provide a retirement contribution of 2.5% (of salary) for factory and office employees, and 1.5% for all other participants in the plan and a matching contribution of at least two-thirds of the first 6% of employee contributions. The matching contribution can increase to 150% of the first 6% of contributions, depending on the performance of the Company.

   The number of shares of Old Preferred Stock in the RSP at November 30, 2000 and 1999 was 776,105 and 791,568 respectively, at a cost of $25 per share. The dividend yield on the preferred stock is 7.75%, and the conversion rate is one share of Old Preferred Stock to one share of Old Common Stock at November 30, 1999. In connection with the restructuring at the Effective Date, the preferred stock could no longer be converted to common stock (see Note 13 to the consolidated financial statements). Each year, approximately 8% of the preferred stock held by the plan is allocated to participants' accounts. The Company guaranteed the RSP loans as described in Note 6 to the consolidated financial statements. A like amount entitled "Guaranteed Employees' Stock Ownership Plan (RSP) obligation" is recorded as a reduction of shareholders' equity at November 30, 1999. As the Company makes contributions to the RSP, these contributions, plus the dividends paid on the Company's preferred stock held by the RSP, were used to repay the loans. As the principal amounts of the loans were repaid, the RSP obligation is reduced accordingly. Company contributions in excess of dividends are allocated to interest and compensation expense on a basis proportional to the required debt service on RSP loans. Amounts allocated to interest expense were $263, $431, and $565 for 2000, 1999 and 1998, respectively. On the Effective Date, the RSP loans were cancelled and incorporated into the New Credit Agreement.

   Supplemental Executive Retirement Plan (US)--The SERP covers selected officers of the Company and provides supplemental retirement or severance benefits based on final salary plus prior two years' average bonus. The Company maintains life insurance policies on the participants, the proceeds from which are expected to be approximately equal to the cost of providing the benefits.

            (Dollar amounts in thousands except dollars per share)


   The following table sets forth the net periodic benefit cost, funded status, and the amounts reflected in the accompanying consolidated balance sheet as of November 30, 2000.

                                                                    November 30,
                                                                        2000
                                                                    ------------
   Components of Net Periodic Benefit Cost
   Service cost....................................................   $   804
   Interest cost...................................................       392
   Amortization of prior service cost..............................       536
   Amortization of recognized actuarial gain.......................      (656)
                                                                      -------
   Net periodic benefit cost.......................................   $ 1,076
                                                                      -------
   Reconciliation of Projected Benefit Obligation
   Projected benefit obligation--at plan inception.................   $ 3,394
   Service cost....................................................       804
   Interest cost...................................................       392
   Actuarial loss..................................................      (243)
                                                                      -------
   Projected benefit obligation--end of year.......................   $ 4,347
                                                                      -------
   Reconciliation of funded status
   Funded Status...................................................   $(4,347)
   Unrecognized actuarial gain.....................................       (58)
                                                                      -------
   Net amount recognized...........................................   $(4,405)
                                                                      -------
   Accrued benefit liability.......................................   $(4,405)
   Amounts recognized in the Consolidated Balance Sheet
   Accrued benefit liability.......................................   $(4,405)
                                                                      -------
   Net amount recognized...........................................   $(4,405)
                                                                      -------
   Weighted Average assumptions
   Discount rate...................................................      8.00%
   Rate of compensation increase...................................      4.00%


   At October 31, 2000, an adjustment of $3,329 was made to increase projected benefit obligation costs for the SERP as a result of stating the plan liability at fair value under "fresh start accounting." This adjustment was recorded in the eleven month period ended October 31, 2000 and has been included as a component of "reorganization costs" in the Consolidated Statement of Earnings.

   The net pension benefit cost for 2000 consisted of $98 for the one month period ended November 30, 2000 and $978 for the eleven month period ended October 31, 2000.

            (Dollar amounts in thousands except dollars per share)


20. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

   The Company provides defined benefit postretirement health and life insurance benefits to most of its U.S. employees. Covered employees become eligible for these benefits at retirement, after meeting minimum age and service requirements. The Company continues to fund benefits on a pay-as-you-go basis, with some retirees paying a portion of the costs. The components of net periodic benefit cost for the years ended November 30, 2000, 1999 and 1998 are as follows:

                                                      2000      1999     1998
                                                    --------  --------  ------
   Components of Net Periodic Benefit Cost
   Service cost.................................... $    472  $    425  $  362
   Interest cost...................................    1,125       930     905
   Amortization of prior service cost..............        5
   Recognized actuarial gain.......................      (17)       (7)   (124)
                                                    --------  --------  ------
   Net periodic benefit cost.......................    1,585     1,348   1,143
   Curtailment gain................................                       (134)
                                                    --------  --------  ------
   Net periodic benefit cost....................... $  1,585  $  1,348  $1,009
                                                    ========  ========  ======

   The accumulated postretirement benefit obligations as of November 30, 2000 and 1999, respectively, consisted of unfunded obligations as follows:

                                                      2000      1999
                                                    --------  --------
   Reconciliation of accumulated Postretirement
    Benefit Obligation
   Accumulated postretirement benefit obligation--
    beginning balance.............................. $ 16,482  $ 13,977
   Service cost....................................      472       425
   Interest cost...................................    1,125       930
   Participant contributions.......................       24        24
   Benefits paid...................................   (1,251)   (1,029)
   Actuarial (gain) loss...........................   (1,791)    2,155
                                                    --------  --------
   Accumulated postretirement benefit obligation--
    ending balance................................. $ 15,061  $ 16,482
   Reconciliation of Fair Value Plan Assets
   Employer contributions.......................... $  1,227  $  1,005
   Participant contributions.......................       24        24
   Benefits paid...................................   (1,251)   (1,029)
                                                    --------  --------
   Plan assets at fair market value--ending
    balance........................................ $    --   $    --
   Reconciliation of funded status
   Funded status................................... $(15,061) $(16,482)
   Unrecognized actuarial loss.....................       24       723
                                                    --------  --------
   Net amount recognized in the consolidated
    balance sheet.................................. $(15,037) $(15,759)
                                                    ========  ========
   Weighted average assumptions
   Discount rate...................................     8.00%     8.00%
   Valuation year health care cost trend rate......     8.00%    10.00%
   Ultimate health care cost trend rate............     4.50%     5.00%
   First year of ultimate health care cost trend
    rate...........................................     2007      2007

            (Dollar amounts in thousands except dollars per share)


   At October 31, 2000, an adjustment of $1,080 was made to decrease the accumulated postretirement benefit obligation for the Company's postretirement health and life insurance plan as a result of stating the plan liability at fair value under "fresh start accounting." This adjustment was recorded in the eleven month period ended October 31, 2000 and has been included as a component (reduction) of "reorganization costs" in the Consolidated Statement of Earnings.

   The net periodic benefit cost for 2000 consisted of $139 for the one month period ended November 30, 2000 and $1,446 for the eleven month period ended October 31, 2000.

   The health care cost trend rate used to value the accumulated postretirement benefit obligation is assumed to decrease gradually to an ultimate rate of 4.5% in 2007. A 1% increase in this annual trend rate would increase the accumulated postretirement benefit obligation as of November 30, 2000 by approximately $2,065 and the combined service and interest components of the annual net postretirement health care cost by approximately $240. A 1% decrease in this annual trend rate would decrease the accumulated postretirement benefit obligation as of November 30, 2000 by approximately $1,798 and the combined service and interest components of the annual net postretirement health care cost by approximately $205.

21. CONTINGENT LIABILITIES

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

   The U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed of or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liabilities for the costs of cleaning up the releases and for damages to natural resources. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury or property damages allegedly caused by the hazardous substances released into the environment. In addition, where the Company has sold properties used in its prior manufacturing operations, it may have contractual obligations to the new owner to remedy environmental contamination on the site arising from prior operations.

   The Company also generates, or has in the past generated, waste, including hazardous waste, that is subject to the Federal Reserve Conservation and Recovery Act and comparable state statutes. The U.S. Environmental Protection Agency ("EPA") and various state agencies have promulgated regulations that limit the disposal options for certain hazardous and non-hazardous waste. Such regulations may also require corrective action with respect to contamination of facilities caused by the past handling of industrial waste.

            (Dollar amounts in thousands except dollars per share)


   The Company has been named as a potentially responsible party ("PRP") under CERCLA or similar state Superfund laws at two sites: the Fort Wayne Reduction Site in Fort Wayne, Indiana; and the I. Jones Recycling Site in Fort Wayne, Indiana. The Fort Wayne Reduction Site has been resolved. The Company believes that the clean-up at the remaining site is largely complete and that it has paid, or has currently accrued sufficient funds to pay, any liabilities it may have associated with the clean-up of this site. The Company also owns or leases, and has in the past owned or leased, numerous properties that for many years have been used in industrial and manufacturing operations. Although the Company has in the past utilized operating and disposal practices that were standard for the industry at the time, hazardous substances may have been disposed of or released on or under the properties owned or leased by the Company, or on or under other locations where such wastes have been taken for disposal. The Company currently owns a facility near Atlanta, Georgia that was previously used to refurbish gasoline dispensers. As part of this operation, chlorinated solvents were inadvertently released into the soil and groundwater through the facility septic system. Migration of these releases has caused solvent concentrations above background levels in the groundwater under an adjacent residential property. The Company has completed the cleanup of this release under the oversight of the Georgia Environmental Protection Division of the Georgia Department of Natural Resources, and is currently monitoring the property to ensure that additional cleanup work is not necessary. The Company also owns property near Jasper, Tennessee where chlorinated solvents have been detected in the groundwater. The Company has engaged a firm to assess the situation and is seeking a no further action letter from the State of Tennessee. Additionally, the Company owns a site in the State of Illinois which was formerly a die cast operation. The Company has submitted the site to the State of Illinois site remediation program. The Company presently does not anticipate incurring any material costs as a result of this action. The Company also has a site located in Bladel, the Netherlands that was acquired as a part of the RPS Acquisition. At the time of purchase the site had accrued $700 for clean-up costs associated with environmental matters. Schlumberger is responsible for the cleanup and any amounts in excess of the accrual.

   Total amounts included in accrued expenses related to environmental matters were $1,057 and $901 at November 30, 2000 and 1999, respectively.

   Product Liability and Other Matters--The Company is subject to various other legal actions arising out of the conduct of its business, including actions relating to product liability, and claims for damages alleging violations of federal, state, or local statutes or ordinances dealing with civil rights, equal pay, and sex discrimination. Total amounts included in accrued expenses related to these actions were $1,266 and $3,191 and at November 30, 2000 and 1999, respectively. The Company is also seeking to recover an amount in excess of $1,000 from a former outside legal firm for malpractice in handling a litigation matter, subject to claims for legal fees, which were impaired by the plan.

   In December 1997, the Company acquired Management Solutions, Inc. ("MSI") for an initial amount of $12,000. On August 11, 2000, the Company settled out of court a claim made by the four former shareholders of MSI for an amount of $7,000. As a condition of the settlement document, the former shareholders of MSI, to whom the award was made, have agreed to be treated in a similar fashion to the holders of the senior and junior subordinated notes in the bankruptcy proceeding. This award was accrued for and classified as a "liability subject to compromise" in the consolidated condensed balance sheet at August 31, 2000. This claim was settled in the form of New Common Stock in the reorganized company.

   On October 18, 2000, Schlumberger filed a claim with the Bankruptcy Court with respect to the Company's acquisition of RPS. The claim, which was subsequently modified on January 12, 2001, is for various sums allegedly due to Schlumberger, totaling $10,000. The Company believes that $6,507 of the claim is valid and has made provision for that amount. If the claim were to be upheld, it would be treated similarly to the claims of other impaired unsecured creditors. The Company has not paid this claim as it has a counter-claim against Schlumberger for amounts due and alleged to be due to the Company on account of Schlumberger's material breach of various representations and warranties in connection with the acquisition. The amount of the

            (Dollar amounts in thousands except dollars per share)

Company's claim is substantially higher than the amount of Schlumberger's claim. In the bankruptcy proceeding, the parties have entered into a stipulation staying proceedings between the parties for a period of sixty days in order to attempt to resolve the respective claims. The period of the stay will end April 30, 2001. If the respective claims are not resolved during the period of the stay, the Company intends to commence arbitration proceedings in the International Court of Arbitration.

   In the opinion of the Company, amounts accrued for awards or assessments in connection with these matters at this time are adequate and the ultimate resolution of environmental, product liability, and other legal matters will not have a material effect on the Company's consolidated financial position, results of operations, or cash flows. The Company is not able to estimate accurately the additional loss or range of loss that is reasonably possible, in addition to the amounts accrued. The Company reassesses these matters as new facts and cases are brought to management's attention.

22. SHAREHOLDER RIGHTS PLAN

   On January 22, 1997, the Board of Directors of the Company approved the extension of the benefits afforded by the Company's then-existing rights plan by adopting a new shareholder rights plan. Pursuant to the new Rights Agreement, dated as of January 22, 1997, and as amended by Amendment No. 1, dated as of September 30, 1998, by and between the Company and Harris Trust and Savings Bank, as Rights Agent, one Right was issued for each outstanding share of Common Stock upon the expiration of the Company's then-existing rights (February 9, 1997). Each of the new Rights entitled the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Preferred Stock at a price of $44.00 per one-thousandth of a share. The Rights would not become exercisable, however, unless and until, among other things, certain persons acquired 15% or more of the outstanding Common Stock of the Company or the Board of Directors of the Company determined a person to be an Adverse Person.

   A person who beneficially owned 10% or more of the outstanding shares of Common Stock of the Company would be declared an Adverse Person if the Board of Directors determined (a) that such beneficial ownership was intended to cause the Company to repurchase the Common Stock beneficially owned by such person or to pressure the Company to take action or enter into transactions intended to provide such person with short-term financial gain that were not in the best long-term interests of the Company and its shareholders or (b) such beneficial ownership was causing or was reasonably likely to cause a material adverse impact on the Company to the detriment of the Company's shareholders, employees, suppliers, customers or community. If a person acquired 15% or more of the outstanding Common Stock or was declared an Adverse Person (subject to certain conditions and exceptions more fully described in the Rights Agreement), each Right would entitle the holder (other than the person who acquired 15% or more of the outstanding Common Stock or was declared an Adverse Person) to purchase Common Stock of the Company having a market value equal to twice the exercise price of a Right. The new Rights were redeemable under certain circumstances at $0.01 per Right and would expire, unless earlier redeemed, on February 9, 2007.

   On the Effective Date, the new Rights Agreement was terminated.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors, Tokheim Corporation

   We have audited the accompanying consolidated balance sheet of Tokheim Corporation and its subsidiaries as of November 30, 2000 (Successor Company), and the related consolidated statements of earnings, shareholders' equity and cash flows for the period from November 1, 2000 to November 30, 2000 (Successor Company) and for the period from December 1, 1999 to October 31, 2000 (Predecessor Company). We have also audited the consolidated balance sheet of Tokheim Corporation and its subsidiaries as of November 30, 1999 (Predecessor Company), and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the two years in the period ended November 30, 1999 (Predecessor Company). The Predecessor Company and the Successor Company may be hereinafter referred to as the Company. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tokheim Corporation and its subsidiaries at November 30, 2000 (Successor Company) and the results of their operations and their cash flows for the period from November 1, 2000 to November 30, 2000 (Successor Company) and for the period from December 1, 1999 to October 31, 2000 (Predecessor Company) as well as the financial position at November 30, 1999 (Predecessor Company) and the results of their operations and their cash flows for each of the two years in the period then ended (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America.

   As more fully described in Note 2 to the consolidated financial statements, effective October 20, 2000, the Company emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a Plan of Reorganization. The Company adopted "fresh start" accounting whereby its assets, liabilities and new capital structure were adjusted to reflect estimated fair values as of October 31, 2000. As a result, the consolidated financial statements for the periods subsequent to October 31, 2000 reflect the Successor Company's new basis of accounting and are not comparable to the Predecessor Company's consolidated financial statements prepared on a pre-reorganization basis.

PricewaterhouseCoopers LLP

Indianapolis, Indiana
March 19, 2001

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

(a)1. Financial Statements

   Included as outlined in Item 8 of Part II of this Report:

Consolidated Statement of Earnings for the one month period ended
 November 30, 2000, the eleven month period ended October 31, 2000 and the years ended November 30, 1999 and 1998............................  Page 22

Consolidated Balance Sheet as of November 30, 2000 and 1999............  Page 23

Consolidated Statement of Cash Flows for the one month period ended
 November 30, 2000, the eleven month period ended October 31, 2000 and the years ended November 30, 1999 and 1998............................  Page 24

Consolidated Statement of Shareholders' Equity for the one month period ened November 30, 2000, the eleven month period ended October 31, 2000 and the years ended November 30, 1999 and 1998........................  Page 25

Notes to Consolidated Financial Statements.............................  Page 27

Report of Independent Accountants......................................  Page 64

(a)2. Supplemental Data and Financial Statement Schedules

   Included as outlined in Item 8 of Part II of this Report:

Quarterly Financial Information (unaudited) in Note 15 to the consolidated financial statements..................................... Page 52

(a)(3) Exhibits

 Exhibit
   No.                                  Document
 -------                                --------
   2.1   Filing of a Joint Prepackaged Plan of Reorganization for the Company
         and its U.S. subsidiaries pursuant to chapter 11 of the United States
         Bankruptcy Code with the United States Bankruptcy Court for the
         District of Delaware (incorporated herein by reference to the
         Company's Current Report on Form 8-K/A dated September 11, 2000).

   2.2   Confirmation of the Joint Prepackaged Plan of Reorganization for the
         Company and its U.S. subsidiaries pursuant to chapter 11 of the United
         States Bankruptcy Code with the United States Bankruptcy Court for the
         District of Delaware (incorporated herein by reference to the Company's Current Report on Form 8-K dated October 16, 2000).

   3.1 Amended and Restated Articles of Incorporation of Tokheim Corporation, as filed with the Indiana Secretary of State as of October 20, 2000
         (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended August 31, 2000).

   3.2 Amended and Restated Bylaws of Tokheim Corporation, as amended and restated as of October 20, 2000 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended
         August 31, 2000).

 Exhibit
   No.                                  Document
 -------                                --------
   4.1   Post-Confirmation Credit Agreement, dated as of October 20, 2000, among Tokheim Corporation, various subsidiaries thereof as Borrowers, various financial institutions, AmSouth Bank, as Documentation Agent, and ABN AMRO Bank N.V., as Administrative Agent (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, for the
         quarter ended August 31, 2000).

   4.2   Series A Warrant Agreement, dated as of October 20, 2000, among
         Tokheim Corporation and the holders of Series A Warrant Certificates
         (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended August 31, 2000).

   4.3   Series B Warrant Agreement, dated as of October 20, 2000, among
         Tokheim Corporation and Computershare Investor Services, LLC, as
         Warrant Agent (incorporated herein by reference to the Company's
         Quarterly Report on Form 10-Q, for the quarter ended August 31, 2000).

   4.4   Series C Warrant Agreement, dated as of October 20, 2000, among
         Tokheim Corporation and Computershare Investor Services, LLC, as
         Warrant Agent (incorporated herein by reference to the Company's
         Quarterly Report on Form 10-Q, for the quarter ended August 31, 2000).

   4.5   Registration Rights Agreement, dated as of October 20, 2000, among
         Tokheim Corporation and the Holders of Stock to be listed on Schedule
         1 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended August 31, 2000).

  10.1   Tokheim Corporation Supplemental Executive Retirement Plan
         (incorporated herein by reference to the Company's Report on Form 10-
         Q, for the quarter ended August 31, 1999).

  10.2 Employment Agreement, dated July 15, 1999, between Tokheim Corporation and Douglas K. Pinner (incorporated herein by reference to the Company's Report on Form 10-Q, for the quarter ended August 31, 1999).

  10.3 Employment Agreement, dated May 15, 2000, between Tokheim Corporation and Robert L. Macdonald (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q/A, for the quarter ended May
         31, 2000).

  10.4 Employment Agreement, dated July 15, 1999, between Tokheim Corporation and Jacques St-Denis (incorporated herein by reference to the Company's Report on Form 10-Q, for the quarter ended August 31, 1999).

  10.5 Employment Agreement, dated July 15, 1999, between Tokheim Corporation and Norman L. Roelke (incorporated herein by reference to the Company's Report on Form 10-Q, for the quarter ended August 31, 1999).

  10.6 Employment Agreement, dated July 15, 1999, between Tokheim Corporation and Scott A. Swogger (incorporated herein by reference to the Company's Report on Form 10-Q, for the quarter ended August 31, 1999).

  10.7 Technology License Agreement, effective as of December 1, 1997, between Tokheim Corporation and Gilbarco, Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended November 30, 1997).

  10.8 Tokheim Corporation Management Option Plan (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended August 31, 2000).

  10.9   Form of Incentive Stock Option Agreement under Tokheim Corporation
         Management Option Plan (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended August
         31, 2000).

 Exhibit
   No.                                  Document
 -------                                --------
  10.10  Incentive Stock Option Agreement under Tokheim Corporation Management
         Option Plan, dated as of October 20, 2000, among Tokheim Corporation and Douglas K. Pinner (incorporated herein by reference to the
         Company's Quarterly Report on Form 10-Q, for the quarter ended August
         31, 2000).

   21.1  Subsidiaries of Tokheim Corporation.

(b) Reports on Form 8-K

   No reports on Form 8-K have been made since the last 10-Q.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Tokheim Corporation

                                                 /s/ Douglas K. Pinner
                                         By: __________________________________
                                             Douglas K. Pinner Chairman of the
                                             Board, President,Chief Executive
                                                          Officer
March 19, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf
of the Registrant and in the capacities indicated on this    day of March,
2001.

              Signature                                   Title

      /s/ Douglas K. Pinner                        Chairman of the Board,
-------------------------------------               President and Chief
          Douglas K. Pinner                         Executive Officer
                                                    and Director

     /s/ Robert L. Macdonald                       Executive Vice
-------------------------------------               President, Finance and
         Robert L. Macdonald                        Chief Financial
                                                    Officer

     /s/ John W. Ballantine                        Director
-------------------------------------
         John W. Ballantine

     /s/ David Forbes-Nixon                        Director
-------------------------------------
         David Forbes-Nixon

   /s/ William H. Hardie, III                      Director
-------------------------------------
       William H. Hardie, III

   /s/ George A. Helland, Jr.                      Director
-------------------------------------
       George A. Helland, Jr.

              Signature                                     Title

        /s/ Horst J. Metz                           Director
-------------------------------------
            Horst J. Metz

       /s/ Gerald G. Nadig                          Director
-------------------------------------
           Gerald G. Nadig

       /s/ Andrew Phillips                          Director
-------------------------------------
           Andrew Phillips

     /s/ William E. Redmond, Jr.                    Director
-------------------------------------
       William E. Redmond, Jr.

                                 EXHIBIT INDEX

 21.1 Subsidiaries of Tokheim Corporation.