Form 10-Q
period 2001-02-28
TOKHEIM CORP
filed 2001-04-13
CIK 98559

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 Form 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2001

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

         Yes (X)           No

Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

         Yes (X)           No

As of February 28, 2001, 2,552,907 shares of voting common stock were outstanding.

The exhibit index is located on page 10.


Item 1.  Financial Statements



TOKHEIM CORPORATION & SUBSIDIARIES
===================================================================================================
Consolidated Condensed Balance Sheet
(Amounts in thousands except data per share)


                                                                          Successor
                                                                           Company
                                                             --------------------------------------
                                                             February 28, 2001    November 30, 2000
                                                             -----------------    -----------------
Assets
Current assets:

Cash and cash equivalents                                        $  12,308        $  8,946
Accounts receivable, net                                           112,409         110,820
Inventories:
     Raw materials, service parts and supplies                      64,334          57,498
     Work in process                                                12,531          12,497
     Finished goods                                                  7,173           8,485
                                                             --------------   -------------
                                                                    84,038          78,480
Other current assets                                                12,571           9,767
                                                             --------------   -------------
     Total current assets                                          221,326         208,013

Property, plant and equipment, at cost:
     Land and land improvements                                      5,571           5,536
     Buildings and building improvements                            24,589          23,950
     Machinery and equipment                                        40,823          37,355
     Construction in progress                                        3,903           5,493
                                                             --------------   -------------
                                                                    74,886          72,334
Less:Accumulated Depreciation                                        4,041             310
                                                             --------------   -------------
                                                                    70,845          72,024

Reorganization value in excess of amounts allocable to
  identifiable assets, net                                         157,332         161,401
Intangible assets, net                                              10,720           9,496
Other assets                                                        10,077          10,927
                                                             --------------   -------------
        Total assets                                             $ 470,300       $ 461,861
                                                             ==============   =============

Liabilities and Shareholders' Equity

Current maturities of other long term debt                       $   3,121       $   2,512
Cash overdrafts                                                     14,654          12,061
Accounts payable                                                    63,776          61,609
Accrued expenses                                                    70,872          72,608
                                                             --------------   -------------
   Total current liabilities                                       152,423         148,790

Notes payable, bank credit agreement                               251,746         240,238
Other long term debt, less current maturities                        2,450           2,988
Post-retirement benefit liability                                   19,281          18,880
Other long-term liabilities                                          1,251           1,164
                                                             --------------   -------------
                                                                   427,151         412,060

Redeemable convertible preferred stock, at liquidation
value of $25 per share, 1,700 shares authorized, 960
shares issued                                                       12,619          12,619

New preferred stock, at liquidation preference of $10 per
share, 100 authorized and issued                                       100             100
Treasury stock, at cost                                             (2,429)         (2,494)
                                                             --------------   -------------
   Total preferred equity                                           10,290          10,225

New common stock, no par value; 30,000 shares authorized*            4,500           4,500
Common stock warrants                                                8,199           8,199
Accumulated comprehensive income (loss)                              4,418            (623)
Retained earnings (accumulated deficit)                            (11,334)            424
Additional paid in capital                                          27,076          27,076
                                                             --------------   -------------
           Total shareholders' equity                               32,859          39,576
                                                             --------------   -------------

     Total liabilities and shareholders' equity                  $ 470,300       $ 461,861
                                                             ==============   =============

*4,500 shares to be issued upon the exchange of the old Tokheim securities.

The accompanying notes are an integral part of the financial statements.





TOKHEIM CORPORATION & SUBSIDIARIES
===========================================================================================================================
Consolidated Condensed Statement of Earnings
(Amounts in thousands except data per share)

                                                                           Successor                   Predecessor
                                                                            Company                      Company
                                                                   --------------------------   ---------------------------
                                                                      Three months ended            Three months ended
                                                                       February 28, 2001            February 29, 2000
                                                                   --------------------------   ---------------------------

Net sales                                                              $             121,239          $            132,412
Cost of sales, exclusive of items listed below                                        95,759                       104,362
Selling, general, and administrative expenses                                         19,829                        25,721
Depreciation and amortization                                                          7,909                         6,074
Merger and acquisition costs and other unusual items                                     732                         2,725
                                                                   --------------------------   ---------------------------

Operating loss                                                                        (2,990)                       (6,470)
Interest expense, net                                                                  9,222                        14,648
Foreign currency gain                                                                   (255)                         (169)
Minority interest in subsidiaries                                                          9                            (2)
Other income, net                                                                     (1,053)                         (290)
                                                                   --------------------------   ---------------------------

Loss before income taxes                                                             (10,913)                      (20,657)
Income tax expense (benefit)                                                             462                          (106)
                                                                   --------------------------   ---------------------------

Net loss                                                                             (11,375)                      (20,551)
Preferred stock dividends                                                               (383)                         (388)

                                                                   --------------------------   ---------------------------
Loss applicable to common stock                                        $             (11,758)         $            (20,939)
                                                                   ==========================   ===========================

Loss per common share:
        Basic
             Net loss                                                  $               (2.61)         $              (1.65)
                                                                   ==========================   ===========================
             Weighted average shares outstanding*                                      4,500                        12,669
                                                                   ==========================   ===========================

        Diluted
             Net loss                                                  $               (2.61)         $              (1.65)
                                                                   ==========================   ===========================
             Weighted average shares outstanding*                                      4,500                        12,669
                                                                   ==========================   ===========================

*4,500 shares to be issued upon the exchange of the old Tokheim securities.

The accompanying notes are an integral part of the financial statements.





TOKHEIM CORPORATION & SUBSIDIARIES
===========================================================================================================================
Consolidated Condensed Statement of Cash Flows
(Amounts in thousands except data per share)
                                                                                Successor                Predecessor
                                                                                 Company                   Company
                                                                         ------------------------   -----------------------
                                                                           Three months ended         Three months ended
                                                                            February 28, 2001         February 29, 2000
                                                                         ------------------------   -----------------------

Cash flows from operating activities:
     Net loss                                                                   $       (11,375)        $          (20,551)
     Adjustments to reconcile net earnings (loss) to net cash
       provided from (used in) operating activities:
           Payment in kind interest                                                        4,073                     1,351
           Depreciation and amortization                                                   7,909                     6,074
           (Gain) loss on sale of equipment                                                    4                       (30)
           Deferred income taxes                                                              73                       (21)
     Changes in assets and liabilities:
           Receivables, net                                                                2,895                    44,291
           Inventories                                                                    (3,263)                   (1,477)
           Other current assets                                                           (2,372)                   (5,826)
           Accounts payable                                                                  102                   (16,128)
           Accrued expenses                                                               (2,679)                  (14,328)
           Other                                                                           1,487                    (1,401)
                                                                         ------------------------   -----------------------
Net cash used in operations                                                               (3,146)                   (8,046)
                                                                         ------------------------   -----------------------

Cash flows from investing activities:
           Property, plant, and equipment additions                                       (1,594)                   (1,361)
           Proceeds from the sale of property, plant, and equipment                           53                        80
           Other                                                                            (288)                   (1,173)
                                                                         ------------------------   -----------------------
Net cash used in investing activities                                                     (1,829)                   (2,454)
                                                                         ------------------------   -----------------------

Cash flows from financing activities:
           Decrease in other debt                                                           (196)                   (2,312)
           Net increase in notes payable banks                                             7,085                     8,253
           Net increase in cash overdraft                                                  1,901                     1,230
           Debt issuance costs                                                                 -                      (521)
           Other                                                                              65                       (84)
           Preferred stock dividends                                                        (383)                     (388)
                                                                         ------------------------   -----------------------
Net cash provided from financing activities                                                8,472                     6,178
                                                                         ------------------------   -----------------------

Effect of translation adjustments on cash                                                   (135)                    3,135

           Increase (decrease) in cash and cash equivalents                                3,362                    (1,187)
           Cash and cash equivalents:
           Beginning of period                                                             8,946                    14,437
                                                                         ------------------------   -----------------------
           End of period                                                        $         12,308        $           13,250
                                                                         ========================   =======================

           The accompanying notes are an integral part of the financial statements.




Notes to the Consolidated Condensed Financial Statements

1.       Basis of Presentation

All dollar amounts presented are in thousands, except for per share data.

The consolidated condensed financial statements are unaudited for the periods indicated herein. In accordance with the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures have been condensed or omitted; therefore, such financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended November 30, 2000. The consolidated financial statements include the accounts of Tokheim Corporation and its wholly and majority-owned subsidiaries ("Tokheim" or the "Company"). The consolidated condensed financial statements in this Report reflect all adjustments and accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented; all such adjustments were of a normal recurring nature. The results of operations for the three month interim period ended February 28, 2001 are not necessarily indicative of the results of operations for the year ending November 30, 2001.

Tokheim (the "Predecessor Company") filed a Joint Prepackaged Plan of Reorganization (the "Plan") for the Company and its U.S. subsidiaries pursuant to Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") on August 28, 2000. The Bankruptcy Court confirmed the Company's Plan on October 4, 2000, and the Plan became effective as of October 20, 2000 (the "Effective Date"). See Note 2 to the consolidated condensed financial statements for additional information. All discussion of events prior to the Effective Date refers to the Predecessor Company.

The unaudited consolidated condensed financial statements prepared subsequent to the Effective Date reflect accounting principles and practices set forth in American Institute of Certified Public Accountants Statement of Position ("SOP") 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, which provides guidance for financial reporting by entities that have filed voluntary petitions for relief under, and have reorganized in accordance with, the Bankruptcy Code. As such, the Company adopted "fresh start accounting" as of October 31, 2000. The Company's emergence from Chapter 11 proceedings resulted in a new reporting entity. Accordingly, the accompanying condensed consolidated Statements of Earnings and Cash Flows for periods prior to the Predecessor Company's emergence from bankruptcy are not comparable to the Statements of Earnings and Cash Flows of the Company subsequent to emergence from bankruptcy and the adoption of fresh start accounting (the "Successor Company").

2.       Plan of Reorganization

The Plan provided that, among other things, (i) the existing bank credit agreement was restructured to comprise a four year, eleven month senior term facility of $137,177 and a four year, eleven month special facility of $100,000 on which interest will be accrued but not paid until at least November 30, 2002; (ii) the Company's bank group provided, in addition to the $237,177 facilities detailed above, a post-petition credit agreement (the "DIP Agreement") facility with available borrowings of $47,765 which was converted into a revolving credit facility upon the Company's emergence from the reorganization; (iii) members of the bank group received Series A Warrants with a five year term to purchase 678,334 shares of the Company's new common stock, no par value (the "New Common Stock") at an exercise price of $0.01 per share and Series A Preferred Stock with a total liquidation preference of $100, quarterly dividends at the rate of 16% per annum, and the right to elect two directors to the Company's Board of Directors (and to elect a majority of the directors upon certain defaults under the credit agreement); (iv) in exchange for their Notes, the holders of approximately $190,438 of senior subordinated notes and certain other unsecured creditors received 4,410,000 shares of New Common Stock representing approximately 85% of the equity value of the reorganized Company, subject to dilution for warrants to existing shareholders and management options; (v) in exchange for their Notes, the holders of $49,195 of junior subordinated notes received 90,000 shares of New Common Stock representing approximately 2% of the equity value of the reorganized Company, subject to dilution for warrants to existing shareholders and management options, and Series B Warrants giving them the right to acquire an aggregate of 555,556 shares of New Common Stock of the reorganized Company at an exercise price of $30.00 per share; (vi) the Company's employees' rights under the Retirement Savings Plan ("RSP") were preserved; and (vii) the Company's approximately 12,669,000 shares of previously outstanding common stock (the "Old Common Stock") were cancelled and existing holders of Old Common Stock received "out of the money" Series C warrants with a six year term giving them the right to acquire an aggregate of 549,451 shares of New Common Stock of the reorganized Company at an exercise price of approximately $49.46 per share (each Series C Warrant entitles the holder to purchase 0.04326865 of a share of New Common Stock at a price of $2.14, thereby requiring a holder to exercise approximately
23.111 Series C Warrants at an aggregate exercise price of approximately $49.46 to purchase one share of New Common Stock).

3.       Notes Payable, Bank Credit Agreement

In connection with the Chapter 11 proceedings discussed above, the Company entered into a post-confirmation credit agreement (the "New Credit Agreement") as of the Effective Date, which replaced all then-existing credit agreements. The New Credit Agreement comprises a four-year, eleven month revolving credit facility and three four-year, eleven month term facilities: the Tranche A Term Loan, the Tranche B Term Loan and the Special Loan.

The revolving credit facility is in a maximum amount of $47,765 with availability based upon the amount of the Company's plant and machinery, inventory and receivables. Up to $5,000 of the facility may be utilized for the issuance of letters of credit, of which not more than $3,000 may be standby letters of credit. Borrowings under the revolving credit facility may be in U.S. Dollars or Euro, and bear interest based upon (at the Company's option) (i) the Base Rate (defined as the higher of (a) the prime rate and (b) the federal funds rate plus 0.5%) plus 2.5% in the case of U.S. Dollar denominated loans or (ii) the Eurodollar Rate (Reserve Adjusted) as defined in the New Credit Agreement plus 4% in the case of Euro denominated loans.

The Tranche A Term Loan and the Tranche B Term Loan are in the amounts of $36,509 and $100,668, respectively, and bear interest based upon (at the Company's option) (i) the Base Rate (defined as the higher of (a) the prime rate and (b) the federal funds rate plus 0.5%) plus 3.5% in the case of U.S. Dollar denominated loans or (ii) the Eurodollar Rate (Reserve Adjusted) as defined in the New Credit Agreement plus 5% in the case of Euro denominated loans. On December 15, 2000, the Company made a principal prepayment of $915 on the Tranche A Term Loan, bringing the outstanding balance to $35,594.

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

In consideration for establishing the New Credit Agreement, the Company paid certain fees and expenses to the bank group, including Series A Warrants to purchase 678,334 shares of New Common Stock of the Company at an exercise price of $0.01 per share. The Company also issued to the bank group New Preferred Stock with an aggregate liquidation preference of $100 and quarterly dividends at an annual rate of 16%. The holders of the New Preferred Stock are entitled to appoint two directors to the board of directors of the Company. In the event the Company defaults under the New Credit Agreement, the holders of the New Preferred Stock, voting as a separate class, will be entitled to elect a majority of the directors on the board of directors of the Company.

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

The Company may voluntarily prepay the loans, in whole or in part, without penalty except for the Special Loan, which carries a prepayment penalty if paid off prior to August 2002. The Company is also required to apply against the loans (i) all net cash proceeds from sales of assets, (ii) all insurance proceeds (with certain exceptions), (iii) all net proceeds from the sale or issuance of debt or equity (with certain exceptions) and (iv) the percentage of excess cash flow (as defined in the New Credit Agreement) for each fiscal year commencing with the year ending November 30, 2002.

The New Credit Agreement requires the Company to meet certain consolidated financial tests, including the maintenance of minimum levels of EBITDA, the maintenance of a fixed charge coverage ratio and interest coverage ratio (all as defined in the New Credit Agreement), to stay below certain maximum senior debt and total debt leverage ratios, and to stay below certain maximum levels of capital expenditures. The New Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, payment of dividends, transactions with affiliates, asset sales, acquisitions, investments, mergers and consolidations, prepayments and amendments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

As at February 28, 2001, the Company had satisfied its financial tests. While the Company currently expects to remain in compliance with the covenants and to satisfy the financial tests in the future, its ability to do so may be affected by events beyond its control. Therefore, there can be no assurance that the Company will satisfy such financial tests or that it will be able to obtain amendments to the New Credit Agreement, if so needed, to avoid a default. In the event of a default, the lenders could elect to declare all amounts borrowed under the New Credit Agreement to be due and payable immediately.

At February 28, 2001, the aggregate amount outstanding under the revolving facility was $17,613. This amount is classified as long-term debt as the Company has the ability (under the terms of the agreement) and the intent to finance this obligation beyond one year. Total availability under the revolving facility at February 28, 2001 was $47,765, of which $30,152 was unused. Any balances outstanding under the New Credit Agreement are repayable in full on September 20, 2005.

4.       New Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. SFAS No. 133 establishes a new model for accounting for derivatives in the balance sheet as either assets or liabilities and measures them at fair value. Certain disclosures concerning the designation and assessment of hedging relationships are also required. Additionally, the Securities and Exchange Commission has issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition", that deals with principles of revenue recognition. The Financial Accounting Standards Board Emerging Issues Task Force ("EITF") has released Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." EITF 00-10 creates a framework for accounting for shipping and handling fees and costs. The adoption of these statements as of November 1, 2000 had no material impact on the Company's financial statements.

5.       Segment Reporting

For the three month periods ended February 28, 2001 and February 29, 2000, the Company had only one reportable industry segment-the design, manufacture and servicing of petroleum dispensing systems. The Company has two reportable operating segments: North America and Europe/Africa. The accounting policies of these segments are the same as described in the summary of significant accounting policies in the Company's Form 10-K for the year ended November 30, 2000. The Company evaluates the performance of each operating segment based upon income from operations before merger and acquisition costs and other unusual items. The Company's selling, general, and administrative expenses are charged to each segment based upon the operating segment where the costs are incurred. Segment results for the three month periods ended February 28, 2001 and February 29, 2000 are summarized in the tables below.


SEGMENT REPORTING


                                                    Successor Company

Three months ended                       North
February 28, 2001                      America (1)     Europe/Africa     Eliminations       Consolidated
                                   ----------------  ----------------  ----------------  -----------------
Customer sales                        $     44,146          $ 77,093        $        -          $ 121,239
Intercompany sales                             598               615            (1,213)                 -
Depreciation and amortization                2,021             2,722             3,166              7,909
Operating profit (loss), before
merger and aquisition costs and
other unusual items                         (2,251)            3,134            (3,141)            (2,258)
Total assets                          $    565,555         $ 336,286        $ (431,541)         $ 470,300


                                                   Predecessor Company

Three months ended                      North
February 29, 2000                    America (1)      Europe/Africa     Eliminations       Consolidated
                                   ----------------  ----------------  ----------------  -----------------
Customer sales                         $    50,463          $ 81,949        $        -          $ 132,412
Intercompany sales                             754               413            (1,167)                 -
Depreciation and amortization                2,758             3,316                 -              6,074

Operating profit (loss), before
merger and acquisition costs and
other unusual items                         (5,590)            2,006              (161)            (3,745)
Total assets                             $ 609,048         $ 381,491        $ (356,034)         $ 634,505


(1) Includes corporate headquarters


Reconciliation from segment information to consolidated statement of earnings:


                                                        Successor        Predecessor
                                                         Company           Company
                                                     ----------------  ----------------
                                                                Three months
                                                                   ended
                                                     ----------------------------------
                                                     February 28, 2001 February 29, 2000
                                                     ----------------- ------------------
Segment operating profit                               $      (2,258)     $     (3,745)
Merger and acquisition costs and other unusual items            (732)           (2,725)
                                                     ----------------  ----------------
Consolidated operating profit                          $      (2,990)     $     (6,470)


6.       Comprehensive Loss

The table below summarizes comprehensive loss for the three month periods ended February 28, 2001 and February 29, 2000.





                                                                 Successor               Predecessor
                                                                  Company                  Company
                                                           -----------------------  -----------------------
                                                             Three months ended       Three months ended
                                                             February 28, 2001        February 29, 2000
                                                           -----------------------  -----------------------

Net loss                                                                $ (11,375)               $ (20,551)
Other comprehensive income (loss):
            Foreign currency translation adjustments                        5,041                   (5,253)

                                                           -----------------------  -----------------------
Comprehensive loss                                                       $ (6,334)               $ (25,804)


7.       Restructuring Charges

Included in accrued liabilities are certain costs the Company will incur to effect an integration and rationalization plan for the RPS Division's operations. These costs represent involuntary termination and other closure costs in connection with closing redundant manufacturing and service operations. These accrued costs do not include costs associated with consolidation of previously existing Tokheim subsidiaries, which are expensed as incurred or separately accrued once all criteria for accrual are met, nor do these costs benefit future periods. The integration and rationalization plan was completed at November 30, 2000. The Company expects the final cash payments related to the integration and rationalization plan to be completed by the end of fiscal 2001. The table below summarizes the accrued liability activity by major category and initiative for the three month period ended February 28, 2001. Approximately $4,312 of the original liability was unused at October 31, 2000 and recorded as a reduction of goodwill.

                                                               November 30,           Charges           February 28,
                                                                   2000             to Accrual              2001
                                                           ----------------------------------------------------------
Involuntary employee termination benefits................     $       1,122      $      (1,068)        $         54
Facility closure and other closure costs.................                 -                  -                   -
Lease and contract termination fees......................                 -                  -                   -
                                                           ----------------------------------------------------------
Total accrued integration and rationalization costs......     $       1,122      $      (1,068)        $         54
                                                           ==========================================================

During 1999, as a result of the continuing integration and rationalization of the RPS Division with other business units, the Company accrued approximately $2,700 as a charge to operations to establish an accrual for involuntary termination benefits and related costs for approximately 69 employees that served in primarily service and administration roles at various service facilities in France. This amount also included amounts for lease termination and other exit costs and was added to an amount of $340 that remained accrued at November 30, 1999 for pension payments due to retirees who formerly worked at the Company's Glenrothes, Scotland facility.

The table below summarizes the accrued liability activity by major category and initiative for the three month period ended February 28, 2001.


                                                               November 30,           Charges           February 28,
                                                                   2000             to Accrual              2001
                                                           -----------------------------------------------------------
Involuntary employee termination benefits................      $        341      $          (3)                 338

Facility closure and other closure costs.................               209                (37)                 172

Lease and contract termination fees......................                -                   -                    -
                                                           -----------------------------------------------------------
Total accrued integration and rationalization costs......      $        550                (40)         $       510

                                                           ===========================================================

The balance in the accrual at February 28, 2001 was $338 for involuntary termination and related costs and $172 for facility closure and other closure costs. These balances related directly to initiatives begun in 1999 or 1998 that were complete at November 30, 2000. The Company expects the final cash payments related to the finalization of these initiatives to be made during 2001.

8.       Earnings per Share

The Company presents two earnings per share ("EPS") amounts, Basic and Diluted. Basic EPS is calculated based on earnings available to common shareholders and the weighted average number of common shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock, such as stock issuable pursuant to conversion of preferred stock or the exercise of stock options and warrants outstanding. The incremental shares from the conversion of preferred stock and exercise of stock options and warrants were not included in computing diluted EPS for the three month periods ended February 28, 2001 and February 29, 2000 since the effect of such is antidilutive during periods when a loss from continuing operations is reported.

Pursuant to the Plan, 4,500,000 shares of New Common Stock were authorized at the Effective Date. These shares are being issued upon the exchange of old Tokheim securities.

For the three months ended February 28, 2001, the weighted average of potentially issuable common shares included 678,334 shares related to warrants issued to the bank group. For the three months ended February 29, 2000, the weighted average of potentially issuable common shares included 793,881 shares of convertible preferred stock outstanding and 2,519,724 shares related to warrants issued to Schlumberger.

9.       Change in Senior Management

The Company announced on March 29, 2001 that Douglas K. Pinner had announced his intention to step down as Chairman, President and Chief Executive Officer and that the Company was initiating a search for a new Chief Executive Officer. In conjunction with this decision, the Company's Board of Directors has selected George A. Helland, Jr., an existing Board member, to serve as Chairman and Chief Executive Officer while Tokheim conducts this search. While the Company intends to name a new Chief Executive Officer as soon as practicable, there can be no assurance that the change in senior management and related uncertainties will not adversely affect the Company's operating results and financial condition during the period until a new Chief Executive Officer is appointed and afterward.

In conjunction with this change in senior management, outstanding stock options issued to Douglas K. Pinner will be terminated, as the required vesting period had not yet passed. The terms of Mr. Pinner's separation agreement have not been finalized; thus, any costs related thereto will be recorded during the three month period ended May 31, 2001.

10.      Fresh Start Accounting

In connection with the emergence from bankruptcy, the Company adopted fresh start accounting, as of October 31, 2000, in accordance with the requirements of SOP 90-7.

In applying "fresh start accounting", the value of the Successor Company was allocated to the Company's net assets in conformity with the guidance specified by Accounting Principles Board Opinion No. 16, Business Combinations. SOP 90-7 required a determination of the Company's reorganization value, representing the fair value of all of the Company's assets and liabilities, and an allocation of such values to the assets and liabilities based on their relative fair values with the excess in reorganization value over market values recorded as an intangible asset. As a result, the carrying values of the Company's assets and liabilities were adjusted to fair value as of October 31, 2000. Reorganization value in excess of amounts allocable to identifiable assets of approximately $162,757 was recorded at October 31, 2000 and is being amortized on a straight-line basis over ten years. The application of SOP 90-7 resulted in the creation of a new reporting entity having no retained earnings or accumulated deficit.

For the purpose of the Plan, the reorganization equity value was estimated to be $50,000, based in part on management's estimate of future operating results. The reorganization value necessarily assumes that the Successor Company will achieve its estimated future operating results in all material respects. If such results are not achieved, the value of the Successor Company that is ultimately realized could be materially different.

The Plan had a significant impact on the financial statements of the Successor Company, including the creation of a new reporting entity upon emergence from bankruptcy through the application of fresh start accounting pursuant to SOP 90-7. Accordingly, the Company's post-reorganization balance sheets, statements of earnings and statements of cash flows, which reflect the application of fresh start accounting, have not been prepared on a consistent basis with the pre-reorganization financial statements and are not comparable in all respects to the financial statements prior to the reorganization. For accounting purposes, the inception date of the Successor Company is deemed to be November 1, 2000.

11.      Merger and Acquisition Costs and Other Unusual Items

The components of merger and acquisition costs and other unusual items for the three month periods ended February 28, 2001 and February 29, 2000 are as follows:


                                                       Three months       Three months
                                                           ended              ended
                                                       February 28,       February 29,
                                                           2001               2000
Employee compensation and expenses related to the
RPS integration plan................................    $     373          $     543
Lease cancellation and other facility expenses......           46                 47
Increased warranty and other product related COSTS..            -                259
Legal and professional fees.........................           14                288
Credit agreement fees...............................            -              1,556
Reorganization......................................          297                  -
Other...............................................            2                 32
                                                       --------------     --------------
Total                                                   $     732         $    2,725
                                                       ==============     ==============


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

Results of Operations

The Company emerged from its Chapter 11 proceeding and adopted "fresh start accounting" as of October 31, 2000 (see Note 2 to the consolidated condensed financial statements). Therefore, the Company's financial statements after this date reflect a new reporting entity (the "Successor Company") and are not directly comparable to the financial statements of prior periods. The principal comparative differences between the three month periods ended February 28, 2001 and February 29, 2000 relate to the impact of the changes to the Company's capital structure, changes in indebtedness, and the revaluation of the Company's assets and liabilities to reflect the reorganization value at the Effective Date. The changes primarily affect depreciation and amortization expense and interest expense in the Company's results of operations after the Effective Date. However, for the purposes of comparative analysis, the following discussion of the operating results of the Company compares the operating results of the three month period ended February 28, 2001 for the Successor Company and the results of the three month period ended February 29, 2000 for the Predecessor Company. The operations (net sales, gross margin, and selling, general and administrative expenses) of the Successor and Predecessor Companies were substantially similar and the comparison of those items is meaningful to the understanding of the business.

Consolidated net sales for the three month period ended February 28, 2001 were $121,239 compared to $132,412 for the comparable 2000 three month period. Sales for North America decreased by 12.5% for the period to $44,146 in 2001 from $50,463 in 2000. Higher sales to Major Oil Companies, Nationals, and export markets were offset by a decline in the distributor (Jobber) channel. European and African sales decreased 5.9% to $77,093 in 2001 from $81,949 in 2000. Of the $4,856 reduction, $4,290 was attributable to weakening foreign currency rates relative to the U.S. Dollar, particularly in Europe, for the three months ended February 28, 2001.

Gross margins as a percent of sales (defined as net sales less cost of sales, divided by net sales) decreased to 21.0% in the three month period ended February 28, 2001 from 21.2% in the 2000 three month period.

Selling, general, and administrative ("SG&A") expenses as a percent of sales for the three month period ended February 28, 2001 were 16.4 % compared to 19.4% for the 2000 three month period. This decrease as a percentage of sales is due to the realization of the plan of integration and rationalization.

Depreciation and amortization expense for the three month period ended February 28, 2001 was $7,909 compared to $6,074 in the comparable 2000 period. This increase was primarily attributable to the reorganization of the Predecessor Company and the associated revaluation of fixed assets to fair value, which has resulted in higher depreciation expense for 2001. The Successor Company also recorded reorganization value in excess of amounts allocable to identifiable assets, which has a shorter amortization period than goodwill recorded by the Predecessor Company, resulting in higher levels of amortization.

Merger and acquisition costs and other unusual items were $732 for the three months ended February 28, 2001 compared to $2,725 for the three months ended February 29, 2000. Higher costs were incurred in 2000 related to the plan of integration and rationalization and the write off of credit agreement fees related to prior credit agreements.

Net interest expense for the three month period ended February 28, 2001 was $9,222 compared to $14,648 in the comparable 2000 period. This decrease is primarily attributable to reduced debt levels resulting from the discharge of the Predecessor Company's senior and junior subordinated notes.

Foreign currency gain for the three month period ended February 28, 2001 was $255 compared to $169 in the comparable 2000 period.

Other income, net for the three month period ended February 28, 2001 was $1,053 compared to $290 in the comparable 2000 period. This increase was due to proceeds from life insurance policies and the elimination of a prior year over-accrual for foreign Value Added Tax.

Income tax for the three month period ended February 28, 2001 was an expense of $462 compared to a benefit of $106 in the comparable 2000 period. This increase is related to profits earned in foreign tax jurisdictions.

As a result of the above mentioned items, loss applicable to common stock of the Successor Company was $11,758 or $2.61 per diluted common share for the three months ended February 28, 2001 compared to a loss applicable to common stock of the Predecessor Company of $20,939 or $1.65 per diluted common share for the same period in 2000.

Liquidity and Capital Resources

Cash used in operations for the three month period ended February 28, 2001 was $3,146 versus $8,046 in the comparable period of 2000. During the first quarter of 2001, the Company's loss before income taxes was $10,913 compared to $20,657 in the first quarter of 2000.

Cash used in investing activities for the three month period ended February 28, 2001 was $1,829 compared to $2,454 in the comparable 2000 period.

Cash provided from financing activities for the three month period ended February 28, 2001 was $8,472 compared to $6,178 in the comparable 2000 period. The cash provided in the 2001 period is attributable to increased borrowings from the Company's revolving credit facility and various overdraft facilities.

The Reorganization

The Company's Chapter 11 reorganization became effective as of October 20, 2000. Under the Plan:

o the holders of approximately $190,438 of senior subordinated notes and other unsecured creditors will receive, assuming a full exchange, 4,410,000 shares of New Common Stock representing approximately 85% of the equity value of the reorganized Company;

o the holders of approximately $49,194 of junior subordinated notes will receive, assuming a full exchange, 90,000 shares of New Common Stock representing approximately 2% of the equity value of the reorganized Company, as well as Series B Warrants to acquire 555,556 shares of New Common Stock at an exercise price of $30.00 per share;

o members of the bank group received Series A Warrants to acquire 678,334 of New Common Stock at an exercise price of $0.01 per share;

o members of the bank group received Series A Senior Preferred Stock with an aggregate liquidation preference of $100 and dividends with an annual rate of 16%.

The Company also entered into a New Credit Agreement as of the Effective Date. A portion of the proceeds from these facilities was used to repay all outstanding borrowings under the Company's bank loans. The New Credit Agreement, totaling $284,942, consists of:

o     Tranche A Term Loan in an amount of $36,509 due in September 2005;

o     Tranche B Term Loan in an amount of $100,668 due in September 2005;

o Special Loan in an amount of $100,000 in four annual installments of $25,000 plus interest thereon, commencing in November 2002;

o Revolving credit facility in an amount of $47,765 due in September 2005, of which $17,613 was outstanding at February 28, 2001.

Interest rates on the new credit facilities are as follows:

o the Tranche A and Tranche B Term Loans bear interest based upon (at the Company's option) (i) the Base Rate (defined as the higher of (a) the prime rate and (b) the federal funds rate plus 0.5%) plus 3.5% in the case of U.S. Dollar denominated loans or (ii) the Eurodollar Rate (Reserve Adjusted) as defined in the New Credit Agreement plus 5% in the case of Euro denominated loans;

o the Special Loan bears interest at the rate of 16%, which is capitalized as part of the principal balance in lieu of being paid in cash;

o the revolving credit facility bears interest based upon (at the Company's option) (i) the Base Rate (defined as the higher of (a) the prime rate and (b) the federal funds rate plus 0.5%) plus 2.5% in the case of U.S. Dollar denominated loans or (ii) the Eurodollar Rate (Reserve Adjusted) as defined in the New Credit Agreement plus 4% in the case of Euro denominated loans.

On December 15, 2000, the Company made a prepayment of $915 on the Tranche A Term Loan.

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

While the Company was in compliance at February 28, 2001, the Company's ability to meet financial ratios and tests in the future may be affected by events beyond its control. While the Company currently expects to be in compliance with the covenants and satisfy the financial ratios and tests in the future, there can be no guarantee that the Company will meet such financial ratios and tests or that it will be able to obtain future amendments to the New Credit Agreement, if so needed, to avoid a default. In the event of a default, the lenders could elect to declare all amounts borrowed under the New Credit Agreement to be due and payable immediately. In addition, the New Credit Agreement limits the ability of the Company and its subsidiaries to, among other things: incur additional debt; pay dividends on capital stock or repurchase capital stock or make certain other restricted payments; use the proceeds of certain asset sales; make certain investments; create liens on assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and transfer and sell assets.

New Accounting Pronouncements

Accounting pronouncements recently issued by the Financial Accounting Standards Board, American Institute of Certified Public Accountants and Financial Accounting Standards Board Emerging Issues Task Force had no material impact on the Consolidated Condensed Financial Statements as of February 28, 2001.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

On February 29, 2000, a three-member arbitration panel ruled in favor of Bennett Pump Company ("Bennett") concerning arbitration between the Company and Bennett. The dispute concerned the minimum purchase requirements by the Company for Bennett's products over a five-year period beginning September 1, 1996. The Company maintained that it could reduce the minimum purchase commitment by not ordering any pumping units and pay Bennett for the lost profit on the pumping units not ordered. The arbitration panel ruled that the minimum purchase agreement entered into as part of the Sofitam acquisition could not be reduced. The Company was required to make a one time payment of $1,200 for the shortfall in purchases in 1998 and 1999 and $1,600 for the shortfall in purchases in 2000 and 2001, which were discounted to present value. The payment of $2,800 was charged against a previously established liability. The Company had elected not to purchase any additional units from Bennett due to quality and delivery problems that it had experienced with Bennett. The Company is currently building the required pumping unit in-house.

On August 11, 2000, the Company settled out of court a claim asserted by the four former shareholders of Management Solutions, Inc. for an amount of $7,000. As a condition of the settlement, the award was treated as an impaired claim, similar to the treatment of the senior and junior subordinated notes in the bankruptcy proceeding. This award was accrued for and included as an impaired claim in the calculation of extraordinary gain on discharge of debt.

In September 1998, the Company acquired the RPS Division ("RPS") of Schlumberger Limited ("Schlumberger"). One of Tokheim's primary competitors, Gilbarco, now known as Marconi, filed suit, claiming that a fuel dispenser manufactured by RPS violates its electronics design patent for fuel dispensers and its programmable multiple blender patent. Tokheim denies liability for any infringement of the patents and believes that this infringement breaches Schlumberger's warranty regarding ownership of the technology. Marconi filed suit in federal court in North Carolina. Marconi named Schlumberger as a Defendant in this lawsuit and Schlumberger failed to answer. Marconi moved for a summary judgement against Schlumberger. A tentative settlement agreement has been reached between Tokheim, Schlumberger and Marconi regarding this matter. Schlumberger has agreed to pay a lump sum to Marconi. Tokheim and Marconi have agreed to an allowed and liquidated claim in the bankruptcy proceeding. Marconi has agreed to have its claim for infringement impaired in accordance with the distribution scheme contained in Tokheim's Plan. In addition, Tokheim will pay a royalty of $50.00 per blender on any blenders used in the Centurion product on or after November 30, 2000. Tokheim will receive a paid-up license with respect to the electronics design patent in question.

On October 18, 2000, Schlumberger filed a claim with the Bankruptcy Court with respect to the Company's acquisition of RPS. The claim, which was subsequently modified on January 12, 2001, is for various sums allegedly due to Schlumberger, totaling $10,000. The Company believes that $6,507 of the claim is valid and had previously provided for that amount. If the claim were to be upheld, it would be treated similarly to the claims of other impaired unsecured creditors. The Company has not paid this claim as it has a counter-claim against Schlumberger for amounts due and alleged to be due to the Company on account of Schlumberger's material breach of various representations and warranties in connection with the acquisition. The amount of the Company's claim is substantially higher than the amount of Schlumberger's claim. The parties have entered into a stipulation staying proceedings between the parties for a period of 60 days in order to attempt to resolve the respective claims. The period of the stay will end on April 30, 2001. If the respective claims are not resolved during the period of the stay, the Company intends to commence arbitration proceedings in the International Court of Arbitration.

As more fully described in Note 21 to the consolidated financial statements, "Contingent Liabilities," in the Company's Form 10-K, the Company is defending various claims and legal actions, including claims relating to the U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and other environmental laws, product liability and various contract and employee matters, some of which may be impaired in the bankruptcy proceeding. These legal actions primarily involve claims for damages arising out of the Company's manufacturing operations, product liability and various contractual and employment issues. Management believes that the outcome of such pending claims will not, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

4.6 Amendment No. 1 to the Post-Confirmation Credit Agreement, dated as of March 14, 2001, among Tokheim Corporation, various subsidiaries thereof as Borrowers, various financial institutions, AmSouth Bank, as Documentation Agent, and ABN AMRO Bank N.V., as Administrative Agent.

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


     b. Reports on Form 8-K

No reports have been filed on form 8-K since the Company's last annual report.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TOKHEIM CORPORATION


Date: April 13, 2001                          /S/ GEORGE A. HELLAND, JR.
                                              ---------------------------
                                              Acting Chairman and
                                              Chief Executive Officer



Date: April 13, 2001                          /S/ ROBERT L. MACDONALD
                                              ----------------------------
                                              Executive  Vice-President,
                                              Finance and Chief Financial
                                              Officer


Exhibit Index

4.6 Amendment No. 1 to the Post-Confirmation Credit Agreement, dated as of March 14, 2001, among Tokheim Corporation, various subsidiaries thereof as Borrowers, various financial institutions, AmSouth Bank, as Documentation Agent, and ABN AMRO Bank N.V., as Administrative Agent.