Form 10-Q
period 2001-05-31
TOKHEIM CORP
filed 2001-07-24
CIK 98559

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 Form 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2001

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

         Yes (X)           No

As of May 31, 2001, 2,751,166 shares of voting common stock were outstanding.

The exhibit index is located on page 15.

Item 1.  Financial Statements



TOKHEIM CORPORATION & SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------------
Consolidated Condensed Statement of Earnings
(Amounts in thousands except data per share)

                                                                                    Unaudited
                                                      ----------------------------------------------------------------------
                                                        Successor         Predecessor        Successor        Predecessor
                                                         Company            Company           Company           Company
                                                      ----------------------------------  ----------------------------------
                                                             Three months ended                   Six months ended
                                                                   May 31,                             May 31,
                                                           2001              2000              2001              2000
                                                      ----------------------------------  ----------------------------------

Net sales                                                  $ 121,786          $ 134,837         $ 243,026         $ 267,249
Cost of sales, exclusive of items listed below                94,157            105,851           189,916           210,214
Selling, general, and administrative expenses                 20,132             24,456            39,961            50,176
Depreciation and amortization                                  9,044              6,510            16,953            12,584
Merger and acquisition costs and other unusual items           2,218              2,723             2,950             5,448
                                                      ---------------   ----------------  ----------------  ----------------

Operating loss                                                (3,765)            (4,703)           (6,754)          (11,173)
Interest expense, net                                          8,835             14,875            18,057            29,522
Foreign currency (gain) loss                                     762                (28)              507              (197)
Minority interest in subsidiaries                                173                 51               182                49
Other income, net                                               (940)              (718)           (1,992)           (1,008)
                                                      ---------------   ----------------  ----------------  ----------------

Loss before income taxes                                     (12,595)           (18,883)          (23,508)          (39,539)
Income tax expense (benefit)                                     431             (1,532)              893            (1,683)
                                                      ---------------   ----------------  ----------------  ----------------

Net loss                                                     (13,026)           (17,351)          (24,401)          (37,856)
Preferred stock dividends                                       (368)              (381)             (750)             (768)

                                                      ---------------   ----------------  ----------------  ----------------
Loss applicable to common stock                            $ (13,394)         $ (17,732)        $ (25,151)        $ (38,624)
                                                      ===============   ================  ================  ================

Loss per common share:
        Basic
           Net loss                                          $ (2.98)           $ (1.40)          $ (5.59)          $ (3.05)
                                                      ===============   ================  ================  ================
           Weighted average shares outstanding*                4,500             12,669             4,500            12,669
                                                      ===============   ================  ================  ================

        Diluted
           Net loss                                          $ (2.98)           $ (1.40)          $ (5.59)          $ (3.05)
                                                      ===============   ================  ================  ================
           Weighted average shares outstanding*                4,500             12,669             4,500            12,669
                                                      ===============   ================  ================  ================

*4,500 shares to be issued upon the exchange of the old Tokheim securities.

The accompanying notes are an integral part of the financial statements.


TOKHEIM CORPORATION & SUBSIDIARIES
-------------------------------------------------------------------------------
Consolidated Condensed Balance Sheet
(Amounts in thousands except data per share)


                                                                       Successor
                                                                        Company
                                                             ----------------------------------
                                                               Unaudited
                                                              May 31, 2001    November 30, 2000
                                                             --------------   -----------------
Assets
Current assets:

Cash and cash equivalents                                         $ 13,660          $ 8,946
Accounts receivable, net                                           109,740          110,820
Inventories:
     Raw materials, service parts and supplies                      60,399           57,498
     Work in process                                                12,675           12,497
     Finished goods                                                  7,566            8,485
                                                             --------------   --------------
                                                                    80,640           78,480
Other current assets                                                14,248            9,767
                                                             --------------   --------------
     Total current assets                                          218,288          208,013

Property, plant and equipment, at cost:
     Land and land improvements                                      5,522            5,536
     Buildings and building improvements                            23,562           23,950
     Machinery and equipment                                        39,632           37,355
     Construction in progress                                        4,215            5,493
                                                             --------------   --------------
                                                                    72,931           72,334
Less: Accumulated depreciation                                       6,264              310
                                                             --------------   --------------
                                                                    66,667           72,024

Reorganization value in excess of
amounts allocable to identifiable assets, net                     153,263          161,401
Intangible assets, net                                              10,885            9,496
Other assets                                                         9,576           10,927
                                                             --------------   --------------
        Total assets                                             $ 458,679        $ 461,861
                                                             ==============   ==============

Liabilities and Shareholders' Equity

Current maturities of other long term debt                         $ 1,967          $ 2,512
Cash overdrafts                                                     13,100           12,061
Accounts payable                                                    61,638           61,609
Accrued expenses                                                    76,700           72,608
                                                             --------------   --------------
   Total current liabilities                                       153,405          148,790

Notes payable, bank credit agreement                               259,925          240,238
Other long term debt, less current maturities                        2,422            2,988
Post-retirement benefit liability                                   19,039           18,880
Other long-term liabilities                                          1,467            1,164
                                                             --------------   --------------
                                                                   436,258          412,060

Redeemable convertible preferred stock, liquidation
value of $25 per share, 1,700 shares authorized,
960 shares issued                                                   12,619           12,619

New preferred stock, liquidation preference of $1 per share,
100 authorized and issued                                              100              100
Treasury stock, at cost                                             (3,087)          (2,494)
                                                             --------------   --------------
   Total preferred equity                                            9,632           10,225

New common stock, no par value; 30,000 shares authorized*            4,500            4,500
Common stock warrants                                                8,199            8,199
Accumulated comprehensive income (loss)                             (2,259)            (623)
Retained earnings (accumulated deficit)                            (24,727)             424
Additional paid in capital                                          27,076           27,076
                                                             --------------   --------------
           Total common shareholders' equity                        12,789           39,576
                                                             --------------   --------------

     Total liabilities and shareholders' equity                  $ 458,679        $ 461,861
                                                             ==============   ==============

*4,500 shares to be issued upon the exchange of the old Tokheim securities.

The accompanying notes are an integral part of the financial statements.



TOKHEIM CORPORATION & SUBSIDIARIES
-------------------------------------------------------------------------------
Consolidated Condensed Statement of Cash Flows
(Amounts in thousands except data per share)
                                                                                             Unaudited
                                                                         --------------------------------------------------
                                                                                Successor                Predecessor
                                                                                 Company                   Company
                                                                         ------------------------   -----------------------
                                                                            Six months ended           Six months ended
                                                                              May 31, 2001               May 31, 2000
                                                                         ------------------------   -----------------------

Cash flows from operating activities:
     Net loss...........................................................       $ (24,401)                $ (37,856)
     Adjustments to reconcile net loss to net cash
       provided from (used in) operating activities:
           Payment in kind interest.....................................           8,403                     2,742
           Amortization of debt issuance costs..........................             699                         -
           Depreciation and amortization................................          16,953                    12,584
           Gain on sale of fixed assets.................................            (635)                      (94)
           Deferred income taxes........................................             551                         -
     Changes in assets and liabilities:
           Receivables, net.............................................          (1,086)                   43,566
           Inventories..................................................          (3,940)                    4,608
           Other current assets.........................................          (4,706)                   (3,438)
           Accounts payable.............................................           1,146                   (14,347)
           Accrued expenses.............................................           5,593                   (17,649)
           Other........................................................           1,544                      (353)
                                                                         -----------------------   -----------------------
Net cash provided from (used in) operations.............................             121                   (10,237)
                                                                         ------------------------   -----------------------

Cash flows from investing activities:
           Property, plant, and equipment additions.....................          (5,172)                   (5,090)
           Proceeds from the sale of property, plant, and equipment.....             716                       593
           Other........................................................           (253)                         -
                                                                         ------------------------   -----------------------
Net cash used in investing activities...................................         (4,709)                   (4,497)
                                                                         ------------------------   -----------------------

Cash flows from financing activities:
           Increase (decrease) in other debt............................           (971)                      147
           Net increase in notes payable, banks.........................         10,585                    16,490
           Net increase in cash overdraft...............................          1,405                     2,976
           Debt issuance costs..........................................              -                      (177)
           Other........................................................           (593)                     (156)
           Preferred stock dividends....................................           (750)                     (768)
                                                                         ------------------------   -----------------------
Net cash provided from financing activities.............................          9,676                    18,512
                                                                         ------------------------   -----------------------

Effect of translation adjustments on cash...............................           (374)                    2,504

           Increase (decrease) in cash and cash equivalents.............          4,714                     6,282
           Cash and cash equivalents:
           Beginning of period..........................................          8,946                    14,437
                                                                         ------------------------   -----------------------
           End of period................................................       $ 13,660                  $ 20,719
                                                                         ========================   =======================

The accompanying notes are an integral part of the financial statements.



Notes to the Consolidated Condensed Financial Statements

1. Basis of Presentation

All dollar amounts presented are in thousands, except for per share data.

The consolidated condensed financial statements are unaudited for the periods indicated herein. In accordance with the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures have been condensed or omitted; therefore, such financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended November 30, 2000. The consolidated financial statements include the accounts of Tokheim Corporation and its wholly and majority-owned subsidiaries ("Tokheim" or the "Company"). The consolidated condensed financial statements in this Report reflect all adjustments and accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented; all such adjustments were of a normal recurring nature. The results of operations for the three and six month periods ended May 31, 2001 are not necessarily indicative of the results of operations for the year ending November 30, 2001.

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

The revolving credit facility is in a maximum amount of $47,765 with availability based upon the amount of the Company's plant and machinery, inventory and receivables. Up to $5,000 of the facility may be utilized for the issuance of letters of credit, of which not more than $3,000 may be standby letters of credit. Borrowings under the revolving credit facility may be in U.S. Dollars or Euros, and bear interest based upon (at the Company's option) (i) the Base Rate (defined as the higher of (a) the prime rate and (b) the federal funds rate plus 0.5%) plus 2.5% in the case of U.S. Dollar denominated loans or (ii) the Eurodollar Rate (Reserve Adjusted) as defined in the New Credit Agreement plus 4% in the case of Euro denominated loans.

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

In consideration for establishing the New Credit Agreement, the Company paid certain fees and expenses to the bank group and issued to them Series A Warrants to purchase 678,334 shares of New Common Stock of the Company at an exercise price of $0.01 per share. The Company also issued to the bank group New Preferred Stock with an aggregate liquidation preference of $100 and quarterly dividends at an annual rate of 16%. The holders of the New Preferred Stock are entitled to appoint two directors to the board of directors of the Company. In the event of a default under the New Credit Agreement, the holders of the New Preferred Stock, voting as a separate class, would be entitled to elect a majority of the directors on the board of directors of the Company.

Indebtedness of the Company under the New Credit Agreement is secured by
(i) a first perfected security interest in and lien on substantially all of the real and personal property assets of the Company's direct and indirect material majority-owned U.S. subsidiaries, (ii) a pledge of 100% of the stock of the Company's direct and indirect material majority-owned U.S. subsidiaries, and (iii) a pledge of 65% of the capital stock of the Company's first-tier material foreign subsidiaries and (b) was guaranteed by all of the Company's direct and indirect material majority-owned U.S. subsidiaries.

The Company may voluntarily prepay the loans, in whole or in part, without penalty except for the Special Loan, which carries a prepayment penalty if paid off prior to August 2002. The Company is also required to apply against the loans (i) all net cash proceeds from sales of assets, (ii) all insurance proceeds (with certain exceptions), (iii) all net proceeds from the sale or issuance of debt or equity (with certain exceptions) and (iv) a percentage of excess cash flow (as defined in the New Credit Agreement) for each fiscal year commencing with the year ending November 30, 2002.

The New Credit Agreement requires the Company to meet certain consolidated financial tests, including the maintenance of minimum levels of EBITDA, fixed charge coverage ratios and interest coverage ratios (all as defined in the New Credit Agreement), the maintenance of maximum senior debt and total debt leverage ratios, and maximum levels of capital expenditures. The New Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, payment of dividends, transactions with affiliates, asset sales, acquisitions, investments, mergers and consolidations, prepayments and amendments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

At May 31, 2001, the Company was in violation of two of its financial covenants under the bank credit agreement. The bank group permanently waived this violation and modified, or suspended the requirement for compliance with, the financial covenants relating to the remainder of fiscal 2001 and the first three quarters of fiscal 2002. The Company agreed to reduce the total availability under the revolving facility from $47,765 to $35,000. This reduction of $12,765 represents a portion of that part of the facility for which the Company believes it will have no use in the forseeable future. While the Company currently expects to remain in compliance with the adjusted covenants and to satisfy the financial tests in the future, its ability to do so may be affected by events beyond its control. Therefore, there can be no assurance that the Company will satisfy such financial tests or that it will be able to obtain amendments to the New Credit Agreement, if so needed, to avoid default. In the event of default, the lenders could elect to declare all amounts borrowed under the New Credit Agreement to be due and payable immediately.

At May 31, 2001, the aggregate amount outstanding under the revolving facility was $21,249, including $1,749 of outstanding letters of credit. This amount is classified as long-term debt as the Company has the ability (under the terms of the agreement) and the intent to finance this obligation beyond one year. Total availability under the revolving facility at May 31, 2001 was $47,765, of which $26,516 was unused. Any balances outstanding under the New Credit Agreement are repayable in full on September 20, 2005.

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

5. Segment Reporting

For the three and six month periods ended May 31, 2001 and 2000, the Company had only one reportable industry segment-the design, manufacture and servicing of petroleum dispensing systems. The Company has two reportable operating segments: North America and Europe/Africa. The accounting policies of these segments are the same as described in the summary of significant accounting policies in the Company's Form 10-K for the year ended November 30, 2000. The Company evaluates the performance of each operating segment based upon income from operations before merger and acquisition costs and other unusual items. The Company's selling, general, and administrative expenses are charged to each segment based upon the operating segment where the costs are incurred. Segment results for the three and six month periods ended May 31, 2001 and 2000 are summarized in the tables below.


SEGMENT REPORTING


                                             Successor Company

Three months ended                       North
May 31, 2001                          America (1)      Europe/Africa     Eliminations      Consolidated
------------                        ----------------  ----------------  ----------------  ----------------

Customer sales                             $ 45,218          $ 76,568               $ -         $ 121,786
Intercompany sales                              583                 4              (587)                -
Depreciation and amortization                 5,302             4,996            (1,254)            9,044
Operating profit (loss), before
merger and acquisition costs and
other unusual items                          (6,456)            3,776             1,133            (1,547)
Total assets                              $ 534,589         $ 239,452        $ (315,362)        $ 458,679


                                             Predecessor Company

Three months ended                       North
May 31, 2000                          America (1)      Europe/Africa     Eliminations      Consolidated
------------                        ----------------  ----------------  ----------------  ----------------
Customer sales                             $ 50,343          $ 84,494               $ -         $ 134,837
Intercompany sales                            1,395                59            (1,454)                -
Depreciation and amortization                 2,799             3,711                 -             6,510
Operating profit (loss), before
merger and acquisition costs and
other unusual items                          (5,076)            3,094                 2            (1,980)
Total assets                              $ 607,268         $ 359,854        $ (352,133)        $ 614,989


                                             Successor Company

Six months ended                         North
May 31, 2001                          America (1)      Europe/Africa     Eliminations      Consolidated
------------                        ----------------  ----------------  ----------------  ----------------
Customer sales                             $ 89,365         $ 153,661               $ -         $ 243,026
Intercompany sales                            1,181               619            (1,800)                -
Depreciation and amortization                 7,323             7,717             1,913            16,953
Operating profit (loss), before
merger and acquisition costs and
other unusual items                          (8,707)            6,910            (2,007)           (3,804)
Total assets                              $ 534,589         $ 239,452        $ (315,362)        $ 458,679


                                             Predecessor Company

Six months ended                         North
May 31, 2000                          America (1)      Europe/Africa     Eliminations      Consolidated
------------                        ----------------  ----------------  ----------------  ----------------
Customer sales                            $ 100,805         $ 166,444               $ -         $ 267,249
Intercompany sales                            2,148               472            (2,620)                -
Depreciation and amortization                 5,557             7,027                 -            12,584
Operating profit (loss), before
merger and acquisition costs and
other unusual items                         (10,667)            5,097              (155)           (5,725)
Total assets                              $ 607,268         $ 359,854        $ (352,133)        $ 614,989


(1) Includes corporate headquarters

Reconciliation from segment information to consolidated statement of earnings:



                                                         Successor        Predecessor        Successor        Predecessor
                                                          Company           Company           Company           Company
                                                      ----------------------------------  ----------------------------------
                                                             Three months ended                   Six months ended
                                                                   May 31,                             May 31,
                                                      ----------------------------------  ----------------------------------
                                                           2001              2000              2001              2000
                                                      ----------------  ----------------  ----------------  ----------------
Segment operating loss                                       $ (1,547)         $ (1,980)         $ (3,804)         $ (5,725)
Merger and acquisition costs and other unusual items           (2,218)           (2,723)           (2,950)           (5,448)
                                                      ----------------  ----------------  ----------------  ----------------
Consolidated operating loss                                  $ (3,765)         $ (4,703)         $ (6,754)        $ (11,173)

6. Comprehensive Loss

The table below summarizes comprehensive loss for the three and six month periods ended May 31, 2001 and 2000.


                                                        Successor        Predecessor        Successor        Predecessor
                                                         Company           Company           Company           Company
                                                     ----------------------------------------------------------------------
                                                             Three months ended                  Six months ended
                                                                  May 31,                             May 31,
                                                          2001               2000             2001               2000
                                                     ----------------------------------  ----------------------------------

Net loss                                                   $ (13,026)        $ (17,351)        $ (24,401)        $ (37,856)
Other comprehensive loss:
        Foreign currency translation adjustments              (6,677)           (5,679)           (1,636)          (10,933)
                                                     ----------------   ---------------  ----------------   ---------------
Comprehensive loss                                         $ (19,703)        $ (23,030)        $ (26,037)        $ (48,789)
                                                     ================   ===============  ================   ===============



7. Restructuring Charges

In 1998, the Company acquired the RPS division of Schlumberger ("RPS"). Included in accrued liabilities are certain costs the Company will incur to effect an integration and rationalization plan for the RPS operations. These costs represent involuntary termination and other closure costs in connection with closing redundant manufacturing and service operations. These accrued costs do not include costs associated with consolidation of previously existing Tokheim subsidiaries, which are expensed as incurred or separately accrued once all criteria for accrual are met, nor do these costs benefit future periods. The integration and rationalization plan was completed at November 30, 2000. The Company expects the final cash payments related to the integration and rationalization plan to be completed by the end of fiscal 2001. The table below summarizes the accrued liability activity by major category and initiative for the three and six month periods ended May 31, 2001. Approximately $4,312 of the original liability was unused at October 31, 2000 and recorded as a reduction of goodwill. Charges to the accrual for the three month period ended May 31, 2001 amounted to approximately $17, offset by $1,063, due to currency fluctuations.


                                                    November 30,      Charges      February 28,      Charges        May 31,
                                                        2000       to Accrual          2001       to Accrual          2001
                                                 ------------------------------------------------------------------------------
Involuntary employee termination benefits.......     $   1,122     $  (1,068)      $     54         $    1,046      $  1,100
                                                  -----------------------------------------------------------------------------
Total accrued integration and rationalization
costs..........................................      $   1,122     $  (1,068)      $     54         $    1,046      $  1,100
                                                  =============================================================================



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

The table below summarizes the accrued liability activity by major category and initiative for the three and six month periods ended May 31, 2001.


                                                    November 30,      Charges      February 28,      Charges        May 31,
                                                        2000       to Accrual          2001       to Accrual          2001
                                                  ----------------------------------------------------------------------------
Involuntary employee termination benefits.........    $    341      $      (3)      $      338    $      (43)      $    295
Facility closure and other closure costs..........         209            (37)             172           (30)           142
                                                  -------------------------------------------------------------------------------
Total accrued integration and rationalization
costs............................................     $    550      $     (40)      $      510    $      (73)      $    437
                                                  ===============================================================================

The Company expects the final cash payments related to the finalization of these initiatives to be made during 2001.

8. Earnings per Share

The Company presents two earnings per share ("EPS") amounts, Basic and Diluted. Basic EPS is calculated based on earnings available to common shareholders and the weighted average number of common shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock, such as stock issuable pursuant to conversion of preferred stock or the exercise of stock options and warrants outstanding. The incremental shares from the conversion of preferred stock and exercise of stock options and warrants were not included in computing diluted EPS for the three and six month periods ended May 31, 2001 and 2000, since the effect of such is antidilutive during periods when a loss from continuing operations is reported.

Pursuant to the Plan, the Old Common Stock was cancelled and 4,500,000 shares of New Common Stock were to be issued and outstanding following the exchange of the junior and senior subordinated notes of the Old Tokheim.

For the three and six months ended May 31, 2001, the weighted average of potentially issuable common shares included 678,334 shares related to warrants issued to the bank group. For the three and six months ended May 31, 2000, the weighted average of potentially issuable common shares included 785,702 shares of convertible preferred stock outstanding and 2,517,605 shares related to warrants issued to Schlumberger.

9. Change in Senior Management

The Company intimated on March 29, 2001 that Douglas K. Pinner had announced his intention to step down as Chairman, President and Chief Executive Officer and that the Company was initiating a search for a new Chief Executive Officer. In conjunction with this decision, the Company's Board of Directors has selected George A. Helland, Jr., an existing Board member, to serve as Chairman and Chief Executive Officer while Tokheim conducts this search. While the Company intends to name a new Chief Executive Officer as soon as practicable, there can be no assurance that the change in senior management and related uncertainties will not adversely affect the Company's operating results and financial condition during the period until a new Chief Executive Officer is appointed and afterward.

In conjunction with this change in senior management, outstanding stock options issued to Douglas K. Pinner were cancelled, as the required vesting period had not passed. The terms of Mr. Pinner's separation agreement have been finalized and all additional related liabilities have been accrued in the quarter ended May 31, 2001.

10. Fresh Start Accounting

In connection with its emergence from bankruptcy, the Company adopted fresh start accounting, as of October 31, 2000, in accordance with the requirements of SOP 90-7.

In applying "fresh start accounting", the value of the Successor Company was allocated to the Company's net assets in conformity with the guidance specified by Accounting Principles Board Opinion No. 16, Business Combinations. SOP 90-7 required a determination of the Company's reorganization value, representing the fair value of all of the Company's assets and liabilities, and an allocation of such values to the assets and liabilities based on their relative fair values with the excess of reorganization value over market values recorded as an intangible asset. As a result, the carrying values of the Company's assets and liabilities were adjusted to fair value as of October 31, 2000. Reorganization value in excess of amounts allocable to identifiable assets of approximately $162,757 was recorded at October 31, 2000 and is being amortized on a straight-line basis over ten years. The application of SOP 90-7 resulted in the creation of a new reporting entity having no retained earnings or accumulated deficit.

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

The Plan had a significant impact on the financial statements of the Successor Company, including the creation of a new reporting entity upon emergence from bankruptcy through the application of fresh start accounting pursuant to SOP 90-7. Accordingly, the Company's post-reorganization balance sheets, statements of earnings and statements of cash flows, which reflect the application of fresh start accounting, have not been prepared on a basis consistent with the pre-reorganization financial statements and are not comparable in all respects to the financial statements prior to the reorganization. For accounting purposes, the inception date of the Successor Company is deemed to be November 1, 2000.

11. Merger and Acquisition Costs and Other Unusual Items

The components of merger and acquisition costs and other unusual items for the three and six month periods ended May 31, 2001 and May 31, 2000 are as follows:


                                                             Three months ended                  Six months ended
                                                                  May 31,                            May 31,
                                                       -------------------------------    -------------------------------
                                                           2001              2000             2001              2000
                                                       --------------    -------------    --------------    -------------

Employee compensation and expenses related to the
RPS integration plan................................     $   1,830        $     665       $    2,203         $    1,208
Lease cancellation and other facility expenses......            49               27               95                 74
Increased warranty and other product related costs...                           149                                 408
Legal and professional fees..........................           12               33               26                321
Credit agreement fees................................                                                             1,556
Reorganization.......................................          132              549              429                549
Litigation settlements...............................                           123                                 123
Other................................................          195            1,177              197              1,209
                                                       --------------    -------------    --------------    -------------
Total                                                    $   2,218        $   2,723       $    2,950         $    5,448
                                                       ==============    =============    ==============    =============

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

Results of Operations

The Company emerged from its Chapter 11 proceedings and adopted "fresh start accounting" as of October 31, 2000 (see Note 2 to the consolidated condensed financial statements). Therefore, the Company's financial statements after this date reflect a new reporting entity (the "Successor Company") and are not directly comparable to the financial statements of prior periods. The principal comparative differences between the three and six month periods ended May 31, 2001 and 2000 relate to the impact of the changes to the Company's capital structure, changes in indebtedness, and the revaluation of the Company's assets and liabilities to reflect the reorganization value at the Effective Date. The changes primarily affect depreciation and amortization expense and interest expense in the Company's results of operations after the Effective Date. However, for the purposes of comparative analysis, the following discussion of the operating results of the Company compares the operating results of the three and six month periods ended May 31, 2001 for the Successor Company and the results of the three and six month periods ended May 31, 2000 for the Predecessor Company. The operations (net sales, gross margin, and selling, general and administrative expenses) of the Successor and Predecessor Companies were substantially similar and the comparison of those items is meaningful to the understanding of the business.

Consolidated net sales for the three month period ended May 31, 2001 were $121,786 compared to $134,837 for the comparable 2000 three month period. Sales for North America decreased by 10.2% for the period to $45,218 in 2001 from $50,343 in 2000. This decrease was primarily due to a decline in the distributor (Jobber) channel. European and African sales decreased by 9.4% to $76,568 in 2001 from $84,494 in 2000. Of the $7,926 reduction,
$7,598 was attributable to weakening foreign currency rates relative to the U.S. Dollar, particularly in Europe.

Consolidated net sales for the six month period ended May 31, 2001 were $243,026 compared to $267,249 for the comparable 2000 six month period. Sales for North America decreased by 11.3% for the period to $89,365 in 2001 from $100,805 in 2000. This decrease was primarily due to a decline in the distributor (Jobber) channel. European and African sales decreased by 7.7% to $153,661 in 2001 from $166,444 in 2000. Of the $12,783 reduction,
$9,895 was attributable to weakening foreign currency rates relative to the U.S. Dollar, particularly in Europe, for the six months ended May 31, 2001.

Gross margins as a percent of sales (defined as net sales less cost of sales, divided by net sales) increased to 22.7% in the three month period ended May 31, 2001 from 21.5% in the 2000 three month period. For the six month period ended May 31, gross margins increased from 21.3% in 2000 to 21.9% in 2001.

Selling, general, and administrative ("SG&A") expenses as a percent of sales for the three and six month periods ended May 31, 2001 were 16.5% and 16.4%, respectively, compared to 18.1% and 18.8% in the three and six month periods of 2000. This decrease as a percentage of sales is due to the realization of the plan of integration and rationalization. SG&A expenses have decreased from $24,456 in the three month period ended May 31, 2000 to $20,132 in the three month period ended May 31, 2001. SG&A expenses have decreased from $50,176 in the six month period ended May 31, 2000 to $39,961 in the six month period ended May 31, 2001. These decreases are due to the realization of the plan of integration and rationalization and foreign currency fluctuations.

Depreciation and amortization expense for the three and six month periods ended May 31, 2001 was $9,044 and $16,953, respectively, in contrast with $6,510 and $12,584 in the comparable 2000 periods. These increases were primarily attributable to the reorganization of the Predecessor Company and the associated revaluation of fixed assets to fair value, which has resulted in higher depreciation expense for 2001. The Successor Company also recorded reorganization value in excess of amounts allocable to identifiable assets, which has a shorter amortization period than goodwill recorded by the Predecessor Company, resulting in higher levels of amortization.

Merger and acquisition costs and other unusual items were $2,218 and $2,950 for the three and six month periods ended May 31, 2001, respectively, compared to $2,723 and $5,448 for the same periods in 2000. This decrease is due to higher costs having been incurred in 2000 related to the plan of integration and rationalization and the write off of credit agreement fees related to prior credit agreements.

Net interest expense for the three and six month periods ended May 31, 2001 was $8,835 and $18,057, respectively, compared to $14,875 and $29,522 in the same periods of 2000. This decrease is primarily attributable to reduced debt levels resulting from the discharge of the Predecessor Company's senior and junior subordinated notes.

Foreign currency loss for the three and six month periods ended May 31, 2001 was $762 and $507, respectively, in contrast with foreign currency gains of $28 and $197 in the same periods of 2000.

Other income, net for the three and six month periods ended May 31, 2001 was $940 and $1,992, respectively, compared to $718 and $1,008 in the same periods of 2000. This increase was due to proceeds from life insurance policies and the reduction in estimates of certain liabilites, such as foreign Value Added Tax.

Income tax for the three and six month periods ended May 31, 2001 was an expense of $431 and $893, respectively, compared to benefits of $1,532 and $1,683 in the same periods of 2000. These increases are related to profits earned in foreign tax jurisdictions.

As a result of the above mentioned items, loss applicable to common stock of the Successor Company was $13,394 or $2.98 per diluted common share for the three months ended May 31, 2001, compared to a loss applicable to common stock of the Predecessor Company of $17,732 or $1.40 per diluted common share for the same period in 2000. Loss applicable to common stock of the Successor Company was $25,151 or $5.59 per diluted common share for the six months ended May 31, 2001, compared to a loss applicable to common stock of the Predecessor Company of $38,624 or $3.05 per diluted common share for the same period in 2000.

Liquidity and Capital Resources

Cash provided from operations for the six month period ended May 31, 2001 was $121 versus cash used in operations of $10,237 in the same period of 2000. This increase was caused principally by a decrease in the net loss from $37,856 in the six month period ended May 31, 2000 to $24,401 in the six month period ended May 31, 2001.

Cash used in investing activities for the six month period ended May 31, 2001 was $4,709 compared to a cash usage of $4,497 in the same period of 2000.

Cash provided from financing activities for the six month period ended May 31, 2001 was $9,676 compared to cash provided in the same 2000 period of $18,512. The cash provided in the 2000 period was primarily attributable to increased borrowings from the Company's revolving credit facility.

The Reorganization

The Company's Chapter 11 reorganization became effective as of October 20, 2000. Under the Plan:

o the holders of approximately $190,438 of senior subordinated notes and other unsecured creditors will receive, assuming a full exchange, 4,410,000 shares of New Common Stock representing approximately 85% of the equity value of the reorganized Company subject to dilution for warrants to existing shareholders and management options;

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

o Special Loan in an amount of $100,000 due in four annual installments of $25,000 plus interest thereon, commencing in November 2002;

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

On December 15, 2000, as required under the terms of the loan agreement, the Company made a prepayment of $915 on the Tranche A Term Loan, representing net proceeds from the sale of long term assets.

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

New Accounting Pronouncements

Accounting pronouncements recently issued by the Financial Accounting Standards Board, American Institute of Certified Public Accountants and Financial Accounting Standards Board Emerging Issues Task Force had no material impact on the Consolidated Condensed Financial Statements as of May 31, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 11, 2000, the Company settled out of court a claim asserted by the four former shareholders of Management Solutions, Inc. for an amount of $7,000. As a condition of the settlement, the award was treated as an impaired claim, similar to the treatment of the senior and junior subordinated notes in the bankruptcy proceeding. This award was accrued for and included as an impaired claim in the calculation of extraordinary gain on discharge of debt. These impaired claims were paid out in the form of common stock in the second quarter of 2001.

In September 1998, the Company acquired the RPS Division ("RPS") of Schlumberger Limited ("Schlumberger"). One of Tokheim's primary competitors, Gilbarco, now known as Marconi, filed suit, claiming that a fuel dispenser manufactured by RPS violates its electronics design patent for fuel dispensers and its programmable multiple blender patent. Tokheim denies liability for any infringement of the patents and believes that this infringement breaches Schlumberger's warranty regarding ownership of the technology. Marconi filed suit in federal court in North Carolina. Marconi named Schlumberger as a Defendant in this lawsuit and Schlumberger failed to answer. Marconi moved for a summary judgement against Schlumberger. A tentative settlement agreement has been reached between Tokheim, Schlumberger and Marconi regarding this matter. Schlumberger has agreed to pay a lump sum to Marconi. Tokheim and Marconi have agreed to an allowed and liquidated claim in the bankruptcy proceeding. Marconi has agreed to have its claim for infringement impaired in accordance with the distribution scheme contained in Tokheim's Plan. In addition, Tokheim will pay a royalty of $50.00 per blender on any blenders used in the Centurion product on or after November 30, 2000. Tokheim will receive a paid-up license with respect to the electronics design patent in question. This settlement is awaiting approval by the Bankruptcy Court.

On October 18, 2000, Schlumberger filed a claim with the Bankruptcy Court with respect to the Company's acquisition of RPS. The claim, which was subsequently modified on January 12, 2001, is for various sums allegedly due to Schlumberger, totaling $10,000. The Company believes that $6,507 of the claim is valid and had previously provided for that amount. For accounting purposes, the $6,507 has been treated similarly to the claims of other impaired unsecured creditors. The Company has not paid this claim as it has a counter-claim against Schlumberger for amounts due and alleged to be due to the Company on account of Schlumberger's material breach of various representations and warranties in connection with the acquisition. The amount of the Company's claim is in excess of $50,000. The Company has commenced arbitration proceedings before the International Court of Arbitration in Paris, France.

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

4.6 First Amendment to the Credit Agreement, dated as of March 14, 2001, among Tokheim Corporation, various subsidiaries thereof as Borrowers, various financial institutions, AmSouth Bank, as Documentation Agent, and ABN AMRO Bank N.V., as Administrative Agent (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended February 28, 2001).

4.7 Second Amendment to the Credit Agreement, dated as of July 23, 2001, among Tokheim Corporation, various subsidiaries thereof as Borrowers, various financial institutions, AmSouth Bank, as a Lender and as Documentation Agent, and ABN AMRO Bank N.V., as a Lender and as Administrative Agent.

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

     b. Reports on Form 8-K

1.1 Tokheim filed a Current Report on Form 8K, pursuant to Item 4 thereof, on May 25, 2001, reporting the resignation of PricewaterhouseCoopers LLP as the Company's independent public accountant.

1.2 Tokheim filed a Current Report on Form 8K/A, pursuant to Item 4 thereof, on May 30, 2001, reporting the resignation of PricewaterhouseCoopers LLP as the Company's independent public accountant.

1.3 Tokheim filed a Current Report on Form 8K, pursuant to Item 4 thereof, on June 18, 2001, reporting the engagement of Ernst & Young LLP as the Company's independent public accountant, effective June 12.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TOKHEIM CORPORATION


Date: July 23, 2001                       /S/ ROBERT L. MACDONALD
                                          -------------------------------
                                          Executive Vice-President,
                                          Finance and Chief Financial Officer




Exhibit Index

4.7 Second Amendment to the Credit Agreement, dated as of July 23, 2001, among Tokheim Corporation, various subsidiaries thereof as Borrowers, various financial institutions, AmSouth Bank, as a Lender and as Documentation Agent, and ABN AMRO Bank N.V., as a Lender and as Administrative Agent.