Form 10-Q
period 2001-08-31
TOKHEIM CORP
filed 2001-10-15
CIK 98559

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 Form 10-Q



(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934


For the quarterly period ended August 31, 2001

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


Yes (X)           No

As of August 31, 2001, 3,842,925 shares of voting common stock were outstanding.

The exhibit index is located on page 15.

Item 1.  Financial Statements





TOKHEIM CORPORATION & SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------
Consolidated Condensed Statement of Operations
(Amounts in thousands except data per share)

                                                                                      Unaudited
                                                            ------------------------------------------------------------
                                                               Successor      Predecessor    Successor      Predecessor
                                                                Company         Company       Company         Company
                                                            ------------------------------------------------------------
                                                                    Three months ended             Nine months ended
                                                                        August 31,                    August 31,
                                                                  2001             2000         2001           2000
                                                            ------------------------------------------------------------

Net sales                                                        $ 112,906      $ 122,668     $ 355,932     $ 389,917
Cost of sales, exclusive of items listed below                      89,893         95,933       279,809       306,147
Selling, general, and administrative expenses                       19,142         19,829        59,103        70,005
Depreciation and amortization                                        8,138          5,867        25,092        18,451
Merger and acquisition costs and other unusual items                 1,554         13,146         4,504        18,594
                                                            ---------------   ------------   -----------   -----------

Operating loss                                                      (5,821)       (12,107)      (12,576)      (23,280)
Interest expense, net                                                8,919         15,103        26,975        44,625
Foreign currency (gain) loss                                          (487)           650            20           453
Minority interest in subsidiaries                                      (26)            12           156            61
Other (income) expense, net                                            327            553        (1,666)         (455)
                                                            ---------------   ------------   -----------   -----------

Loss before reorganization costs and income taxes                  (14,554)       (28,425)      (38,061)      (67,964)
Reorganization costs                                                     -          1,450             -         1,450
                                                            ---------------   ------------   -----------   -----------

Loss before income taxes                                           (14,554)       (29,875)      (38,061)      (69,414)
Income tax expense (benefit)                                           147            321         1,041        (1,362)
                                                            ---------------   ------------   -----------   -----------

Net loss                                                           (14,701)       (30,196)      (39,102)      (68,052)
Preferred stock dividends                                             (372)          (382)       (1,122)       (1,150)
                                                            ---------------   ------------   -----------   -----------

Loss applicable to common stock                                  $ (15,073)     $ (30,578)    $ (40,224)    $ (69,202)
                                                            ===============   ============   ===========   ===========

Loss per common share:
        Basic
            Net loss                                               $ (3.35)       $ (2.41)      $ (8.94)      $ (5.46)
                                                            ===============   ============   ===========   ===========
            Weighted average shares outstanding*                     4,500         12,669         4,500        12,669
                                                            ===============   ============   ===========   ===========

        Diluted
            Net loss                                               $ (3.35)       $ (2.41)      $ (8.94)      $ (5.46)
                                                            ===============   ============   ===========   ===========
            Weighted average shares outstanding*                     4,500         12,669         4,500        12,669
                                                            ===============   ============   ===========   ===========

*4,500 shares to be issued upon the exchange of the old Tokheim securities.

The accompanying notes are an integral part of the financial statements.




TOKHEIM CORPORATION & SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------
Consolidated Condensed Balance Sheet
(Amounts in thousands except data per share)


                                                                                                Successor
                                                                                                 Company
                                                                                ----------------------------------------
                                                                                     Unaudited
                                                                                   August 31, 2001     November 30, 2000
                                                                                ------------------    ------------------
Assets
Current assets:

Cash and cash equivalents                                                            $     10,862          $      8,946
Accounts receivable, net                                                                  111,406               110,820
Inventories:
     Raw materials, service parts and supplies                                             62,418                57,498
     Work in process                                                                       13,616                12,497
     Finished goods                                                                         8,698                 8,485
                                                                                ------------------    ------------------
                                                                                           84,732                78,480
Other current assets                                                                       15,931                 9,767
                                                                                ------------------    ------------------
     Total current assets                                                                 222,931               208,013

Property, plant and equipment, net                                                         65,540                72,024

Reorganization value in excess of amounts
  allocable to identifiable assets, net                                                   149,194               161,401
Intangible assets, net                                                                     13,039                 9,496
Other assets                                                                                8,884                10,927
                                                                                ------------------    ------------------
        Total assets                                                                 $    459,588          $    461,861
                                                                                ==================    ==================

Liabilities and Shareholders' Equity

Current maturities of other long term debt                                           $      2,115          $      2,512
Cash overdrafts                                                                            17,224                12,061
Accounts payable                                                                           65,160                61,609
Accrued expenses                                                                           73,059                72,608
                                                                                ------------------    ------------------
   Total current liabilities                                                              157,558               148,790

Notes payable, bank credit agreement                                                      265,560               240,238
Other long term debt, less current maturities                                               2,583                 2,988
Post-retirement benefit liability                                                          19,319                18,880
Other long-term liabilities                                                                 2,121                 1,164
                                                                                ------------------    ------------------
                                                                                          447,141               412,060

Redeemable convertible preferred stock, liquidation value of $25 per share,
1,700 shares authorized, 960 shares issued                                                 13,019                12,619
New preferred stock, liquidation preference of $1 per share, 100 authorized
and issued                                                                                    100                   100
Treasury stock, at cost                                                                    (2,942)               (2,494)
                                                                                ------------------    ------------------

     Total preferred equity                                                                10,177                10,225

New common stock, no par value; 30,000 shares authorized*                                   4,500                 4,500
Common stock warrants                                                                       8,199                 8,199
Accumulated comprehensive income (loss)                                                     2,288                  (623)
Retained earnings (accumulated deficit)                                                   (39,793)                  424
Additional paid in capital                                                                 27,076                27,076
                                                                                ------------------    ------------------
     Total common shareholders' equity                                                      2,270                39,576
                                                                                ------------------    ------------------

     Total liabilities and shareholders' equity                                      $    459,588          $    461,861
                                                                                ==================    ==================

*4,500 shares to be issued upon the exchange of the old Tokheim securities.

The accompanying notes are an integral part of the financial statements.




TOKHEIM CORPORATION & SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------------
Consolidated Condensed Statement of Cash Flows
(Amounts in thousands except data per share)

                                                                                                  Unaudited
                                                                               --------------------------------------------
                                                                                    Successor              Predecessor
                                                                                     Company                 Company
                                                                               ---------------------  --------------------
                                                                                Nine months ended       Nine months ended
                                                                                 August 31, 2001         August 31, 2000
                                                                               ---------------------  --------------------

Cash flows from operating activities:
      Net loss........................................................           $   (39,102)            $    (68,052)
      Adjustments to reconcile net loss to net cash
        used in operating activities:
            Payment in kind interest..................................                12,910                    4,175
            Amortization of debt issuance costs.......................                 1,049                      -
            Depreciation and amortization.............................                25,092                   18,451
            (Gain) loss on sale of fixed assets.......................                  (732)                      29
            Deferred income taxes.....................................                   547                      -
      Changes in assets and liabilities:
            Receivables, net..........................................                 2,693                   51,839
            Inventories...............................................                (4,855)                   7,937
            Other current assets......................................                (5,580)                  (2,047)
            Accounts payable..........................................                 1,879                  (18,996)
            Accrued expenses..........................................                   301                  (14,296)
            Other.....................................................                 1,958                    3,144
                                                                                ---------------           --------------
Net cash used in operating activities.................................                (3,840)                 (17,816)
                                                                                ---------------           ---------------

Cash flows from investing activities:
            Property, plant, and equipment additions..................                (7,582)                  (7,486)
            Proceeds from the sale of property, plant, and equipment..                 1,720                    1,098
            Other.....................................................                  (465)                     -
                                                                                ---------------           --------------
Net cash used in investing activities.................................                (6,327)                  (6,388)
                                                                                ---------------           ---------------

Cash flows from financing activities:
            Increase (decrease) in other debt.........................                  (998)                     191
            Net increase in notes payable, banks......................                11,363                   15,956
            Borrowings under DIP financing............................                   -                      5,000
            Net increase in cash overdraft............................                 4,657                    3,866
            Debt issuance costs.......................................                   -                     (2,324)
            Other.....................................................                   (48)                     (97)
            Preferred stock dividends.................................                (1,122)                  (1,150)
                                                                               ---------------            ----------------
Net cash provided from financing activities...........................                13,852                   21,442
                                                                               ---------------            ----------------

Effect of translation adjustments on cash.............................                (1,769)                   3,314

Increase in cash and cash equivalents.................................                 1,916                      552
Cash and cash equivalents:
            Beginning of period.......................................                 8,946                   14,437
                                                                               --------------             ----------------
            End of period.............................................           $    10,862              $    14,989
                                                                               ==============             ================

The accompanying notes are an integral part of the financial statements.




Notes to the Consolidated Condensed Financial Statements

1. Basis of Presentation

All dollar amounts presented are in thousands, except for per share data.

The consolidated condensed financial statements are unaudited for the periods indicated herein, except for the November 30, 2000 balance sheet. In accordance with the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures have been condensed or omitted; therefore, such financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended November 30, 2000. The consolidated financial statements include the accounts of Tokheim Corporation and its wholly and majority-owned subsidiaries ("Tokheim" or the "Company"). The consolidated condensed financial statements in this Report reflect all adjustments and accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented; all such adjustments were of a normal recurring nature. The results of operations for the three and nine month periods ended August 31, 2001 are not necessarily indicative of the results of operations for the year ending November 30, 2001.

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

The revolving credit facility was in a maximum amount of $47,765 with availability based upon the amount of the Company's plant and machinery, inventory and receivables. Up to $5,000 of the facility may be utilized for the issuance of letters of credit, of which not more than $3,000 may be standby letters of credit. Borrowings under the revolving credit facility may be in U.S. Dollars or Euros, and bear interest based upon (at the Company's option) (i) the Base Rate (defined as the higher of (a) the prime rate and (b) the federal funds rate plus 0.5%) plus 2.5% in the case of U.S. Dollar denominated loans or (ii) the Eurodollar Rate (Reserve Adjusted) as defined in the New Credit Agreement plus 4% in the case of Euro denominated loans.

The Tranche A Term Loan and the Tranche B Term Loan are in the amounts of $36,509 and $100,668, respectively, and bear interest based upon (at the Company's option) (i) the Base Rate (defined as the higher of (a) the prime rate and (b) the federal funds rate plus 0.5%) plus 3.5% in the case of U.S. Dollar denominated loans or (ii) the Eurodollar Rate (Reserve Adjusted) as defined in the New Credit Agreement plus 5% in the case of Euro denominated loans. On December 15, 2000, June 29, 2001 and July 31, 2001, the Company made principal prepayments of $915, $868 and $854, respectively, on the Tranche A Term Loan, bringing the outstanding balance to $33,872. These payments represent net proceeds from the sale of long term assets.

The Special Loan is in the amount of $100,000 and bears interest at the rate of 16%, compounded quarterly, which is capitalized as part of the principal balance in lieu of being paid in cash. The loan is repayable in four annual installments of $25,000 plus capitalized interest thereon, commencing November 30, 2002.

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

The New Credit Agreement required the Company to meet certain consolidated financial tests, including the maintenance of minimum levels of EBITDA, fixed charge coverage ratios and interest coverage ratios (all as defined in the New Credit Agreement), the maintenance of maximum senior debt and total debt leverage ratios, and maximum levels of capital expenditures. The New Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, payment of dividends, transactions with affiliates, asset sales, acquisitions, investments, mergers and consolidations, prepayments and amendments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

At May 31, 2001, the Company was in violation of two of its financial covenants under the bank credit agreement. The bank group permanently waived this violation and modified, or suspended, the requirement for compliance with, the financial covenants relating to the remainder of fiscal 2001 and the first three quarters of fiscal 2002. The Company agreed to reduce the total availability under the revolving facility from $47,765 to $35,000. This reduction of $12,765 represents a portion of that part of the facility for which the Company believes it will have no use in the immediate future. While the Company currently is in compliance with the adjusted covenants, its ability to remain in compliance in the future may be affected by events beyond its control. Therefore, there can be no assurance that the Company will satisfy such financial tests or that it will be able to obtain amendments to the New Credit Agreement, if so needed, to avoid default. In the event of default, the lenders could elect to declare all amounts borrowed under the New Credit Agreement to be due and payable immediately.

At August 31, 2001, the aggregate amount outstanding under the revolving facility was $23,440, including $1,440 of outstanding letters of credit. This amount is classified as long-term debt as the Company has the ability (under the terms of the agreement) and the intent to finance this obligation beyond one year. Total availability under the revolving facility at August 31, 2001 was $35,000, of which $11,560 was unused. Any balances outstanding under the New Credit Agreement are repayable in full on September 20, 2005.

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

SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued in June 2001, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and other intangible assets deemed to have an indefinite useful life will no longer be amortized as charges to earnings. Instead, these intangible assets will be reviewed annually for impairment and adjusted to reflect the fair value. Any intangible asset having a quantifiable useful life will continue to be amortized over that period. The Company is currently assessing the impact that SFAS No. 141 and SFAS No. 142 will have on the consolidated financial statements.

5. Segment Reporting

For the three and nine month periods ended August 31, 2001 and 2000, the Company had only one reportable industry segment-the design, manufacture and servicing of petroleum dispensing systems. The Company has two reportable operating segments: North America and Europe/Africa. The accounting policies of these segments are as described in the summary of significant accounting policies in the Company's Form 10-K for the year ended November 30, 2000. The Company evaluates the performance of each operating segment based upon income from operations before merger and acquisition costs and other unusual items. The Company's selling, general, and administrative expenses are charged to each segment based upon the operating segment where the costs are incurred. Segment results for the three and nine month periods ended August 31, 2001 and 2000 are summarized in the tables below.


SEGMENT REPORTING


         Successor Company

Three months ended                       North
August 31, 2001                       America (1)      Europe/Africa     Eliminations      Consolidated
---------------
                                    ----------------  ----------------  ----------------  ----------------
                                    ----------------  ----------------  ----------------  ----------------
Customer sales                             $ 34,644          $ 78,262               $ -         $ 112,906
Intercompany sales                              805              (184)             (621)                -
Depreciation and amortization                 3,625             3,557               956             8,138
Operating profit (loss),
before merger and
acquisition costs and
other unusual items                          (8,494)            4,967              (740)           (4,267)
Total assets                              $ 529,074         $ 253,194        $ (322,680)        $ 459,588


        Predecessor Company

Three months ended                       North
August 31, 2000                       America (1)      Europe/Africa     Eliminations      Consolidated
---------------
                                    ----------------  ----------------  ----------------  ----------------
                                    ----------------  ----------------  ----------------  ----------------
Customer sales                             $ 47,252          $ 75,416               $ -         $ 122,668
Intercompany sales                            1,428               267            (1,695)                -
Depreciation and amortization                 3,055             2,812                 -             5,867
Operating profit (loss),
before merger and
acquisition costs and
other unusual items                          (1,368)            2,459               (52)            1,039
Total assets                              $ 591,718         $ 322,731        $ (339,860)        $ 574,589


         Successor Company

Nine months ended                        North
August 31, 2001                       America (1)      Europe/Africa     Eliminations      Consolidated
---------------
                                    ----------------  ----------------  ----------------  ----------------
                                    ----------------  ----------------  ----------------  ----------------
Customer sales                            $ 124,009         $ 231,923               $ -         $ 355,932
Intercompany sales                            1,986               435            (2,421)                -
Depreciation and amortization                10,948            11,275             2,869            25,092
Operating profit (loss),
before merger and
acquisition costs and
other unusual items                         (17,201)           11,877            (2,748)           (8,072)
Total assets                              $ 529,074         $ 253,194        $ (322,680)        $ 459,588


        Predecessor Company

Nine months ended                        North
August 31, 2000                       America (1)      Europe/Africa     Eliminations      Consolidated
---------------
                                    ----------------  ----------------  ----------------  ----------------
                                    ----------------  ----------------  ----------------  ----------------
Customer sales                            $ 148,057         $ 241,860               $ -         $ 389,917
Intercompany sales                            3,576               739            (4,315)                -
Depreciation and amortization                 8,611             9,840                 -            18,451
Operating profit (loss),
before merger and
acquisition costs and
other unusual items                         (12,035)            7,555              (206)           (4,686)
Total assets                              $ 591,718         $ 322,731        $ (339,860)        $ 574,589


(1) Includes corporate headquarters

Reconciliation from segment information to consolidated statement of earnings:


                                                         Successor        Predecessor        Successor        Predecessor
                                                          Company           Company           Company           Company
                                                      ----------------------------------  ----------------------------------
                                                      ----------------------------------  ----------------------------------
                                                             Three months ended                   Nine months ended
                                                                 August 31,                          August 31,
                                                      ----------------------------------  ----------------------------------
                                                      ----------------------------------  ----------------------------------
                                                           2001              2000              2001              2000
                                                      ----------------  ----------------  ----------------  ----------------
                                                      ----------------  ----------------  ----------------  ----------------
Segment operating loss                                       $ (4,267)          $ 1,039          $ (8,072)         $ (4,686)
Merger and acquisition costs and other unusual items           (1,554)          (13,146)           (4,504)          (18,594)
                                                      ----------------  ----------------  ----------------  ----------------
                                                      ----------------  ----------------  ----------------  ----------------
Consolidated operating loss                                  $ (5,821)        $ (12,107)        $ (12,576)        $ (23,280)


6. Comprehensive Loss

The table below summarizes comprehensive loss for the three and nine month periods ended August 31, 2001 and 2000.



                                                  Successor            Predecessor          Successor            Predecessor
                                                   Company               Company             Company               Company
                                                --------------------------------------  ----------------------------------------
                                                          Three months ended                      Nine months ended
                                                              August 31,                             August 31,
                                                     2001                 2000                 2001                 2000
                                                --------------------------------------  ----------------------------------------

Net loss                                        $ (14,701)           $ (30,196)           $ (39,102)           $ (68,052)
Other comprehensive loss:
   Foreign currency translation adjustments         4,547               (7,675)               2,911              (18,607)

                                                -----------------   ------------------  -------------------   ------------------
Comprehensive loss                              $ (10,154)           $ (37,871)           $ (36,191)           $ (86,659)
                                                =================   ==================  ===================   ==================


7. Restructuring Charges

In 1998, the Company acquired the RPS division of Schlumberger ("RPS"). Included in accrued liabilities are certain costs the Company will incur to effect an integration and rationalization plan for the RPS operations. These costs represent involuntary termination and other closure costs in connection with closing redundant manufacturing and service operations. These accrued costs do not include costs associated with consolidation of previously existing Tokheim subsidiaries, which are expensed as incurred or separately accrued once all criteria for accrual are met, nor do these costs benefit future periods. The integration and rationalization plan was completed at November 30, 2000. The Company expects the final cash payments related to the integration and rationalization plan to be completed by the end of fiscal 2001. The table below summarizes the accrued liability activity by major category and initiative for the three and nine month periods ended August 31, 2001. Approximately $4,312 of the original liability was unused at October 31, 2000 and recorded as a reduction of goodwill. Charges to the accrual for the three month period ended August 31, 2001 amounted to approximately $910, entirely attributable to currency fluctuations.






                                                   November 30,   Charges to     May 31,     Charges to     August 31,
                                                       2000         Accrual       2001         Accrual         2001
                                                  -------------- ------------ ----------- -------------- --------------
Involuntary employee termination
benefits............................              $     1,122    $      (22)  $    1,100  $     (910)     $     190
                                                  -------------- ------------ ----------- -------------- --------------

Total accrued integration and rationalization
costs...............................              $     1,122    $      (22)  $    1,100  $     (910)     $     190
                                                  ============== ============ =========== ============== ==============


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

The table below summarizes the accrued liability activity by major category and initiative for the three and nine month periods ended August 31, 2001.


                                                 November 30,   Charges to     May 31,     Charges to     August 31,
                                                     2000         Accrual       2001         Accrual         2001
                                                 -------------- ------------ ----------- -------------- --------------
Involuntary employee termination
benefits...........................              $        341   $    (46)     $    295    $      (77)     $      218

Facility closure and other closure
  costs............................                       209        (67)          142           (33)            109

                                                 -------------- ------------ ----------- -------------- --------------
Total accrued integration and rationalization
costs..............................              $        550   $   (113)      $   437    $     (110)     $      327
                                                 ============== ============ =========== ============== ==============



The Company expects the final cash payments related to the finalization of these initiatives to be made during 2001.

8. Earnings per Share

The Company presents two earnings per share ("EPS") amounts, basic and diluted. Basic EPS is calculated based on earnings available to common shareholders and the weighted average number of common shares outstanding during the reported period. Diluted EPS includes additional dilution from common stock equivalents, such as stock issuable pursuant to conversion of preferred stock or the exercise of stock options and warrants outstanding. The incremental shares from the conversion of preferred stock and exercise of stock options and warrants were not included in computing diluted EPS for the three and nine month periods ended August 31, 2001 and 2000, since the effect of such is antidilutive during periods when a loss from continuing operations is reported.

For the three months ended August 31, 2001, the weighted average of potentially issuable common shares included 677,329 shares related to warrants issued to the bank group. For the nine months ended August 31, 2001, the weighted average of potentially issuable common shares included 676,796 shares related to warrants issued to the bank group. For the three months ended August 31, 2000, the weighted average of potentially issuable common shares included 787,707 shares of convertible preferred stock outstanding and 2,499,527 shares related to warrants issued to Schlumberger. For the nine months ended August 31, 2000, the weighted average of potentially issuable common shares included 787,707 shares of convertible preferred stock outstanding and 2,516,216 shares related to warrants issued to Schlumberger.

Pursuant to the Plan, the Old Common Stock was cancelled and 4,500,000 shares of New Common Stock were to be issued and outstanding following the exchange of the junior and senior subordinated notes of the Old Tokheim.

9. Changes in Senior Management

The Company intimated on March 29, 2001 that Douglas K. Pinner had announced his intention to step down as Chairman, President and Chief Executive Officer and that the Company was initiating a search for a new Chief Executive Officer. In conjunction with this decision, the Company's Board of Directors selected George A. Helland, Jr., an existing Board member, to serve as acting Chairman, President, and Chief Executive Officer while Tokheim conducted this search.

In conjunction with this change in senior management, outstanding stock options issued to Douglas K. Pinner were cancelled, as the required vesting period had not passed. The terms of Mr. Pinner's separation agreement were finalized and all additional related liabilities were accrued in the quarter ended May 31, 2001.

On September 7, 2001, the Company announced the appointment of John S. Hamilton as President and Chief Executive Officer, succeeding George A. Helland, Jr. Concurrently, Mr. Helland was appointed Chairman of the Board of Directors.

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

For the purpose of executing the Plan, the reorganization equity value of the Successor Company was estimated to be $50,000, based in part on management's estimate of future operating results. The reorganization value necessarily assumes that the Successor Company will achieve its estimated future operating results in all material respects. If such results are not achieved, the value of the Successor Company that is ultimately realized could be materially different.

The Plan had a significant impact on the financial statements of the Successor Company, including the creation of a new reporting entity upon emergence from bankruptcy through the application of fresh start accounting pursuant to SOP 90-7. Accordingly, the Company's post-reorganization balance sheets, statements of operations and statements of cash flows, which reflect the application of fresh start accounting, have not been prepared on a basis consistent with the pre-reorganization financial statements and are not comparable in all respects to the financial statements prior to the reorganization. For accounting purposes, the inception date of the Successor Company is deemed to be November 1, 2000.

11. Merger and Acquisition Costs and Other Unusual Items

The components of merger and acquisition costs and other unusual items for the three and nine month periods ended August 31, 2001 and 2000 are as follows:


                                                             Three months ended                  Nine months ended
                                                                 August 31,                          August 31,
                                                       -------------------------------    -------------------------------
                                                           2001              2000             2001              2000
                                                       --------------    -------------    --------------    -------------


Employee compensation and expenses related to the
Reorganization.......................................    $   1,016        $     386       $     3,219        $    1,496
Lease cancellation and other facility expenses.......           50               60               145               175
Increased warranty and other product related costs...            -              329                 -               762
Legal and professional fees..........................           14               23                40               344
Credit agreement fees................................            -                -                 -             1,556
Reorganization.......................................          474            4,450               903             4,724
Litigation settlements...............................            -            7,000                 -             7,000
Other................................................            -              898               197             2,537
                                                       --------------    -------------    --------------    -------------
Total                                                    $   1,554        $  13,146       $     4,504        $   18,594
                                                       ==============    =============    ==============    ==============



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

Results of Operations

The Company emerged from its Chapter 11 proceedings and adopted "fresh start accounting" as of October 31, 2000 (see Note 2 to the consolidated condensed financial statements). Therefore, the Company's financial statements after this date reflect a new reporting entity (the "Successor Company") and are not directly comparable to the financial statements of prior periods. The principal comparative differences between the three and nine month periods ended August 31, 2001 and 2000 relate to the impact of the changes to the Company's capital structure, changes in indebtedness, and the revaluation of the Company's assets and liabilities to reflect the reorganization value at the Effective Date. The changes primarily affect depreciation and amortization expense and interest expense in the Company's results of operations after the Effective Date. However, for the purposes of comparative analysis, the following discussion of the operating results of the Company compares the operating results of the three and nine month periods ended August 31, 2001 for the Successor Company and the results of the three and nine month periods ended August 31, 2000 for the Predecessor Company. The operations (net sales, gross margin, and selling, general and administrative expenses) of the Successor and Predecessor Companies were substantially similar and the comparison of those items is meaningful to the understanding of the business.

Consolidated net sales for the three month period ended August 31, 2001 were $112,906 compared to $122,668 for the comparable 2000 three month period. Sales for North America decreased by 26.7% for the period to $34,644 in 2001 from $47,252 in 2000. This decrease was primarily due to a decline in the distributor (Jobber) channel. European and African sales increased by 3.8% to $78,262 in 2001 from $75,416 in 2000. This increase was primarily attributable to revenues resulting from the conversion of products to enable them to operate utilizing the Euro currency.

Consolidated net sales for the nine month period ended August 31, 2001 were $355,932 compared to $389,917 for the comparable 2000 nine month period. Sales for North America decreased by 16.2% for the period to $124,009 in 2001 from $148,057 in 2000. This decrease was primarily due to a decline in the distributor (Jobber) channel. European and African sales decreased by 4.1% to $231,923 in 2001 from $241,860 in 2000. This decrease was entirely attributable to currency fluctuations.

Gross margins as a percent of sales (defined as net sales less cost of sales, divided by net sales) decreased to 20.4% in the three month period ended August 31, 2001 from 21.8% in the 2000 three month period. For the nine month period ended August 31, gross margins as a percentage of sales decreased from 21.5% in 2000 to 21.4% in 2001. These decreases are primarily attributable to a higher percentage of low margin service business in the current quarter.

Selling, general, and administrative ("SG&A") expenses have decreased from $19,829 in the three month period ended August 31, 2000 to $19,142 in the three month period ended August 31, 2001. SG&A expenses have decreased from $70,005 in the nine month period ended August 31, 2000 to $59,103 in the nine month period ended August 31, 2001. These decreases are due to headcount reductions in the current year and foreign currency fluctuations. SG&A expenses as a percent of sales for the three and nine month periods ended August 31, 2001 were 17.0% and 16.6%, respectively, compared to 16.2% and 18.0% in the three and nine month periods of 2000. These fluctuations in percentages of sales are due to the realization of the plan of integration and rationalization in prior years.

Depreciation and amortization expense for the three and nine month periods ended August 31, 2001 was $8,138 and $25,092, respectively, in contrast with $5,867 and $18,451 in the comparable 2000 periods. These increases were primarily attributable to the reorganization of the Predecessor Company and the associated revaluation of fixed assets to fair value, which has resulted in higher depreciation expense for 2001. The Successor Company also recorded reorganization value in excess of amounts allocable to identifiable assets, which has a shorter amortization period than goodwill recorded by the Predecessor Company, resulting in higher levels of amortization.

Merger and acquisition costs and other unusual items were $1,554 and $4,504 for the three and nine month periods ended August 31, 2001, respectively, compared to $13,146 and $18,594 for the same periods in 2000. This decrease is due to higher costs incurred in 2000 related to the plan of integration and rationalization, the reduction of professional fees related to the Plan and the write off of credit agreement fees related to prior credit agreements.

Net interest expense for the three and nine month periods ended August 31, 2001 was $8,919 and $26,975, respectively, compared to $15,103 and $44,625 in the same periods of 2000. This decrease is primarily attributable to reduced debt levels resulting from the discharge of the Predecessor Company's senior and junior subordinated notes.

Foreign currency gain for the three month period ended August 31, 2001 was $487, compared with a loss of $650 in the same period of 2000. Foreign currency losses for the nine month periods ended August 31, 2001 and 2000, respectively were $20 and $453.

Other expense, net for the three month period ended August 31, 2001 was $327, compared to $553 in the same period of 2000. Other income, net for the nine month periods ended August 31, 2001 and August 31, 2000 was $1,666 and $455, respectively. This increase was due to proceeds from life insurance policies and the reduction in estimates of certain liabilities, such as foreign Value Added Tax.

Reorganization costs were $1,450 in the three and nine month periods ended August 31, 2000, which consisted of fees related to the debtor in possession financing.

Income tax for the three month periods ended August 31, 2001 and 2000 was an expense of $147 and $321, respectively. Income tax expense of $1,041 was recognized in the nine month period ended August 31, 2001 and a benefit of $1,362 was recognized in the nine month period ended August 31, 2000. Due to decreases in state and local taxes, tax expense decreased for the three month period. Increases in the nine month period are related to profits earned in foreign tax jurisdictions.

As a result of the above mentioned items, loss applicable to common stock of the Successor Company was $15,073 or $3.35 per diluted common share for the three months ended August 31, 2001, compared to a loss applicable to common stock of the Predecessor Company of $30,578 or $2.41 per diluted common share for the same period in 2000. Loss applicable to common stock of the Successor Company was $40,224 or $8.94 per diluted common share for the nine months ended August 31, 2001, compared to a loss applicable to common stock of the Predecessor Company of $69,202 or $5.46 per diluted common share for the same period in 2000.

Liquidity and Capital Resources

Cash used in operations for the nine month period ended August 31, 2001 was $3,840 versus cash used in operations of $17,816 in the same period of 2000. This decrease was caused principally by a decrease in the net loss from $68,052 in the nine month period ended August 31, 2000 to $39,102 in the nine month period ended August 31, 2001, partially offset by a lower level of working capital reduction achieved in the current year.

Cash used in investing activities for the nine month period ended August 31, 2001 was $6,327 compared to a cash usage of $6,388 in the same period of 2000.

Cash provided from financing activities for the nine month period ended August 31, 2001 was $13,852 compared to cash provided in the same 2000 period of $21,442. The cash provided in the 2001 period reflects a reduced level of borrowings from the Company's revolving credit facility.

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

The Company also entered into a New Credit Agreement as of the Effective Date. A portion of the proceeds from these facilities was used to repay all outstanding borrowings under the Company's bank loans. The New Credit Agreement, totaling $284,942, consisted of:

o    Tranche A Term Loan in an amount of $36,509 due in September 2005;

o    Tranche B Term Loan in an amount of $100,668 due in September 2005;

o Special Loan in an amount of $100,000 due in four annual installments of $25,000 plus interest thereon, commencing in November 2002;

o Revolving credit facility in an amount of $47,765 due in September 2005. The amount outstanding under the revolving credit facility at August 31, 2001 was $23,440.

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

o the Special Loan bears interest at the rate of 16%, compounded quarterly, which is capitalized as part of the principal balance in lieu of being paid in cash;

o the revolving credit facility bears interest based upon (at the Company's option) (i) the Base Rate (defined as the higher of (a) the prime rate and (b) the federal funds rate plus 0.5%) plus 2.5% in the case of U.S. Dollar denominated loans or (ii) the Eurodollar Rate (Reserve Adjusted) as defined in the New Credit Agreement plus 4% in the case of Euro denominated loans.

On December 15, 2000, June 29, 2001 and July 31, 2001, as required under the terms of the loan agreement, the Company made principal prepayments of $915, $868 and $854, respectively, on the Tranche A Term Loan, representing net proceeds from the sale of long term assets.

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

The Company's ability to meet financial ratios and tests in the future may be affected by events beyond its control. While the Company currently is in compliance with the covenants, there can be no guarantee that the Company will meet such financial ratios and tests in the future or that it will be able to obtain future amendments to the New Credit Agreement, if so needed, to avoid a default. In the event of a default, the lenders could elect to declare all amounts borrowed under the New Credit Agreement to be due and payable immediately. In addition, the New Credit Agreement limits the ability of the Company and its subsidiaries to, among other things: incur additional debt; pay dividends on capital stock or repurchase capital stock or make certain other restricted payments; use the proceeds of certain asset sales; make certain investments; create liens on assets to secure debt; enter into transactions with affiliates; merge or consolidate with another company; and transfer and sell assets.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issues Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations," and No. 142, "Goodwill and Other Intangible Assets."

The Company is currently evaluating its intangible assets in relation to provisions of SFAS No. 141 and SFAS No. 142 to determine the impact, if any, their adoption will have on its results of operations and/or financial position.


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

In September 1998, the Company acquired the RPS Division ("RPS") of Schlumberger Limited ("Schlumberger"). One of Tokheim's primary competitors, Gilbarco, now known as Marconi, filed suit, claiming that a fuel dispenser manufactured by RPS violates its electronics design patent for fuel dispensers and its programmable multiple blender patent. Tokheim denied liability for any infringement of the patents and believes that this infringement breaches Schlumberger's warranty regarding ownership of the technology. Marconi filed suit in federal court in North Carolina. Marconi named Schlumberger as a Defendant in this lawsuit and Schlumberger failed to answer. Marconi moved for a summary judgement against Schlumberger. A settlement has been reached between Tokheim, Schlumberger and Marconi regarding this matter and approved by the Bankruptcy Court. Schlumberger agreed to pay a lump sum to Marconi. Tokheim and Marconi agreed to an allowed and liquidated claim in the bankruptcy proceeding. Marconi agreed to have its claim for infringement impaired in accordance with the distribution scheme contained in Tokheim's Plan. In addition, Tokheim will pay a royalty of $50.00 per blender on any blenders used in the Centurion product on or after November 30, 2000. Tokheim received a paid-up license with respect to the electronics design patent in question.

On October 18, 2000, Schlumberger filed a claim with the Bankruptcy Court with respect to the Company's acquisition of RPS. The claim, which was subsequently modified on January 12, 2001, is for various sums allegedly due to Schlumberger, totaling $10,000. The Company believes that $6,507 of the claim is valid and had previously provided for that amount. For accounting purposes, the $6,507 has been treated similarly to the claims of other impaired unsecured creditors. The Company has not paid this claim as it has a counter-claim against Schlumberger for amounts due and alleged to be due to the Company on account of Schlumberger's material breach of various representations and warranties in connection with the acquisition. The amount of the Company's claim is in excess of $50,000. The Company has commenced arbitration proceedings before the International Court of Arbitration in Paris, France. Schlumberger has filed its answer and this matter is pending before the International Court of Arbitration in Paris.

As more fully described in Note 21 to the consolidated financial statements, "Contingent Liabilities," in the Company's Form 10-K, the Company is defending one claim, in which it is a de minimus party, and legal actions, including claims relating to the U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and other environmental laws, product liability and various contract and employee matters, some of which may have been impaired in the bankruptcy proceeding. These legal actions primarily involve claims for damages arising out of the Company's manufacturing operations, product liability and various contractual and employment issues. Management believes that the outcome of such pending claims will not, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

4.7 Second Amendment to the Credit Agreement, dated as of July 23, 2001, among Tokheim Corporation, various subsidiaries thereof as Borrowers, various financial institutions, AmSouth Bank, as a Lender and as Documentation Agent, and ABN AMRO Bank N.V., as a Lender and as Administrative Agent (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended May 31, 2001).

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

                                          TOKHEIM CORPORATION


Date: October 12, 2001                       /S/ ROBERT L. MACDONALD
                                          -------------------------------
                                          Executive Vice-President,
                                          Finance and Chief Financial Officer


Exhibit Index

   NONE