Form 10-K
period 2001-11-30
TOKHEIM CORP
filed 2002-05-31
CIK 98559

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For fiscal year ended November 30, 2001

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

       Registrant's telephone number, including area code (260) 470-4600

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

                           Title of each class
                 Common Stock, no par value Series B Warrants
                               Series C Warrants


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

   As of April 22, 2002, 4,169,702 shares of voting common stock were outstanding. The aggregate market value of shares of common stock held by non-affiliates was $1.5 million (based on the last sale price of these shares on the Over the Counter market on such date).


                      Documents Incorporated by Reference

   None.

================================================================================

                              TOKHEIM CORPORATION

                         2001 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                                Page
                                                                                                ----
                                                 PART I
Item 1.  Business..............................................................................   1
Item 2.  Properties............................................................................   8
Item 3.  Legal Proceedings.....................................................................   8
Item 4.  Submission of Matters to a Vote of Security Holders...................................   9
                                                PART II
Item 5.  Market For The Registrant's Common Equity and Related Shareholder Matters.............   9
Item 6.  Selected Financial Data...............................................................  11
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.  12
Item 7A. Quantitative and Qualitative Disclosures About Market Risk............................  21
Item 8.  Financial Statements and Supplementary Data...........................................  22
Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure..  61
                                                PART III
Item 10. Directors and Executive Officers of the Registrant....................................  62
Item 11. Executive Compensation................................................................  63
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
           Matters.............................................................................  67
Item 13. Certain Relationships and Related Transactions........................................  68
                                                PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................  69

   Certain statements contained in this Report, including, without limitation, statements containing the words "will," "may," "should," "continue," "intends," "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: increases in interest rates or the Company's cost of borrowing or a default under any material debt agreement; inability of the Company to successfully make and integrate acquisitions; inability to achieve anticipated cost savings or revenue growth; dependence on the retail petroleum industry; inability to forecast or achieve future sales levels or other operating results; fluctuations in exchange rates among various foreign currencies, principally among the dollar, the Euro, and the British pound; competition; inability to protect proprietary technology or to integrate new technologies quickly into new products; changes in business strategy or development plans; business disruptions; changes in general economic conditions or in economic conditions of particular markets in which the Company competes; unavailability of funds for capital expenditures or research and development; changes in customer spending levels and demand for new products; changes in governmental, environmental or other regulations, especially as they may affect the capital expenditures of the Company's customers; failure of the Company to comply with governmental regulations; loss of key members of management; adverse publicity; contingent liabilities and other claims asserted against the Company; loss of significant customers or suppliers; and other factors referenced in this Report. Certain of these factors are discussed in more detail elsewhere in this Report, including, without limitation, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the consolidated financial statements and related notes. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

                                    PART I

Item 1.  Business.

  (a) General:

   Tokheim Corporation is one of the world's largest manufacturers and servicers of electronic and mechanical petroleum dispensing systems. These systems include petroleum dispensers and pumps, retail automation systems (including point-of-sale ("POS") systems), dispenser payment or "pay-at-the-pump" terminals, replacement parts and upgrade kits. The Company provides products and services to customers in more than 80 countries. The Company is the largest supplier and servicer of petroleum dispensing systems in Europe, Africa, Canada, the Middle East, Eastern Europe and Mexico, and one of the largest in the United States. In addition to its products and services, the Company constructs, on a contractual basis, petrol stations. As used herein, "Tokheim" or "the Company" refers to Tokheim Corporation and its subsidiaries.

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

   As further discussed in Note 2 to the consolidated financial statements, the Company operated its business as a debtor-in-possession under Chapter 11 and was subject to the jurisdiction and supervision of the Bankruptcy Court during the period from August 28, 2000 to October 20, 2000. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief under the bankruptcy laws were stayed while the Company continued business operations as a debtor-in-possession. These claims were treated as "liabilities subject to compromise" and are more fully described in Note 2 to the consolidated financial statements. The financial statements have been prepared using accounting principles applicable to a going concern, which contemplate the realization of assets and the payment of liabilities in the ordinary course of business.

  (c) Financial Information About Industry Segments:

   In 2001, 2000, and 1999, the Company had only one reportable industry segment--the design, manufacture and servicing of petroleum dispensing systems.

  (d) Narrative Description of Business:

Principal Products and Services

   The Company's principal product offerings include petroleum dispensers and pumps, retail automation systems (including POS systems), dispenser payment or "pay-at-the-pump" terminals, replacement parts and upgrade kits and construction of petrol stations. Petroleum dispensers and pumps transfer fuel from storage tanks to vehicles or portable containers. Dispensers include meters that measure the quantity of fuel pumped and transfer the information to the calculators, which determine sales price based on the information received. Retail automation systems control in-store and at-the-pump fuel sales, control pump activation and credit card transactions, monitor inventory, transmit data to a central management system and perform other management functions. Pay-at-the-pump terminals automate customer payment at the pump with cash or credit/debit cards, in addition to facilitating use of loyalty cards by businesses. Upgrade kits permit owners to upgrade a dispenser's capabilities and functionality without incurring the cost of replacing the entire dispenser. The Company also offers services for its products through authorized service representatives ("ASRs") and Company-owned service facilities.

   In 2001, 2000 and 1999, the petroleum industry accounted for all of the Company's sales. Approximately 92%, 93% and 92% of the Company's sales in 2001, 2000, and 1999, respectively were derived from the sale of retail service station gasoline dispensers, parts, accessories, and service contracts. The remaining portion of the Company's sales is attributable to commercial customers.

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

   Jobbers or Dealers--Jobbers are independent service station owners that operate under the brand of an MOC. A station owned by a jobber looks substantially the same as one owned by an MOC, selling MOC-branded products and using standard MOC station layouts. Most jobbers own multiple stations. Some jobbers work exclusively with one MOC, while others have multiple MOC partners. Moreover, jobbers can change their MOC affiliations within contractual limitations between the jobber and the MOC. Usually, jobbers are not required to purchase their petroleum dispensing equipment from the same manufacturers as their affiliated MOC.

   Convenience Store Stations--Convenience store stations are petroleum retailers who source over 50% of their sales from merchandise rather than from petroleum products. A significant number of convenience store stations are owned by MOCs. The Company's convenience store station customers include national and regional operators, as well as small, local businesses.

   Hypermarkets--The Company is the leading supplier to French hypermarkets. The hypermarket is a retailing format pioneered in France, with a growing presence in the rest of Europe. A hypermarket is a very large commercial establishment that is a combination of a department store and a supermarket. Hypermarkets typically offer competitively priced, private label petroleum products to attract customers. In France, more than 50% of retail petroleum sales are through hypermarkets. The Company is gaining strength in this emerging market in the United States (U.S.).

   Commercial Customers--The commercial market is characterized by companies whose fuel consumption needs justify maintaining internal fueling capabilities, such as truck fleets and municipalities. Through its Gasboy International subsidiary, the Company is the leading supplier of fuel dispensing equipment to the U.S. commercial market.

Sales and Distribution

   Products are distributed in the United States by a sales organization, which operates from national account offices, district sales offices, petroleum equipment firms, industrial suppliers and distributors in major cities across the United States. In areas outside the United States, product distribution is accomplished through foreign subsidiaries, distributors, and special sales representatives. In addition to the Company's widespread sales organization, there are more than 1,400 trained field service representatives acting as independent contractors, many of whom maintain a service parts inventory. The Company's customer service divisions maintain help desks, which are available 24 hours a day, 365 days a year, for immediate response to service needs in most markets. Additionally, the customer service divisions maintain a continuing program of service clinics for customers, ASRs and distributors, both in the field and at the Company's training centers.

   In recent years, MOCs and Nationals have been moving toward granting national, regional and global contracts or "tenders" and creating alliances with preferred suppliers. The Company believes that its global sales and services capabilities position it positively in response to this trend.

New Products; Research and Development

   The Company continually seeks to enhance its existing product lines to offer increased functionality in new and existing products and has dedicated research and engineering resources to achieve this. The Company spent approximately $20.4 million, $21.6 million and $27.8 million in 2001, 2000 and 1999, respectively, to improve existing products and manufacturing methods, develop new products and pursue other applied research and development. The Company has also formed exclusive relationships with MOCs to develop products that meet their specific needs and with electronics companies to develop advanced technologies.

   During 2001, the Company introduced several new products to the retail market:

   The Axial Flow Meter ("AFM") was released to the market with a patented metering technology that the Company believes provides it with a competitive edge. The main advantages created by this new technology include superior accuracy, reliability and durability. In addition to having a state of the art mechanical design, the AFM incorporates a new micro controller-based sensor, which is the heart of the Company's Smart Sensor Architecture. The Company believes that this architecture is the first for optimizing the cost of overall fuel control electronics, while enhancing functionality with self-diagnostics, remote access, electronic calibration and automatic temperature compensation. The advent of the AFM moves the Company into a new generation of data communication, from the meter device to the counter.

   The Company introduced the Vidium multimedia product ("Vidium"), which is a media platform that can be linked to all standard media content providers in the market. The main objective of this product is to provide a 14" customer interface, which meets all environmental and safety requirements as defined for forecourt equipment. Vidium is capable of driving real-time movies and commercial presentations. The Company believes that this capability will bring about advertising opportunities through the display of commercials and special offers at the pump. Customer guidance in the form of presentations may also be provided through at-the-pump audio and video instructions.

   The Company incorporated into its new products during the year iQ electronics ("iQ"). iQ is a set of advanced electronic components integrated into the dispenser controller board and the Qpoint Site Controller, which serves as a Windows CE intermediary between new dispensers and existing third party POS systems. iQ comprises real time central processing unit boards with an embedded Windows CE operating system, an Integrated 10.4" VGA Color Display with Touch Screen or ATM User Interface, Disk-On-Chip and expandable Compact Flash Storage, Universal Serial Bus Connectivity to peripherals and Transmission Control Protocol/Internet Protocol ("TCP/IP") communication via Ethernet and Phone Network Alliance. TCP/IP allows the transport of information from one computer or internet address to another. Included software applications provide the ability to display custom content on the dispenser, do remote upgrades of software, and perform automated diagnostics tasks. These components allow many onscreen opportunities for information, merchandising and cobranding, plug and play expansion for peripherals, and many other options which should reduce customer problems. The benefits of this technology are shown in increased merchandising on the pump islands and, in turn, increased numbers of customers in the stores. iQ also dramatically expands communications between the island, store, home office, content providers, help desks and ultimately, each customer.

   Capitalizing upon the WorldWide Calculator ("WWC T1") introduced in 2000, the Company introduced a fleet of new dispensers, including the Quantium 300T, with the WWC T1 single/twin configuration package, the Quantium 500T with the "high-end" WWC T1 and the Harmony with the "high-end" WWC T1, which also includes the I/2C serial bus interface to the AFM. The I2C is a new type of communication between dispensers which functions in a similar fashion to a local area network. /

   In 2001, the Company introduced the Quantium 300T, a mid-range product that offers diverse single and twin configurations. Within the Quantium 300T product matrix, there are many different product configurations, ranging from standard flow dispensers to high-speed or very high-speed dispensers. In order to offer coordinated functionality with the high-speed and very high-speed configurations, the Company introduced the master satellite concept, which is also offered as a Liquid Petroleum Gas Single/Twin ("LPG S/T") product.

   In addition, the Quantium 500T, a high-end Multi-Product Dispenser, was released. It provides built-in product configurations, which are fully adapted to market requirements. This product matrix includes a single or twin configuration with a Liquid Petroleum Gas hydraulic stack.

   To complement the existing Premier C model line, the Company introduced a completely new form factor dispenser, Harmony. The Harmony is based upon Tokheim's latest technology, AFM and iQ. For Europe, the Company released a version of the Harmony with the WWC T1, Outdoor Payment Terminal ("OPTium") and Vidium. A unique feature of the Harmony dispenser is that it is designed to wrap around the canape column that supports the awning over the pumps. The minimal size of the AFM allowed the designers to stay within the dimensional constraints for the total dispenser. The Company believes that the ability of this dispenser to run diverse applications adds another dimension of user functionality and provides the customer with a new vision of retail station management.

   An enhancement was also introduced to the previously existing Premier C model line. Radio Frequency Identification ("RFID") solutions were released in both the United States and Canada. RFID, originally test-marketed in 1999 by Tokheim, allows customers to automatically charge an account for fuel, from a microchip key ring tag or a microchip window tag. The United States version is compliant with the key chain RFID product of a major oil company and available as a field upgrade kit and factory option. The field upgrade kit is also available as an upgrade for the Premier B, 4000 and Centurion model dispensers.

   New products to the retail market also included new developments in the POS area:

   In 2001, the Company launched its development effort for the next generation POS product in the United States to eventually replace the current DOS-based CVN system, which is the original POS marketed for convenience stores. The new POS, called Focus, is based upon the Microsoft Windows NT operating system and provides an upgrade path for current customers migrating from the CVN system. The Focus architecture is fully scalable, both in terms of software components and hardware platform options, to meet the needs of the mid-range market as well as the high-end market. The Focus architecture ranges from a low-end keyboard version to a full touch-screen system with unlimited terminals. The software includes a robust Quick-Serve Restaurant ("QSR") system integrated with the convenience store POS system. The QSR package in a stand-alone mode was installed in a beta site in September 2001. The first release of the fully integrated Focus POS including fuel control and credit is contracted to go to certification with Shell Oil in 2002.

   In addition to the development of the next-generation Focus system, customers initiated numerous development projects to enhance the existing CVN system during the year. The major projects include enhanced unattended functionality and reporting for better remote dial-in support and cash-back capabilities. The new unattended feature was installed in two beta sites with a major oil customer. Additional credit network capability was created including Buypass inside and outside to support grocery/hypermarket opportunities, the Chevron network to support new business opportunities with this customer, the ADS network for Shell in support of the roll-out of CVN, and the BP network in support of the Travel Centers of America. Also in development is a project known as CVN/NT, which involves the creation of a special layer of software allowing the DOS-based CVN POS application to run on a Windows NT platform. To facilitate its plans for installing new hardware in all of its locations, a current major customer is supporting this project.

   European POS developments include the release of Jupiter, Omega and FuelPOS products into the marketplace to handle the conversion of currencies tied to the Euro. In order to offer customers in France a more functional Euro upgrade, which the Company believes will also create opportunities for the installation of future applications, Tokheim introduced the Jupiter application, which is an open standard platform, running on a Microsoft operating system. The Omega Euro application was released in South and Central Europe for a similar purpose. The new FuelPOS Euro application, which operates on a Windows platform, was introduced in Northern Europe to offer customers in that region seamless conversion to the Euro.

   Also during the year 2001, the Company introduced several new products to the commercial market:

   The Company continued to expand its offerings of PC software packages based upon the Microsoft Windows ("Windows") operating systems. Tokheim introduced PC/1000 for Windows, which allows a PC to become the central user interface for the Company's Series 1000 fuel control systems. The software provides an interactive communication link between the customer's PC and their Series 1000 automated fuel control systems. Even while unattended, PC/1000 can automatically gather fuel transactions from its fuel sites. A custom report feature allows the customer to design his own transaction reports. The PC/CFN for Windows software package was also enhanced to include inventory reconciliation capabilities.

   A new major software release for the TopKat fuel control system makes this low-cost fuel management system attractive to a wider range of fleet sizes. The new software allows the system to handle more users and vehicles, control more pumps, and provide a new keypad-entry access method.

   The Company expanded its fleet dispenser product line with a new twin satellite dispenser model. The satellite dispenser is designed for high volume truck refueling operations and allows for both of a truck's saddle tanks to be refueled simultaneously. The new twin model provides the ability to provide satellite dispensing to two fueling lanes in a small footprint.

Raw Materials

   The principal raw materials necessary to the Company's business are flat sheet steel, aluminum, copper tubing, iron castings and electronics, POS systems, and computer components, all of which are generally available through competitive sources of supply. The Company has not experienced any difficulty in obtaining these materials or products.

Patents and Licenses

   The Company has filed patent applications on its technologies with respect to its dispenser and POS technology. The Company also holds numerous other patents, none of which is considered essential to its overall operations. The Company entered into a license agreement, effective December 1, 1997, pursuant to which the Company paid a $3.0 million fixed royalty fee, paid in 12 quarterly installments, plus earned royalties for the use of a patented vapor recovery system and certain vapor recovery improvements, an electronic blender and a printed receipt severing device. The last quarterly installment was paid on January 30, 2001. The Company amended this license agreement by entering into a settlement agreement. The amended license agreement provides for royalty payments of $50--$200 per item, depending upon the licensed product involved.

   Additionally, in settlement of a patent infringement lawsuit, Tokheim will pay a royalty of either $25 or $50 per blender on any blenders utilizing licensed technology on or after November 1, 2000 to Gilbarco, Inc. ("Gilbarco"), formerly known as Marconi Commerce Systems. For more information, see Item 3, "Legal Proceedings."

Seasonality

   In recent years, the Company's sales have not been subject to seasonal fluctuations.

Working Capital Practices

   There are no special inventory requirements or credit terms extended to customers that could have a material adverse effect on the Company's working capital.

Dependence on a Single Customer

   No single customer accounted for 10% or more of the Company's consolidated sales in 2001, 2000, or 1999.

Backlog

   The Company's backlog of firm orders for equipment and service at the end of 2001 was approximately $79.0 million, compared to approximately $87.4 million at the end of 2000. The Company expects that the entire backlog will be filled in 2002. The Company believes that its backlog is not necessarily an indicator of sales during the forthcoming year because the average length of the backlog is relatively short. Factors affecting backlog levels include the timing of purchases by MOCs, announcements of price adjustments, sales promotions and production delays. The effect of these factors limits the usefulness of comparing backlogs in different periods.

Competition

   The Company competes principally against, among others, Gilbarco, Dresser-Wayne, Scheidt & Bachmann GmbH and Tatsuno Corporation. Measured in terms of industry sales, the Company is one of the largest global manufacturers and servicers of petroleum dispensing equipment.

   The Company believes that the principal methods of competition include price, product quality, service, technology and the ability to provide products globally. The Company believes that a number of factors make it unique. These factors include the Company's: (1) global capabilities, which allow it to satisfy the complete petroleum dispensing equipment needs of customers throughout the world; (2) worldwide service network, which the Company believes is the largest in the industry; (3) strong customer relationships; (4) broad, technologically advanced product line; and (5) experienced management team. Several of the Company's current and potential future competitors are subsidiaries or divisions of much larger corporations, and thus, have significantly greater financial, technical and marketing resources than the Company.

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

Employees

   As of March 31, 2002, the Company employed approximately 3,700 persons.

  (e) Financial Information About Foreign and Domestic Operations and Export
  Sales:

   Financial information about foreign and domestic operations and export sales for 2001, 2000, and 1999 is set forth in Note 17 to the consolidated financial statements.

Item 2.  Properties.

   The Company owns properties in: the United States (Illinois, Indiana and Pennsylvania), Canada, South Africa, Scotland, Germany, France, Italy, Belgium and the Netherlands. The Company leases properties in: France, Morocco, Switzerland, United Kingdom, Spain, Portugal, Tunisia, Senegal, Cameroon, United Arab Emirates, the Netherlands, Italy, Austria, Denmark, Czech Republic, Slovakia, Hungary, Germany, Poland and the United States (Colorado, Indiana, Virginia and Washington). Most of the Company's manufacturing operations are concentrated in the following locations: the United States (Indiana and Pennsylvania), France, Scotland, and South Africa. The Company believes that it has sufficient production capacity to meet demand over the next several years. The Company recently sold facilities in Vilvoorde, Belgium, Weilheim, Germany, and Atlanta, Georgia, as well as several parcels of unimproved land totaling approximately 11 acres, located in Fort Wayne, Indiana. Tokheim has entered into an agreement to sell a facility in Jasper, Tennessee and is holding for sale a 43-acre tract of unimproved land also located in Fort Wayne, Indiana.

Item 3.  Legal Proceedings.

   In September 1998, the Company acquired the RPS Division of Schlumberger. One of Tokheim's primary competitors, Gilbarco, formerly known as Marconi Commerce Systems, filed suit, claiming that a fuel dispenser manufactured by RPS violates its electronics design patent for fuel dispensers and its programmable multiple blender patent. Tokheim denied liability for any infringement of the patents and believed that this infringement breached Schlumberger's warranty regarding ownership of the technology. Gilbarco filed suit in federal court in North Carolina. Gilbarco named Schlumberger as a Defendant in this lawsuit and Schlumberger failed to answer. Gilbarco moved for a summary judgement against Schlumberger. A settlement agreement was entered into by and between Tokheim, Schlumberger and Gilbarco on or about October 18, 2001, regarding this matter. As part of the settlement, the Company entered into a technology license agreement providing for payment by the Company of royalties to Gilbarco and Gilbarco received shares of New Common Stock in accordance with the Plan.

   On October 18, 2000, Schlumberger filed a claim with the Bankruptcy Court with respect to the Company's acquisition of RPS. The claim, which was subsequently modified on January 12, 2001, is for various sums allegedly due to Schlumberger, totaling $10.0 million. The Predecessor Company believed that $6.5 million of the claim was valid and made a provision for that amount. Pursuant to the Plan, this provision was discharged as an impaired claim and included in the calculation of extraordinary gain for the eleven months ended October 31, 2000. If the remaining amount of the claim were to be upheld, it would be treated similarly to the claims of other impaired unsecured creditors. The Company has not paid this claim as it has a counter-claim against Schlumberger for amounts due and alleged to be due to the Company on account of Schlumberger's alleged material breach of various representations and warranties and breaches of other provisions of the agreement entered in connection with the acquisition of RPS. The amount of the Company's counter-claim is substantially higher than the amount of Schlumberger's claim. The Company has commenced arbitration proceedings and has filed its Statement of Claim in the International Court of Arbitration to resolve the matter.

   On or about September 11, 1998, the Company entered into a Remarketing Agreement with Radiant Systems, Inc. Radiant has alleged that the Company did not satisfy certain of its commitments in the Remarketing Agreement. The parties have entered into a Master Agreement, Remarketer Agreement, and Manufacturing Agreement on March 28, 2002 that resolved the matter. In connection with these agreements, the Company has recorded a liability of approximately $2.0 million at November 30, 2001.

   The Company has received a subpoena from the SEC requiring submission of documentation related to the RPS acquisition that occurred in 1998 and the subsequent treatment of goodwill related to that acquisition by the Company on certain of its financial statements through the time of the Company's Chapter 11 bankruptcy during the fiscal year 2000. The Company is cooperating fully with the SEC in its response to that subpoena.

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

Item 4.  Submission of Matters to a Vote of Security Holders

   None.

                                    PART II

Item 5.  Market For The Registrant's Common Equity and Related Shareholder
Matters.

   As of the Effective Date and pursuant to the Plan, all trading of the Company's Old Common Stock ceased when such Old Common Stock was cancelled. Also pursuant to the Plan, the Company authorized the issuance of 4,500,000 shares of New Common Stock, Series B Warrants to purchase 555,556 shares of New Common Stock at $30.00 per share and Series C Warrants to purchase an aggregate of 549,451 shares of New Common Stock at approximately $49.46 per share (each Series C Warrant entitles the holder to purchase 0.04326865 of a share of New Common Stock at a price of $2.14, thereby requiring a holder to exercise approximately 23.111 Series C Warrants at an aggregate exercise price of approximately $49.46 to purchase one share of New Common Stock). The New Common Stock, Series B Warrants and Series C Warrants are traded on the OTC Bulletin Board under the symbols "THMC", "THMCW" and "THMCZ", respectively. There was extremely limited trading volume of the New Common Stock and warrants from the Effective Date to November 30, 2000. As such, there was no significant public trading market and the ranges of closing prices are not presented for that period. As the OTC Bulletin Board is not an exchange, such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

   On July 3, 2000, the Company was notified that it would be delisted from the NYSE as of July 14, 2000, for failing to meet the continued listing criteria. The Company's Old Common Stock began trading on the OTC Bulletin Board on Friday July 14, 2000, under the symbol "TOKM".

   As a result of the Company's new capital structure implemented pursuant to the Plan sales prices for the Old Common Stock are not presented, as such prices are not comparable with the prices of the New Common Stock.

   The high and low sales prices for the New Common Stock for 2001 are set forth as follows:

                        QUARTERLY HIGH-LOW SHARE PRICES

                                                 High  Low
                                                 ----- ----
                    Year Ended November 30, 2001
                    First Quarter............... 91/4   1/4
                    Second Quarter.............. 5     5
                    Third Quarter............... 9 1/2 5
                    Fourth Quarter.............. 4 3/4 3

   The Company has not declared or paid dividends on its common stock in recent years. Currently, the Company does not anticipate paying any cash dividends on the New Common Stock in the foreseeable future. The post-confirmation credit agreement (the "New Credit Agreement") also restricts the payment of dividends.

   The number of New Common Stock shareholders of record on April 22, 2002, was approximately 19.

Item 6.  Selected Financial Data.

                            SELECTED FINANCIAL DATA
                (Amounts in thousands except dollars per share)

                                          Successor Company                Predecessor Company
                                      ------------------------  -----------------------------------------
                                                    November 1  December 1,
                                       Year Ended       to        1999 to      Year Ended November 30,
                                      November 30, November 30, October 31, -----------------------------
                                          2001         2000        2000       1999     1998(A)     1997
                 --                   ------------ ------------ ----------- --------  ---------  --------
Statement of Earnings Data:
Net sales............................  $ 494,003     $ 54,648    $ 468,331  $693,932  $ 466,440  $385,469
Operating profit (loss) (B)..........    (19,604)       3,831      (23,946)   15,730     14,769    20,645
Interest expense, net................     37,363        2,921       51,040    51,450     19,257    16,451
Profit (loss) before income taxes (C)    (55,459)         832     (336,028)  (36,641)    (2,698)    5,197
Profit (loss) (C)....................    (56,754)         544     (335,801)  (36,537)    (3,744)    3,980
Preferred stock dividends............      1,495          120        1,403     1,515      1,484     1,512
Profit (loss) applicable to common
  stock (C)..........................    (58,249)         424     (337,204)  (38,052)    (5,228)    2,468
Profit (loss) per common share (C):
   Basic.............................  $  (12.96)    $   0.09            *  $  (3.01) $   (0.46) $   0.31
   Weighted average shares
     outstanding.....................      4,494        4,500            *    12,668     11,371     8,042
   Diluted...........................  $  (12.96)    $   0.08            *  $  (3.01) $   (0.46) $   0.27
   Weighted average shares
     outstanding.....................      4,494        5,178            *    12,668     11,371     9,005
Balance Sheet Data (at year end):
Working capital......................  $(215,139)    $ 59,223    $  57,769  $ 70,058  $  96,473  $ 41,650
Property, plant and equipment, net...     62,067       72,024       70,678    74,550     76,227    42,535
Total assets.........................    458,069      461,861      454,328   690,802    771,816   290,619
Total debt (D).......................    297,218      257,799      254,577   478,556    443,331   140,980
ESOP preferred stock, net............     13,346       10,125       10,125    15,439     12,130     9,853
Common shareholders' equity
  (deficit) (E)......................    (20,036)      39,576       39,775   (22,830)    64,631    10,618
Other Data:
Cash flows from operating activities.  $  (7,022)    $    718    $ (18,182) $(13,726) $   9,790  $ 21,202
Cash flows from investing activities.     (6,334)      (1,727)      (6,194)  (12,594)  (124,414)  (10,394)
Cash flows from financing activities.     18,590          (21)      19,277    31,227    125,669   (11,795)
Capital expenditures.................      9,654        1,799        7,309    17,909     14,548    11,154
Depreciation and amortization........     34,023        3,086       22,360    25,869     13,136     9,232
Interest expense and preferred stock
  dividends..........................     39,145        3,089       52,886    53,708     21,563    18,800
EBITDA (as defined) (F)..............     21,269        8,648       16,035    55,661     43,707    34,767

--------
(A) Results for 1998 include eleven months of MSI operations and two months of RPS operations.
(B) Operating profit (loss) equals net sales less cost of sales, selling, general and administrative expenses, depreciation and amortization, and merger and acquisition costs and other unusual items.
(C) The amounts for the years ended November 30, 1999, 1998 and 1997 exclude $6,249, $23,924 and $1,886, respectively, for extraordinary loss on debt extinguishment. The amount for the eleven months ended October 31, 2000 excludes $246,294 for extraordinary gain on discharge of debt, related accrued interest and certain other impaired claims (see Note 2 to the consolidated financial statements).
(D) Total debt includes all senior subordinated notes, junior subordinated notes, senior notes, long-term borrowings under the credit agreements and other credit facilities, the current portion of such borrowings, cash overdraft facilities and the guaranteed employee stock ownership plan obligation.

(E) Common shareholders' equity at November 30, 2001 and 2000 reflects the Company's new capital structure, including the cancellation of approximately 12,669,000 shares of Old Common Stock and the issuance of 4,474,489 and 4,500,000 shares of New Common Stock (see Note 13 to the consolidated financial statements), respectively, the elimination of the accumulated deficit and accumulated comprehensive loss and the resulting additional paid in capital, pursuant to the Plan (see Note 2 to the consolidated financial statements). Common shareholders' equity at November 30, 1999 and 1998 includes net proceeds of $67,724 from the Company's 1998 common stock offering and $20,000 of common stock warrants issued in connection with the RPS Division acquisition.
(F) EBITDA represents profit (loss) from continuing operations before income taxes and extraordinary loss, net interest expense, depreciation and amortization, merger and acquisition costs and other unusual items, reorganization costs and minority interest. Management uses EBITDA as a financial indicator of the Company's ability to service debt, although the precise definition of EBITDA is subject to variation among companies. EBITDA should not be construed as an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of the Company's operating performance or as a measure of liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information on the Company's results of operations and liquidity and capital resources. For additional information concerning the Company's historical cash flows, see the consolidated statement of cash flows included elsewhere herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   (Dollar amounts are stated in thousands except for share or per share data and where specifically otherwise designated.)

General

   The Company emerged from its Chapter 11 proceeding and adopted "fresh start accounting" as of October 31, 2000 (see Note 2 to the consolidated financial statements). Therefore, the Company's financial statements after this date reflect a new reporting entity (the "Successor Company") and are not directly comparable to the financial statements of prior periods. The principal comparative differences between the twelve month periods ended November 30, 2001 and 2000 relate to the impact of the changes to the Company's capital structure, changes in indebtedness, and the revaluation of the Company's assets and liabilities to reflect the reorganization value at the Effective Date. The changes primarily affect depreciation and amortization expense and interest expense in the Company's results of operations after the Effective Date. However, for the purposes of comparative analysis, the following discussion of the operating results of the Company compares the operating results of the Successor Company for the fiscal year ended November 30, 2001 with the combined operating results of the Predecessor Company and the Successor Company for the twelve month period ended November 30, 2000. The operations (net sales, gross margin, and selling, general and administrative expenses) of the Predecessor and Successor Companies were substantially similar and the comparison of those items is meaningful to the understanding of the business. Management does not consider a comparison of the twelve month period ended November 30, 2001 to the eleven month period ended October 31, 2000 to be meaningful, nor is a discussion of the results of operations for the one month period ended November 30, 2000. While in recent years the Company's sales have not been subject to seasonal fluctuations, there can be significant month to month fluctuations.

Results of Operations

   Net sales decreased 5.5% in 2001 to $494,003, compared to $522,979 in 2000. Sales for North America, excluding domestic export sales, were $132,079 in 2001 compared to $164,960 in 2000. International sales, including domestic export sales, were $361,924 in 2001 compared to $358,019 in 2000. Approximately $12,415 of the decrease in net sales in 2001 versus 2000 is the result of the impact of exchange rate fluctuations, primarily the weakening of the Euro. The decrease in North American sales can be attributed to the continued reorganization of major oil companies and their associated reductions in capital spending. The instability of wholesale gasoline prices has created uncertainty in the retail petroleum industry, which also contributes to this trend.

   Net sales decreased 24.6% in 2000 to $522,979, compared to $693,932 in 1999. Sales for North America, excluding domestic export sales, were $164,960 in 2000 compared to $219,369 in 1999. International sales, including domestic export sales, were $358,019 in 2000 compared to $474,563 in 1999. Approximately $48,531 of the decrease in net sales in 2000 versus 1999 was the result of the impact of exchange rate fluctuations, primarily the weakening of the Euro. Also, the 1999 consolidation among major oil companies resulted in a substantial slowdown in market conditions and a reduction in their purchases of the Company's products. Finally, sales of POS equipment in 1999 were unusually high due to conversions for Y2K compliance.

   International sales by foreign subsidiaries and exports from the U.S. totaled approximately 73%, 68%, and 68%, of consolidated net sales in 2001, 2000, and 1999, respectively.

   Gross margin as a percentage of sales (defined as net sales less cost of sales, divided by net sales) was 20.9% in 2001, compared to 22.3% in 2000. This decrease is primarily attributable to the aforementioned reduction in sales volumes, as the associated fixed manufacturing costs comprise a greater percentage of cost of sales.

   Gross margin as a percentage of sales was 22.3% in 2000 compared to 23.3% in 1999. The decrease in gross margin for 2000 was attributable to the reduction in sales of higher margin POS equipment mentioned above and an increased level of service contract sales, which typically carry lower margins than dispenser and POS sales.

   Selling, general, and administrative expense ("SG&A") decreased to $83,622 in 2001 from $92,996 in 2000 as a result of cost reduction strategies implemented by the Company in reaction to market trends. This decrease is a result of successful efforts to address the Company's cost issues, as well as increases in productivity. As a percentage of net sales, SG&A was 16.9% in 2001 compared to 17.8% in 2000.

   Selling, general, and administrative expense decreased to $92,996 in 2000 from $105,349 in 1999 as a result of cost reduction strategies implemented by the Company to mitigate the impact of the sales decline and cost reductions implemented following the acquisition of the RPS Division. As a percentage of net sales, SG&A was 17.8% in 2000 compared to 15.2% in 1999.

   Depreciation and amortization expense increased in 2001 to $34,023 from $25,446 in 2000. For the reasons previously stated, depreciation and amortization expense for 2001 is not directly comparable to 2000. The increase is primarily attributable to increased amortization expense for reorganization value in excess of amounts allocable to identifiable assets.

   Depreciation and amortization expense decreased slightly in 2000 to $25,446 from $25,869 in 1999. This decrease is due primarily to the closure of plants and sales of assets as part of a manufacturing reorganization. For the reasons previously stated, depreciation and amortization expense for 2000 is not directly comparable to 1999. Depreciation and amortization expense for the one month period ended November 30, 2000 was $3,086, as compared to a monthly average of $2,033 for the eleven month period ended October 31, 2000.

   Merger and acquisition costs and other unusual items for 2001 were $5,255, compared to $18,358 in 2000. This decrease relates primarily to litigation settlement payment obligations incurred relating to the MSI and Gilbarco agreements in 2000 in the amount of $9,729. No such costs were incurred in 2001. The Company also incurred non-capitalizable costs related to the post-confirmation credit agreement during 2000 for approximately $1,885. The net other costs associated with the restructuring plan, including severance related to involuntary terminations, warranty and product-related costs and lease cancellation and facility costs decreased in 2001 by approximately $1,489. (See Note 5 to the consolidated financial statements.)

   Merger and acquisition costs and other unusual items for 2000 were $18,358, compared to $14,895 in 1999. This increase was primarily attributable to the recording of the payment obligations pursuant to the MSI settlement, as discussed below in Liquidity and Capital Resources.

   Net interest expense for 2001 decreased to $37,363 from $53,961 in 2000. The decrease was the result of reduced debt levels related to the implementation of the Plan. For the reasons previously stated, net interest expense for 2001 is not directly comparable to 2000. Net interest expense for the one month period ended November 30, 2000 was $2,921, as compared to a monthly average of $4,640 for the eleven month period ended October 31, 2000.

   Net interest expense for 2000 increased to $53,961 from $51,450 in 1999. The increase was the result of increased borrowings at higher interest rates and increased amortization of fees associated with amending the Company's credit agreements. For the reasons previously stated, net interest expense for 2000 is not directly comparable to 1999.

   The Company recorded a net foreign currency exchange gain of $1,053 in 2001 compared to $290 in 2000. Foreign currency gains were reported from the completion of restructuring accruals.

   The Company recorded a net foreign currency exchange gain of $290 in 2000 compared to a net foreign currency exchange loss of $2,148 in 1999. The primary reason for this gain was more effective management of the Company's exposure to fluctuations in the Euro and other foreign currency exchange rates relative to the dollar.

   The Company recorded reorganization costs totaling $262,045 in 2000 directly relating to its Chapter 11 proceeding. Legal and professional fees amounted to $13,319 and bank fees relating to the post-petition credit agreement were $1,515. In addition, the Company recorded fresh start accounting adjustments totaling $247,211. The major components of the fresh start accounting adjustments were $249,089 to write off goodwill, primarily related to the RPS and Sofitam acquisitions and $5,510 to increase pension, postretirement benefits and other liabilities. These costs were reduced by a $7,388 write up of property, plant and equipment and inventory values at October 31, 2000.

   Income tax expense for 2001 was $1,295 compared to expense of $61 in 2000 and a benefit of $104 in 1999. Profitable subsidiaries, primarily in Europe, accounted for this expense in 2001.

   In 2000, as a result of the Chapter 11 proceeding, the Company recorded an extraordinary gain of $246,294, being the discharge of senior and junior subordinated notes, related accrued interest and certain other impaired claims against the Company.

   In 1999, the Company incurred an extraordinary loss of $6,249 related to the redemption of $192,500 of Senior Notes and Senior Subordinated Seller Notes. See further discussion under "Liquidity and Capital Resources."

   Because of the substantial changes to the capital structure of the Company resulting from the Chapter 11 proceeding, profit and loss per common share was not calculated for the year ending November 30, 2000. Thus, a comparison of profit and loss per common share for the years ended November 30, 2001, 2000 and 1999 is not meaningful.

   On January 1, 1999, certain member countries of the European Union established fixed conversion rates between their existing currencies and the European Union's common currency, the Euro. The Company conducts business in member countries. The transition period for the introduction of the Euro is from January 1, 1999 to June 30, 2002. The Company is continuing to address the issues involved with the introduction of the Euro. The more important issues facing the Company include: converting information technology systems, reassessing currency exchange rate risk, negotiating and amending licensing agreements and contracts, product pricing, and processing tax and accounting records. Conversion to the Euro has reduced the Company's intra-European exposure to changes in foreign currency exchange rates.

   Based upon the Company's plans and progress to date, the Company believes that use of the Euro will not have a significant impact on the manner in which it conducts its business affairs and processes its business and accounting records. However, there can be no certainty that such plans will be implemented successfully or that external factors will not have an adverse effect on the Company's operations. Any costs of compliance associated with the adoption of the Euro have been expensed as incurred and the Company does not expect that any future costs will be material to its financial condition, results of operations or cash flows.

   Inflation has not had a significant impact on the Company's results of operations.

   The Company is a party to various legal matters, and its operations are subject to federal, state, and local environmental laws and regulations. For further details, see Note 21 to the consolidated financial statements, "Contingent Liabilities."

Liquidity and Capital Resources

   The Company exited from bankruptcy in October 2000. The debt and equity structure of the Successor Company was based upon a strategic plan. A major assumption of this strategic plan was that the depressed United States market in which the Predecessor Company had been operating in recent years would return to prior growth levels. This assumption in the plan has not been realized. In fact, the United States has continued to experience declines in the overall market.

   The results that have been achieved demonstrated to the Company that a restructuring of its capital structure is necessary. Toward this end, the Company initiated discussions with its lenders regarding potential restructuring options. Though these discussions have not yet resulted in an arrangement, the Company and its lenders are continuing to explore alternatives. The Company is also exploring refinancing and other strategic alternatives. The Company does not believe that this process will impact its day-to-day operations. While the Company believes that a transaction may be possible, there can be no assurance that a transaction will be achieved.

   As more fully discussed in Note 7 to the consolidated financial statements, "Notes Payable, Bank Credit Agreement," the Company violated certain covenants during the year ended November 30, 2001. The Company obtained waivers from the bank group related to these violations.

   The Company's financial statements for the year ended November 30, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Net sales have declined for three consecutive years and the Company has incurred a net loss for the year ended November 30, 2001 of $56,754. In addition, the Company has a negative working capital as of November 30, 2001 of $215,139 as a result of the classification of the outstanding bank debt as current. Further, the Company expects to incur additional net losses in fiscal 2002. Management believes the Company has sufficient resources to maintain its operations until at least November 30, 2002. However, without restructuring of the credit facility or other changes in the Company's operations, estimated cash availability will not be sufficient to fund the scheduled principal and interest payment on the Special Loan due November 30, 2002. Also, with the Company's recent history of declining sales and operating losses and forecasted future losses, the Company may not be able to attract equity capital in the public markets to strengthen its financial condition. Given these conditions, there can also be no assurances that the Company will meet its financial loan covenants in the future or that the bank group will not exercise its rights within the loan agreement to accelerate maturities on substantially all of the Company's debt. These matters raise substantial doubt about the Company's ability to continue as a going concern.

   Since joining the Company in September 2001, the new Chief Executive Officer, along with the rest of the Company's management team, has developed a broad strategic and operational plan that is expected to improve operating results for fiscal 2002 and beyond. The plan refocuses Tokheim's sales efforts on growth through different channels and geographic segments, use of recent technology developments for creation of successful products, global integration of engineering and software development activities to reduce redundancy and reduction of excess physical capacity. The plan includes the following major initiatives:

  . Aggressively seek to penetrate new high growth geographical markets, specifically Asia and Latin America;

  . Increase market share from major oil companies by attracting business through new customers (such as the acceptance by Shell Oil Company of the Company's tender offer in January 2002);

  .  Increase market share of sales to hypermarkets; and

  . Reduce costs through standardization of product offerings worldwide and globalization of purchasing.

   To achieve these goals, the plan encompasses a shift from a geographical focus to a product line focus. The new organization divides the Company's worldwide product portfolio into three distinct business units: the Sales and Service Unit, the Forecourt Products Business Unit and the Systems Business Unit. Each business unit will focus on a specific product line on a global scale allowing use of technologies and components across marketplaces and elimination of redundant designs. The Sales and Service Unit will allow the Company to allocate the necessary resources to improving customer service and selling processes, which is expected to increase market share. The Forecourt Products Business unit will focus on reducing costs through the creation of global components and continuous improvement in the production area. The Systems Business Unit will ensure that research and development efforts for dispensers and software are maximized by eliminating duplication of work. The Company believes that these operating improvements will facilitate its ability to achieve a significant portion of planned cost savings, while increasing revenues.

   Execution of this plan since November 30, 2001 is evidenced by acceptance of Tokheim's tender offer by Shell Oil Company United States and the announcement of the closure of certain facilities.

   Tokheim is also strategically positioned through its international hypermarket experience to offer products for this emerging market in the United States.

   The Company believes that cash generated by the successful implementation of its operating plan coupled with a negotiated restructuring of its capital structure will provide sufficient funds to meet its near term cash needs. There can be no assurance, however, that the Company will achieve planned operating results or obtain the requisite capital restructuring, which will enable it to meet its obligations through November 30, 2002.

   Cash used in operations for 2001 was $7,022 compared to $17,464 in 2000. This decrease is primarily attributable to a significant decrease in the net loss for the period, to $56,754 in 2001 from $88,963 in 2000. The primary sources of cash in 2001 were increases in accounts payable and accrued expenses of $6,318 and $4,610, respectively. In 2001, $17,550 of the $37,650, or 46.6%, of gross interest expense was attributable to payment in kind interest, with no cash impact. In contrast, payment in kind interest accounted for only $5,997 of the $54,452, or 11.0%, of gross interest expense in 2000.

   Cash used in operations for 2000 was $17,464 compared to $13,726 in 1999. The primary uses of cash in 2000 were the payment of approximately $8,900 for professional and bank fees in relation to the Chapter 11 proceeding, approximately $13,800 of restructuring expenses incurred as part of the integration and rationalization of the RPS Division, and $34,791 for interest payments. Cash flow was improved by a reduction of $42,877 in accounts receivable and $8,021 in inventories, both mainly due to the reduction in sales revenues and the Company's continued focus on control of working capital. Accounts payable decreased by $17,956 from the unusually high level of 1999.

   The Company's capital expenditures amounted to $9,654 in 2001, $9,108 in 2000 and $17,909 in 1999. The increase in 2001 derives from capitalization of leases relating to the replacement of service vehicles throughout Europe. The reduction in 2000 reflects a decrease in investments to maintenance levels due to the Company's cash position prior to the Chapter 11 restructuring. At November 30, 2001 and 2000, no significant contractual commitments existed for future capital expenditures. The Company expects to commit approximately $11,700 for capital expenditures during 2002.

The Reorganization and New Credit Agreement

   The Company's Plan became effective as of October 20, 2000. Under the Plan:

  . the holders of $190,438 of senior subordinated notes and other unsecured creditors were eligible to receive 4,410,000 shares of New Common Stock representing 88% of the equity value of the Successor Company;

  . the holders of $49,195 of junior subordinated notes received 90,000 shares of New Common Stock representing 2% of the equity value of the reorganized Company, as well as Series B Warrants to acquire 555,556 shares of New Common Stock at an exercise price of $30.00 per share; and

  . members of the bank group received Series A Warrants to acquire 678,334 shares of New Common Stock at an exercise price of $0.01 per share and Series A Preferred Stock with a liquidation preference of $100 and dividends at an annual rate of 16%.

   The Company also entered into the New Credit Agreement as of the Effective Date. A portion of the proceeds from these facilities was used to repay all outstanding borrowings under the Company's bank loans existing as of the Effective Date. The New Credit Agreement, with amounts outstanding of $279,127 and $246,999 at November 30, 2001 and 2000, respectively, consists of:

  . Tranche A Term Loan in the amounts of $33,087 and $36,540 at November 30, 2001 and 2000, respectively, due in September 2005;

  . Tranche B Term Loan in the amounts of $100,668 and $100,637 at November 30, 2001 and 2000, respectively, due in September 2005;

  . Special Loan in the amounts of $119,372 and $101,822 at November 30, 2001 and 2000, respectively, including payment-in-kind interest, payable in four annual installments of $25,000 plus accrued interest thereon, commencing in November 2002; and

  . Revolving credit facility in an amended amount of $35,831 at November 31, 2001 from an original amount of $47,765 at November 30, 2000 due in September 2005, of which $26,000 and $8,000 was outstanding at November 30, 2001 and 2000, respectively. The Company also has outstanding letters of credit at November 30, 2001 and 2000 of $2,002 and $534, respectively.

   Interest rates on the New Credit Agreement are as follows:

  . the Tranche A and Tranche B Term Loans bear interest based upon (at the Company's option) (i) the Base Rate (defined as the higher of (a) the prime rate and (b) the federal funds rate plus 0.5%) plus 3.5% in the case of U.S. dollar denominated loans or (ii) the Eurodollar Rate (Reserve Adjusted) (as defined in the New Credit Agreement) plus 5% in the case of Euro denominated loans;

  . the Special Loan bears interest at the rate of 16%, which is capitalized as part of the principal balance in lieu of being paid in cash;

  . the revolving credit facility bears interest based upon (at the Company's option) (i) the Base Rate (defined as the higher of (a) the prime rate and
     (b) the federal funds rate plus 0.5%) plus 2.5% in the case of U.S. dollar denominated loans or (ii) the Eurodollar Rate (Reserve Adjusted) (as defined in the New Credit Agreement) plus 4% in the case of Euro denominated loans.

   The valuation for new warrants issued pursuant to the Plan was determined by the Company with the assistance of financial advisors. The Series A Warrants were valued at $6,777 and were recorded as warrants in shareholders' equity and as debt discount, which is being amortized over the life of the New Credit Agreement. The Series B Warrants and the Series C Warrants were valued at $1,422 and recorded as warrants in shareholders' equity as part of the reorganization.

   On March 14, 2001, the Company amended its New Credit Agreement. Among the items amended were the distribution of the facility between the Tranche A and Tranche B term loans to reflect new balances of $36,509 and $100,668, respectively, and adjustments to covenant levels.

   At May 31, 2001, the Company was in violation of two of its financial covenants under the New Credit Agreement. The bank group permanently waived this violation and modified, or suspended, the requirement for compliance with certain financial covenants relating to the remainder of fiscal 2001 and the first three quarters of fiscal 2002. The Company agreed to reduce the total availability under the revolving credit facility from $47,765 to $35,000, with the ability to increase by meeting certain future financial criteria.

   On October 31, 2001 and February 8, 2002, the Company amended its New Credit Agreement to allow additional investment by the Company in its subsidiary in the United Kingdom and investment by the Company's wholly-owned subsidiary, Tokheim South Africa (Pty) Ltd. in a joint venture.

   As of November 30, 2001 and at February 28, 2002, the Company was in violation of certain covenants under the New Credit Agreement as amended. Effective February 28, 2002, the Company entered into a Fifth Amendment Waiver and Consent. The bank group waived the November 30, 2001 violations and waived through April 15, 2002 the minimum EBITDA requirements for the quarter ended February 28, 2002 and the requirement to file the annual audit report. In addition, a change in the distribution of mandatory prepayments between Tranche A and Tranche B term loans was included.
   The April 15, 2002 deadline was subsequently extended to June 15, 2002, as part of a new waiver entered into with the bank group. As part of this new waiver the Company is required to execute with the bank group by May 22, 2002 a binding term sheet that sets forth the material terms of a plan of recapitalization and restructuring of the Company's balance sheet.
   While the Company is in compliance with the adjusted covenants, its ability to remain in compliance in the future may be affected by events beyond its control. Therefore, there can be no assurance that the Company will satisfy such financial covenants or that it will be able to obtain amendments or waivers to the New Credit Agreement, if necessary, to avoid default in the future. In the event of default, the lenders could elect to declare all amounts borrowed under the New Credit Agreement to be due and payable immediately.

   Under the terms of the RPS Division purchase agreement, the Company is to reimburse Schlumberger for cash (net of adjustments) that remained in the RPS Division on the effective date of the acquisition of the RPS Division, which amounted to $6,507. The Company has filed a claim against Schlumberger for breaches of certain representations and warranties that were made in the purchase agreement related to the acquisition of the RPS Division. The amount of the claim exceeds the cash due to Schlumberger. (See Note 21 to the consolidated financial statements.)

   As part of the purchase price of the RPS Division, the Company provided for certain costs it expected to incur to close down redundant operations in connection with the reorganization and rationalization of the RPS Division's operations. The Company incurred $932 of such expenditures in 2001 and $3,164 in 2000. These amounts do not include costs associated with the consolidation of previously existing Tokheim subsidiaries, which will be expensed as incurred, nor do these costs benefit future periods. For additional information, see Note 4 to the consolidated financial statements, "Restructuring Charges."

   As part of the MSI acquisition, the Company was obligated to make contingent payments of up to $13,200 through 2000 based on MSI's performance. The Company was not required to and did not make any performance payments under the purchase agreement. The former stockholders of MSI commenced arbitration proceedings against the Company, which were settled in conjunction with the Chapter 11 proceeding.

Critical Accounting Policies

   Tokheim's discussion and analysis of its financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Tokheim to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Tokheim evaluates its estimates, including those related to allowances for doubtful accounts, inventories, recoverability of long-lived assets, intangible assets, income taxes, warranty obligations, pensions and other postretirement benefits, and contingencies in litigation. Tokheim bases its estimates on historical experiences and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily ascertainable from other sources. Actual results may differ from these estimates under different assumptions or conditions.

   Tokheim believes that the following critical accounting policies affect its more significant judgements and estimates used in the preparation of its consolidated financial statements.

   Allowance for doubtful accounts--Tokheim maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Tokheim's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

   Inventory valuation--Tokheim writes down its inventory for estimated obsolescence or unmarketability in an amount equal to the difference between the cost of inventory and the estimated market value based upon the assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

   Recoverability of long-lived assets--Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company deems an asset to be impaired if a forecast of undiscounted cash flows directly related to the asset, including disposal value, if any, is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds fair value. Considerable management judgement is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

   Product warranty costs--Tokheim provides for the estimated cost of product warranties at the time revenue is recognized. While Tokheim engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, Tokheim's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from Tokheim's estimates, revisions to the estimated warranty liability would be required.

   Deferred taxes--Tokheim records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Tokheim has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that the amount of future taxable income differs significantly from the estimate, the adjustment to the valuation allowance will be charged or credited to tax expense in the period in which such determination is made.

   Intangible assets--The Company has significant intangible assets related to reorganization value in excess of amounts allocable to identifiable assets, capitalized software, deferred debt issuance costs and patents and trademarks. The determination of related estimated useful lives and assessment of impairment status involves significant judgements. Changes in strategy and/or market conditions could significantly impact these judgements and require adjustments to recorded asset balances. These assets are currently reviewed for impairment whenever events of changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

   The Financial Accounting Standards Board ("FASB") issued SFAS No. 141 and No. 142 in June 2001. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. The Company adopted SFAS No. 141 during 2001, with no impact to the consolidated financial statements. The Company plans to adopt SFAS No. 142 during fiscal 2002. At such time, it is expected that amortization associated with reorganization value in excess of amounts attributable to identifiable assets will cease and a reduction in the asset balance is probable. During fiscal 2001, amortization related to reorganization value in excess of amounts allocable to identifiable assets totaled approximately $16,276. The magnitude of the potential asset impairment cannot be determined at this time.

   Pensions and other postretirement benefits--The Company has significant pension and postretirement benefit costs and credits that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected returns on plan assets. The Company is required to consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the related pension and postretirement benefit costs or credits may occur in the future, in addition to changes resulting from fluctuations in the Company's related headcount due to changes in the assumptions.

   Contingencies in litigation--Tokheim is currently involved in certain legal proceedings. As discussed in Note 21 to the consolidated financial statements, "Contingent Liabilities," the Company has accrued its best estimate of the probable costs for resolution of these claims. This estimate has been developed in consultation with outside counsel handling Tokheim's defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The Company does not believe that these proceedings will have a material adverse effect on the its consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in underlying assumptions or effectiveness of the Company's strategies related to these proceedings.

The Future

   The amended New Credit Agreement requires the Company to meet certain consolidated financial tests, including minimum levels of EBITDA and fixed charge coverage ratio (both as defined in the New Credit Agreement) and maximum levels of capital expenditures. The New Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, payment of dividends, transactions with affiliates, asset sales, acquisitions, investments, mergers and consolidations, prepayments and amendments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

   The Company's ability to meet financial ratios and tests in the future may be affected by events beyond its control. There can be no guarantee that the Company will be able to comply with such covenants or meet such financial ratios and tests or that it will be able to obtain future amendments or waivers to the New Credit Agreement, if necessary, to avoid a default. In the event of a default, the lenders could elect to declare all amounts borrowed under the New Credit Agreement to be due and payable immediately.

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

   The Company is subject to variability in foreign exchange rates primarily in its European and African operations. Exposure to this variability is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. The Company, from time to time, enters into currency exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions. Tokheim's subsidiary, Tokheim-Italia s.r.l., has entered into interest rate swap agreements to protect exposures to interest rate fluctuations (see Note 22 to the consolidated financial statements, "Derivative Instruments," for more information). The Company had no other material outstanding agreements of this nature at November 30, 2001. The sensitivity of earnings and cash flows to variations in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company's overall currency rate exposure at November 30, 2001, movements in currency rates could materially impact the results of operations and financial position of the Company.

   A significant portion of the Company's debt has been borrowed under variable rate arrangements. A 1% change in interest rates on this debt as of November 30, 2001 would impact annual interest expense by approximately $1,600.

Item 8.  Financial Statements and Supplementary Data

                      CONSOLIDATED STATEMENT OF EARNINGS
                 (Amounts in thousands except data per share)

                                                                          Successor Company       Predecessor Company
                                                                      ------------------------  -----------------------
                                                                                   Period from  Period from
                                                                                    November 1  December 1,
                                                                       Year ended       to        1999 to    Year ended
                                                                      November 30, November 30, October 31, November 30,
                                                                          2001         2000        2000         1999
                                                                      ------------ ------------ ----------- ------------
Net sales............................................................   $494,003     $54,648     $ 468,331    $693,932
Cost of sales, exclusive of items listed below.......................    390,707      38,766       367,528     532,089
Selling, general, and administrative expenses........................     83,622       7,181        85,815     105,349
Depreciation and amortization........................................     34,023       3,086        22,360      25,869
Merger and acquisition costs and other unusual items.................      5,255       1,784        16,574      14,895
                                                                        --------     -------     ---------    --------
Operating profit (loss)..............................................    (19,604)      3,831       (23,946)     15,730
Interest expense, net of interest income of $287, $48, $443, $743,
 respectively........................................................     37,363       2,921        51,040      51,450
Foreign currency (gain) loss.........................................     (1,053)       (194)          (96)      2,148
Minority interest in subsidiaries....................................         87          25            44          88
Other (income) expense, net..........................................       (542)        247          (951)     (1,315)
                                                                        --------     -------     ---------    --------
Profit (loss) before reorganization costs, income taxes and
 extraordinary items.................................................    (55,459)        832       (73,983)    (36,641)
Reorganization costs.................................................         --          --       262,045          --
                                                                        --------     -------     ---------    --------
Profit (loss) before income taxes and extraordinary items............    (55,459)        832      (336,028)    (36,641)
Income taxes.........................................................      1,295         288          (227)       (104)
                                                                        --------     -------     ---------    --------
Profit (loss) before extraordinary items.............................    (56,754)        544      (335,801)    (36,537)
Extraordinary loss on debt extinguishment............................         --          --            --      (6,249)
Extraordinary gain on discharge of debt, accrued interest and certain
 other impaired claims...............................................         --          --       246,294          --
                                                                        --------     -------     ---------    --------
Net profit (loss)....................................................    (56,754)        544       (89,507)    (42,786)
Preferred stock dividends ($1.94 per share)..........................     (1,495)       (120)       (1,403)     (1,515)
                                                                        --------     -------     ---------    --------
Profit (loss) applicable to common stock.............................   $(58,249)    $   424     $ (90,910)   $(44,301)
                                                                        ========     =======     =========    ========
Profit (loss) per common share:
   Basic
      Before extraordinary items.....................................   $ (12.96)    $  0.09             *    $  (3.01)
      Extraordinary loss on debt extinguishment......................         --          --             *       (0.49)
                                                                        --------     -------     ---------    --------
      Net profit (loss)..............................................   $ (12.96)    $  0.09             *    $  (3.50)
                                                                        ========     =======     =========    ========
      Weighted average shares outstanding............................      4,494       4,500             *      12,668
                                                                        ========     =======     =========    ========
   Diluted
      Before extraordinary items.....................................   $ (12.96)    $  0.08             *    $  (3.01)
      Extraordinary loss on debt extinguishment......................         --          --             *       (0.49)
                                                                        --------     -------     ---------    --------
      Net profit (loss)..............................................   $ (12.96)    $  0.08             *    $  (3.50)
                                                                        ========     =======     =========    ========
      Weighted average shares outstanding............................      4,494       5,178             *      12,668
                                                                        ========     =======     =========    ========

--------
* Earnings per share is not presented for the eleven months ended October 31, 2000 because such presentation would not be meaningful. The Old Common Stock was cancelled and the New Common Stock was issued pursuant to the Plan of Reorganization.


   The accompanying notes are an integral part of the financial statements.

                          CONSOLIDATED BALANCE SHEET
                 Amounts in thousands except dollars per share

                                                                                                    Successor Company
                                                                                           ----------------------------------
                                                                                           November 30, 2001 November 30, 2000
                                                                                           ----------------- -----------------
Assets
Current assets:
   Cash and cash equivalents..............................................................     $ 14,132          $  8,946
   Accounts receivable, less allowance for doubtful accounts of $6,190 and $5,178,
    respectively..........................................................................      121,195           110,820
   Inventories:
      Raw materials, service parts and supplies...........................................       55,577            57,498
      Work in process.....................................................................        5,591            12,497
      Finished goods......................................................................       15,918             8,485
                                                                                               --------          --------
                                                                                                 77,086            78,480
   Other current assets...................................................................       13,862             9,767
                                                                                               --------          --------
      Total current assets................................................................      226,275           208,013
Property, plant and equipment.............................................................
   Land and land improvements.............................................................        5,166             5,536
   Buildings and building improvements....................................................       22,631            23,950
   Machinery and equipment................................................................       45,611            37,355
   Construction in progress...............................................................        1,940             5,493
                                                                                               --------          --------
                                                                                                 75,348            72,334
Less: accumulated depreciation............................................................       13,281               310
                                                                                               --------          --------
                                                                                                 62,067            72,024
Reorganization value in excess of amounts allocable to identifiable assets, net of
  accumulated amortization of $17,632 and $1,356, respectively............................      145,125           161,401
Other intangible assets, net..............................................................       17,367             9,496
Other non-current assets..................................................................        7,235            10,927
                                                                                               --------          --------
      Total assets........................................................................     $458,069          $461,861
                                                                                               ========          ========
Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of other long term debt.............................................     $  2,984          $  2,512
   Cash overdrafts........................................................................       17,543            12,061
   Accounts payable.......................................................................       68,697            61,609
   Accrued expenses.......................................................................       78,424            72,608
   Current maturities of notes payable, bank credit agreement.............................      273,766                --
                                                                                               --------          --------
      Total current liabilities...........................................................      441,414           148,790
Notes payable, bank credit agreement......................................................           --           240,238
Other long term debt, less current maturities.............................................        2,925             2,988
Post-retirement benefit liability.........................................................       18,271            18,880
Other long-term liabilities...............................................................        2,049             1,164
                                                                                               --------          --------
                                                                                                464,659           412,060
Commitments and contingencies.............................................................
Redeemable convertible preferred stock (liquidation value of $25 per share), 1,700 shares
  authorized, 960 shares issued...........................................................       18,320            12,619
Treasury stock, at cost, 199 and 184 shares, respectively.................................       (4,974)           (2,494)
New preferred stock, at liquidation preference of $10 per share, 10 authorized and issued.          100               100
                                                                                               --------          --------
      Total preferred equity..............................................................       13,446            10,225
New common stock, no par value; 30,000 shares authorized, 4,128 and 0 issued, respectively        4,500             4,500
New common stock warrants.................................................................        8,199             8,199
Accumulated comprehensive loss............................................................       (1,986)             (623)
Retained earnings (accumulated deficit)...................................................      (57,825)              424
Additional paid in capital................................................................       27,076            27,076
                                                                                               --------          --------
      Total shareholders' equity (deficit)................................................      (20,036)           39,576
                                                                                               --------          --------
      Total liabilities and shareholders' equity..........................................     $458,069          $461,861
                                                                                               ========          ========

   The accompanying notes are an integral part of the financial statements.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Amounts in thousands)

                                                                Successor Company                 Predecessor Company
                                                       ----------------------------------  ---------------------------------
                                                             Year        November 1, 2000  December 1, 1999       Year
                                                             ended              To                to              ended
                                                       November 30, 2001 November 30, 2000 October 31, 2000 November 30, 1999
                                                       ----------------- ----------------- ---------------- -----------------
Cash flows from operating activities:
   Net profit (loss)..................................     $(56,754)         $    544         $ (89,507)        $ (42,786)
   Adjustments to reconcile net profit (loss) to net
    cash provided from (used in) operating
    activities:
   Reorganization items:
      Write-off goodwill..............................           --                --           249,089                --
      Revaluation of assets and liabilities, net......           --                --            (1,878)               --
   Extraordinary gain on discharge of debt, related
    accrued interest and other impaired claims........           --                --          (246,294)               --
   Payment in kind interest...........................       17,550             1,822             4,175             5,020
   Extraordinary loss on debt extinguishment..........           --                --                --             6,249
   Depreciation and amortization......................       34,023             3,086            22,360            28,739
   (Gain) loss on sale of property and equipment......         (829)             (234)               16            (1,253)
   Deferred income taxes..............................          547                 6                 4               (28)
   Changes in assets and liabilities:
   Receivables, net...................................       (8,588)          (14,221)           57,098           (11,935)
   Inventories........................................        1,907             3,699             4,322            21,473
   Other current assets...............................       (3,905)            3,403              (184)            4,922
   Accounts payable...................................        6,318             4,433           (22,389)           (3,570)
   Accrued expenses...................................        4,610            (1,277)           (4,568)          (14,404)
   Other current assets...............................       (2,713)             (568)           13,251            (4,348)
   Other..............................................          812                25            (3,677)           (1,805)
                                                           --------          --------         ---------         ---------
         Net cash provided from (used in)
          operating activities........................       (7,022)              718           (18,182)          (13,726)
                                                           --------          --------         ---------         ---------
Cash flows from investing activities:
   Property, plant, and equipment additions...........       (9,654)           (1,799)           (7,309)          (17,909)
   Proceeds from the sale of property, plant, and
    equipment.........................................        3,320                72             1,115             5,315
                                                           --------          --------         ---------         ---------
   Net cash used in investing activities..............       (6,334)           (1,727)           (6,194)          (12,594)
                                                           --------          --------         ---------         ---------
Cash flows from financing activities:
   Redemption of senior notes.........................           --                --                --           (22,500)
   Proceeds from 11.375% senior subordinated notes....           --                --                --           209,647
   Redemption of seller senior subordinated notes.....           --                --                --          (170,000)
   Increase (decrease) in other debt..................          313               449            13,560             8,060
   Net increase (decrease) in notes payable banks.....       15,977                --                --            22,139
   Net increase (decrease) in cash overdraft..........        5,221               633            (1,262)           (1,132)
   Debt issuance costs................................           --                --            (1,758)          (13,102)
   Issuance of new Special Loans......................           --                --           100,000                --
   Issuance of Term Debt A............................           --                --            36,608                --
   Issuance of Term Debt B............................           --                --           100,668                --
   Issuance of new Revolver Debt......................           --                --             8,000                --
   Refinance in notes payable, bank credit agreement..           --                --          (228,729)               --
   Decrease in guaranteed ESOP........................           --                --            (1,395)               --
   Refinance of guaranteed ESOP.......................           --                --            (2,956)               --
   Proceeds from the issuance of old common stock.....           --                --                --                22
   Premiums paid on debt extinguishment...............           --                --                --              (555)
   Preferred stock dividends..........................       (1,495)             (120)           (1,403)           (1,515)
   Other..............................................       (1,426)             (983)           (2,056)              163
                                                           --------          --------         ---------         ---------
         Net cash provided from (used in)
          financing activities........................       18,590               (21)           19,277            31,227
                                                           --------          --------         ---------         ---------
Effect of translation adjustments on cash.............          (48)           (1,965)            2,603           (17,271)
   Increase (decrease) in cash and cash equivalents...        5,186            (2,995)           (2,496)          (12,364)
Cash and cash equivalents:
   Beginning of year..................................        8,946            11,941            14,437            26,801
                                                           --------          --------         ---------         ---------
   End of year........................................     $ 14,132          $  8,946         $  11,941         $  14,437
                                                           ========          ========         =========         =========

   The accompanying notes are an integral part of the financial statements.

                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

 For the year ended November 30, 2001, the one month period ended November 30,
    2000, the eleven month period ended October 31, 2000 and the year ended
                   November 30, 1999 (Amounts in thousands)

                                                                           Retained    Accumulated
                                         Common Stock         Additional   Earnings       Other       Total Common
                                 ---------------------------   Paid-In   (Accumulated Comprehensive  Shareholder's
                                  Issued   Treasury Warrants    Capitl     Deficit)       Loss      Equity (Deficit)
                                 --------  -------- --------  ---------- ------------ ------------- ----------------
PREDECESSOR COMPANY
Balance at November 30, 1998.... $ 90,354   $(695)  $ 20,000   $    --     $(19,295)    $(25,733)       $ 64,631
   Net loss.....................                                            (42,786)                     (42,786)
   Changes in other
    comprehensive income
    (loss)......................
      Minimum pension
       obligation
       adjustments..............                                                           3,135           3,135
      Foreign currency
       translation..............                                                         (46,479)        (46,479)
   Stock options exercised......       21                                                                     21
   Treasury stock transactions..              164                                                            164
   Preferred stock dividends....                                             (1,516)                      (1,516)
                                 --------   -----   --------   -------     --------     --------        --------
Balance at November 30, 1999....   90,375    (531)    20,000        --      (63,597)     (69,077)        (22,830)
   Net loss.....................                                            (89,507)                     (89,507)
   Changes in other
    comprehensive income
    (loss) Foreign currency
    translation adjustments.....                                                         (29,778)        (29,778)
   Common stock warrants........                       6,187                                               6,187
   Preferred stock dividends....                                             (1,403)                      (1,403)
   Cancellation of predecessor
    company common stock
    and elimination of
    existing stockholder's
    equity upon emergence
    from bankruptcy.............  (90,375)    531    (26,187)               154,507       98,855         137,331
   Issuance of successor
    company common stock........    4,500                       27,076                                    31,576
   New common stock
    warrants....................                       8,199                                               8,199
                                 --------   -----   --------   -------     --------     --------        --------
SUCCESSOR COMPANY...............
Balance at October 31, 2000.....    4,500      --      8,199    27,076           --           --          39,775
   Net profit (loss)............                                                544                          544
   Changes in other
    comprehensive income
    (loss)......................
      Minimum pension
       obligation
       adjustments..............                                                            (983)           (983)
      Foreign currency
       translation
       adjustments..............                                                             360             360
   Preferred stock dividends....                                               (120)                        (120)
                                 --------   -----   --------   -------     --------     --------        --------
Balance at November 30, 2000....    4,500      --      8,199    27,076          424         (623)         39,576
   Net profit (loss)............                                            (56,754)                     (56,754)
   Changes in other
    comprehensive income
    (loss)......................
      Minimum pension
       obligation
       adjustments..............                                                          (2,053)         (2,053)
      Foreign currency
       translation
       adjustments..............                                                             690             690
   Preferred stock dividends....                                             (1,495)                      (1,495)
                                 --------   -----   --------   -------     --------     --------        --------
Balance at November 30, 2001.... $  4,500   $  --   $  8,199   $27,076     $(57,825)    $ (1,986)       $(20,036)
                                 ========   =====   ========   =======     ========     ========        ========

   The Company adopted SFAS No. 130, "Reporting Comprehensive Income" effective November 30, 2000. SFAS No. 130 requires that a separate presentation for accumulated other comprehensive income (loss) be presented. The components of other comprehensive income (loss) consist of foreign currency translation adjustments and minimum pension obligation adjustments.

   Comprehensive loss for the years ended November 30, 2001, 2000 and 1999 consisted of the following:

                                                          2000       1999
                                                        ---------  --------
   PREDECESSOR COMPANY
      Net loss......................................... $ (89,507) $(42,786)
      Other comprehensive income (loss):
          Foreign currency translation adjustments.....   (29,778)  (46,479)
          Minimum pension obligation adjustments.......               3,135
                                                        ---------  --------
      Comprehensive loss............................... $(119,285) $(86,130)
                                                        =========  ========

                                                                 Month Ended
                                                                 November 30,
                                                         2001        2000
                                                       --------  ------------
  SUCCESSOR COMPANY
     Net profit (loss)................................ $(56,754)    $ 544
     Other comprehensive income (loss):
         Foreign currency translation adjustments.....      690       360
         Minimum pension obligation adjustments.......   (2,053)     (983)
                                                       --------     -----
     Comprehensive loss............................... $(58,117)    $ (79)
                                                       ========     =====

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands except dollars per share)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation--The consolidated financial statements following the reorganization reflect accounting principles set forth in the American Institute of Certified Public Accountants Statement of Position ("SOP") 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code. This statement provides guidance for financial reporting by entities that have filed voluntary petitions for relief under and have reorganized in accordance with the Bankruptcy Code. As such, the Company adopted "fresh start accounting" as of October 31, 2000, which is reflected in the preparation of the accompanying financial statements. The Company's emergence from Chapter 11 proceedings resulted in a new reporting entity with no retained earnings or accumulated deficit as of October 31, 2000. As discussed further in Note 2 to the consolidated financial statements, the assets and liabilities of the Company were restated as of October 31, 2000, in accordance with SOP 90-7. Thus, the Company's consolidated financial statements for periods prior to October 31, 2000 are not comparable to consolidated financial statements presented on or subsequent to October 31, 2000. A black line has been drawn on the accompanying consolidated financial statements to distinguish between the pre-reorganization entity ("Predecessor Company") and the post-reorganization entity ("Successor Company") (see Note 2 to the consolidated financial statements). For all tabular presentations within the footnotes to the consolidated financial statements, balances presented as of November 30, 2001 and 2000, for the year ended November 30, 2001 and for the period from November 1 through November 30, 2000 relate to the Successor Company. Those presented for the year ended November 30, 1999 and the period from December 1, 1999 through October 31, 2000 relate to the Predecessor Company.

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

   The Company adopted SOP 97-2 "Software Revenue Recognition" at the beginning of 1999. SOP 97-2 supersedes SOP 91-1 and provides more specific guidance on revenue recognition related to software products. The adoption of SOP 97-2 did not have a material impact on the Company's consolidated financial statements. Revenue from the sale of software and point-of-sale systems which is dependent on software is recognized at the time of delivery, as no significant future Company obligations are required under the terms of the sales agreements and the criteria of paragraph 8 of SOP 97-2 have been satisfied.

   Freight costs--The Company reflects freight costs associated with shipping its products to customers as a component of cost of goods sold.

   Risks and uncertainties--The Company is not dependent on any single customer, geographic area or supplier of materials, labor or services. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The more significant areas requiring the use of management's estimates include allowances for obsolete inventory and uncollectible receivables, product warranty claims, environmental and other potential litigation claims and settlements, assets and liabilities related to employee benefits, valuation allowances for deferred tax assets, future obligations associated with the Company's restructuring plans, the carrying value of long lived assets, and useful lives for depreciation and amortization. Actual results could differ from these estimates, making it reasonably possible that a change in certain of these estimates could occur in the near term. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and trade receivables. The Company places its cash with high credit quality financial institutions. At times, cash in U.S. banks may exceed Federal Deposit Insurance Corporation ("FDIC") insurance limits. Concentration of credit risk with respect to trade receivables is considered to be minimal due to the Company's large customer base and ongoing control procedures, which monitor the credit worthiness of customers and collectibility of accounts receivable. Substantially all of the Company's revenues are derived from customers in the retail and commercial petroleum dispensing industry. Approximately 250 of the Company's 750 United States employees and approximately 2,100 of the Company's 2,600 foreign employees are subject to collective bargaining agreements. The United States agreements expire in 2003, while the foreign agreements expire on various dates, beginning in 2002.

   Fair value of financial instruments--The fair value of cash and cash equivalents, trade receivables, and accounts payable approximates the carrying value because of the short-term maturities of these financial instruments.

   The interest rate on the Company's term loans and revolving credit facility fluctuates with current market rates, which approximate fair value. The interest rate on the Company's Special Loan is fixed at 16%. The carrying value approximates the market prices for the same or similar issues.

   Allowance for doubtful accounts--The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

            (Dollar amounts in thousands except dollars per share)


   Inventory valuation--Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The Company provides allowances for excess, obsolete and slow moving inventories. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon the assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

   Property, plant and equipment--All property, plant and equipment on hand at October 31, 2000 is valued in accordance with SOP 90-7. All subsequent additions are recorded at cost. Depreciation of plant and equipment is generally determined on a straight-line basis over the estimated useful lives of the assets. Amounts charged to depreciation expense were $14,374, $820, $12,703, and $15,705 in the year ended November 30, 2001, the one month period ended November 30, 2000, the eleven month period ended October 31, 2000, and the year ended November 30, 1999, respectively. Upon retirement or sale of assets, the cost of the disposed assets and related accumulated depreciation is removed from the accounts, and any resulting gain or loss is credited or charged to income. These gains and losses are accumulated and shown as a component of other income, net in the Consolidated Statement of Earnings. Buildings are generally depreciated over forty years. Machinery and equipment is depreciated over periods ranging from five to ten years. Expenditures for normal repairs and maintenance are charged to expense as incurred. Expenditures for improving or rebuilding existing assets that extend the useful life of the assets are capitalized. Costs incurred related to software developed or obtained for internal use are capitalized during the application development stage of the software development and are amortized over 3 years.

   Research and development--Product development expenditures are charged to research and development expense in the period incurred. These expenses amounted to $20,447, $1,513, $20,092, and $27,782, for the fiscal year ended November 30, 2001, the one month period ended November 30, 2000, the eleven month period ended October 31, 2000 and the fiscal year ended November 30, 1999, respectively.

   Recoverability of long-lived assets to be held and used in the business--Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be recoverable. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company deems an asset to be impaired if a forecast of undiscounted cash flows directly related to the asset, including disposal value, if any, is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds fair value. During 2001, events and circumstances indicated that approximately $30,000 of property and equipment might be impaired. However, the Company's estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered.

   Reorganization value in excess of amounts allocable to identifiable assets and other intangible assets--On October 20, 2000, the Company recorded reorganization value in excess of amounts allocable to identifiable assets of $162,757, which is being amortized on a straight-line basis over ten years. Accumulated amortization of reorganization value in excess of amounts allocable to identifiable assets was $17,632 and $1,356 at November 30, 2001 and 2000, respectively.

   The Company continually reviews facts and circumstances to determine whether the remaining estimated useful life of reorganization value in excess of amounts allocable to identifiable assets and other intangible assets warrants revision or whether the carrying amounts may not be recoverable. The Company evaluates the recoverability of reorganization value in excess of amounts allocable to identifiable assets by comparing the

            (Dollar amounts in thousands except dollars per share)

estimated future undiscounted cash flows associated with the recorded asset and its carrying value. The amount of impairment, if any, is determined by calculating the difference in the recorded carrying value as compared with the estimated undiscounted future cash flows that the asset is expected to generate. If the carrying value of reorganization value in excess of amounts allocable to identifiable assets is greater than the estimated undiscounted future cash flows, the value is written down to the amount of the estimated future cash flows and a charge to earnings is recorded for the calculated impairment amount. During 2001, events and circumstances indicated that reorganization value in excess of amounts allocable to identifiable assets might be impaired. However, the Company's estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered. See additional discussion of reorganization value in excess of amounts allocable to identifiable assets under New Accounting Pronouncements.

   Intangible assets are recorded at cost and are amortized on a straight-line basis. The main components of other intangible assets for the Successor Company are deferred financing costs (amortized over the life of the related financing agreement) and capitalized software (amortized over the estimated life of the software, generally three to four years) at November 30, 2001 and November 30, 2000.

   See Note 2 to the consolidated financial statements for information related to the write off of certain intangible assets in connection with the adoption of fresh start accounting and SOP 90-7 at October 31, 2000 and intangible assets identified as part of allocating the Company's reorganization value.

   Intangible assets at November 30 are as follows:

                                                     2001     2000
                                                    -------  ------
           Capitalized software.................... $14,660  $7,175
           Debt issuance costs.....................   3,538   1,788
           Patents and licenses....................     897     736
           Other...................................   1,371      --
                                                    -------  ------
                  Total intangible assets..........  20,466   9,699
           Accumulated amortization................  (3,099)   (203)
                                                    -------  ------
                  Total intangible assets, net..... $17,367  $9,496
                                                    =======  ======

   The accumulated amortization of capitalized software was $2,252 and $165 at November 30, 2001 and November 30, 2000, respectively. $2,087, $165, $1,249, and $1,271 were charged to amortization expense for capitalized software in the fiscal year ended November 30, 2001, the one month period ended November 30, 2000, the eleven month period ended October 31, 2000, and the fiscal year ended November 30, 1999, respectively.

   The determination of related estimated useful lives and assessment of impairment status for intangible assets involves significant judgements. Changes in strategy and/or market conditions could significantly impact these judgements and require adjustment to recorded asset balances.

   Advertising and Promotion--Costs associated with advertising and product promotion are expensed in the period incurred. These expenses amounted to $1,979, $187, $2,520, and $3,258, for the fiscal year ended November 30, 2001, the one month period ended November 30, 2000, the eleven month period ended October 31, 2000 and the fiscal year ended November 30, 1999, respectively.

   Income Taxes--The Company accounts for income taxes under the liability method in accordance with SFAS No. 109 "Accounting for Income Taxes." The provision for income taxes includes federal, foreign, state

            (Dollar amounts in thousands except dollars per share)

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

   The Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. In the event that the amount of future taxable income differs significantly from the estimate, the adjustment to the valuation allowance will be charged or credited to tax expense in the period in which such determination is made.

   Pension and Postretirement benefits--The Company has significant pension and postretirement benefit costs and credits that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. The Company is required to consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the related pension and postretirement benefit costs or credits may occur in the future due to changes in the assumptions. In addition, changes may arise from fluctuations in the Company's headcount.

   Product Warranty Costs--Anticipated costs related to product warranty are expensed in the period of sale. While Tokheim engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, Tokheim's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from Tokheim's estimates, revisions to the estimated warranty liability would be required.

   New Accounting Pronouncements--During 2001, the Financial Accounting Standards Board issued the following statements, which apply to Tokheim: SFAS No. 141 "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

   SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. The Company adopted this statement during the year ended November 30, 2001, with no impact on the Company's consolidated financial statements.

   SFAS No. 142 no longer permits the amortization of goodwill for indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. While this statement is effective for fiscal years beginning after December 15, 2001, early adoption is permitted. The Company plans to adopt the new standard during fiscal 2002. Upon adoption, the Company will no longer amortize reorganization value in excess of amounts allocable to identifiable assets, which will reduce amortization by $16,276 annually. The Company will also engage the assistance of outside consultants to evaluate the carrying value of this asset. At that point, a reduction in the asset balance is probable. However, the magnitude of any such reduction has not yet been determined.

            (Dollar amounts in thousands except dollars per share)


   SFAS No. 144, which supersedes SFAS No. 121, retains many of the provisions of SFAS No. 121, while significantly changing the criteria that must be met to classify an asset as held for disposal. Long-lived assets to be disposed of other than by sales are considered held and used until the disposal occurs. In addition, SFAS No. 144 retains the basic provisions of Accounting Principles Board Opinion ("APBO") No. 30 for presentation of discontinued operations in the statement of operations but broadens that presentation to reflect a component of an entity. Also, future operating losses are no longer recognized before they occur. Companies are required to adopt SFAS No. 144 in their fiscal year beginning after December 15, 2001, fiscal 2003 for Tokheim. Management has not yet quantified the effect, if any, of the new standard on the Company's financial statements.

   Cash Flows--For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid investments purchased with an initial maturity of ninety days or less to be cash equivalents.

   Supplemental disclosures of cash flow information:

                                                Year ended  November 1, 2000  December 1, 1999  Year ended
                                               November 30,        to                to        November 30,
                                                   2001     November 30, 2000 October 31, 2000     1999
                                               ------------ ----------------- ---------------- ------------
Cash paid during the period for interest......   $16,861         $1,469           $33,322        $37,574
Cash paid during the period for income taxes..     1,581             55               563            418
Junior Notes issued in connection with the RPS
  acquisition.................................        --             --             4,175(2)       5,020(1)
Special loan PIK interest.....................    17,550(3)       1,822(3)             --             --

--------
(1) Represents non-cash interest added to principal of the Predecessor Company during 1999.
(2) Represents non-cash interest added to principal of the Predecessor Company during 2000. This amount was discharged under the Plan of Reorganization (see Note 2 to the consolidated financial statements).
(3) Represents non-cash interest added to principal of the Successor Company during 2001 and 2000.

   Reorganization Costs--In accordance with SOP 90-7, costs incurred directly related to the bankruptcy proceeding are classified as Reorganization Costs in the accompanying Consolidated Statement of Earnings.

   Reclassifications--Certain prior year amounts in these financial statements have been reclassified to conform to the current year presentation.

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

   The Plan provided that, among other things, (i) the existing bank credit agreement was restructured to comprise a four year, eleven month senior term facility of $137,177 and a four year, eleven month special facility of $100,000 on which interest is accrued but not paid until at least November 30, 2002;
(ii) the Company's bank group provided, in addition to the $237,177 facilities detailed above, a post-petition credit agreement (the "DIP Agreement") facility with available borrowings of $47,765 which was converted into a revolving credit facility upon the Company's emergence from the reorganization; (iii) members of the bank group received Series A Warrants with a five year term to purchase 678,334 shares of the Company's new common stock, no par value

            (Dollar amounts in thousands except dollars per share)

(the "New Common Stock") at an exercise price of $0.01 per share and Series A Preferred Stock with a total liquidation preference of $100, quarterly dividends at the rate of 16% per annum, and the right to elect two directors to the Company's Board of Directors (and to elect a majority of the directors upon certain defaults under the credit agreement); (iv) in exchange for their Notes, the holders of $190,438 of senior subordinated notes and certain other unsecured creditors were eligible to receive 4,410,000 shares of New Common Stock representing 88% of the equity value of the reorganized Company, subject to dilution for warrants to existing shareholders and management options; (v) in exchange for their Notes, the holders of $49,195 of junior subordinated notes were eligible to receive 90,000 shares of New Common Stock representing 2% of the equity value of the reorganized Company, subject to dilution for warrants to existing shareholders and management options and Series B Warrants giving them the right to acquire an aggregate of 555,556 shares of New Common Stock of the reorganized Company at an exercise price of $30.00 per share; (vi) the Company's employees' rights under the Retirement Savings Plan were preserved; and (vii) the Company's approximately 12,669,000 shares of previously outstanding common stock (the "Old Common Stock") were cancelled and existing holders of Old Common Stock received "out of the money" Series C warrants with a six year term giving them the right to acquire an aggregate of 549,451 shares of New Common Stock of the reorganized Company at an exercise price of approximately $49.46 per share (each Series C Warrant entitles the holder to purchase 0.04326865 of a share of New Common Stock at a price of $2.14, thereby requiring a holder to exercise approximately 23.111 Series C Warrants at an aggregate exercise price of approximately $49.46 to purchase one share of New Common Stock).

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

                                                        Eleven months
                                                            ended
                                                       October 31, 2000
                                                       ----------------
         Professional fees:
            Consulting fees...........................    $  (7,085)
            Legal fees................................       (3,324)
            Professional fees and advisory services...       (2,910)
            Bank fees.................................       (1,515)
                                                          ---------
                Total professional fees...............      (14,834)
                                                          ---------
         Fresh start adjustments:
            Write off of goodwill.....................     (249,089)
            Write up of property, plant and equipment.        7,006
            Write up of inventory.....................          382
            Pension and related.......................       (3,426)
            Other.....................................       (2,084)
                                                          ---------
                Total fresh start adjustments.........     (247,211)
                                                          ---------
                Total reorganization items............    $(262,045)
                                                          =========

   The Company recorded an extraordinary gain on discharge of debt, accrued interest and certain other impaired claims. The components of this gain are as follows:

                                                        Eleven months
                                                            ended
                                                       October 31, 2000
                                                       ----------------
         Cancellation of senior subordinated notes....     $190,438
         Cancellation of junior subordinated PIK notes       49,195
         Cancellation of accrued interest.............       13,613
         Cancellation of other impaired claims........       16,151
         Unamortized debt discount....................       (4,672)
         Debt issuance costs..........................      (18,431)
                                                           --------
         Net extraordinary gain.......................     $246,294
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

            (Dollar amounts in thousands except dollars per share)


   The effects of the Plan, debt discharge and refinance, and fresh start adjustments on the Company's Consolidated Balance Sheet at the Effective Date are as follows (in thousands):

                                                                                  Reorganization Adjustments
                                                                 ------------------------------------------------
                                                                   Predecessor       Debt
                                                                     Company       Discharge         Fresh
                                                                 October 31, 2000 & Refinance        Start
                                                                 ---------------- -----------      ---------
Assets
Current assets:
   Cash and cash equivalents....................................    $  11,941       $      --      $      --
   Accounts receivable, net.....................................       95,424              --             --
   Inventories, net.............................................       80,650              --            382  b
   Other current assets.........................................       12,782              --             --
                                                                    ---------       ---------      ---------
      Total current assets......................................      200,797              --            382
   Property, plant and equipment, net...........................       63,672              --          7,006  b
   Other tangible assets........................................          150
   Intangible assets, net.......................................      276,486         (18,431) a    (249,089) b
   Other non-current assets, net................................       10,662              --            (64) b
   Reorganization value in excess of amounts allocable to
    identifiable assets.........................................           --              --        162,757  b
                                                                    ---------       ---------      ---------
      Total assets..............................................    $ 551,767       $ (18,431)     $ (79,008)
                                                                    =========       =========      =========
Liabilities and Shareholders' Equity
Liabilities subject to compromise:
   Senior subordinated notes....................................    $ 190,438       $(190,438) a   $      --
   Junior subordinated payment in kind notes....................       49,195         (49,195) a          --
   Accrued interest.............................................       13,613         (13,613) a          --
   Other accrued liabilities....................................       16,151         (16,151) a          --
                                                                    ---------       ---------      ---------
      Total liabilities subject to compromise...................      269,397        (269,397)            --
Liabilities not subject to compromise:
   Notes payable, bank credit agreement.........................        8,565          (8,565) a          --
   Current maturities of other long term debt...................        2,385              --             --
   Cash overdrafts..............................................       11,218              --             --
   Accounts payable.............................................       56,478              --             --
   Accrued expenses.............................................       73,374          (5,491) a       5,446  b
                                                                    ---------       ---------      ---------
      Total current liabilities.................................      421,417        (283,453)         5,446
   Notes payable, bank credit agreement.........................      223,493          21,684  a      (6,877) a
   Other long term debt, less current maturities................        2,674              --             --
   Guaranteed employees' stock ownership plan obligation........        2,956          (2,956) a          --
   Post-retirement benefit liability............................       18,815              --             --
   Other long-term liabilities..................................        1,129              --             --
                                                                    ---------       ---------      ---------
      Total liabilities.........................................      670,484        (264,725)        (1,431)
Redeemable convertible preferred stock, at liquidation value of
 $25 per share, 1,700 shares authorized, 960 shares issued......       24,000              --        (11,381) a
New preferred stock, at liquidation preference of $10 per share,
 10 authorized and issued.......................................           --              --            100  a
Guaranteed employees' stock ownership plan obligation...........       (2,956)             --          2,956  a
Treasury stock, at cost, 184 shares.............................       (3,347)             --            853  a
                                                                    ---------       ---------      ---------
      Total preferred equity....................................       17,697              --         (7,472)
Common stock, no par value; 30,000 shares authorized, 12,701
 issued.........................................................       90,375              --        (90,375) a
New common stock, no par value; 30,000 shares authorized, 0
 issued.........................................................           --              --          4,500  a
Common stock warrants...........................................       26,187              --        (26,187) a
New common stock warrants.......................................           --              --          8,199  a
Accumulated comprehensive loss..................................      (98,855)             --         98,855  c
Retained earnings (accumulated deficit).........................     (153,590)        246,294  a     (92,704) c
Additional paid in capital......................................           --              --         27,076  c
                                                                    ---------       ---------      ---------
                                                                     (135,883)        246,294        (70,636)
Less treasury stock, at cost....................................         (531)             --            531  a
                                                                    ---------       ---------      ---------
      Total shareholders' equity (deficit)......................     (118,717)        246,294        (77,577)
                                                                    ---------       ---------      ---------
      Total liabilities and shareholders' equity................    $ 551,767       $ (18,431)     $ (79,008)
                                                                    =========       =========      =========


                                                                    Successor
                                                                     Company
                                                                 October 31, 2000
                                                                 ----------------
Assets
Current assets:
   Cash and cash equivalents....................................     $ 11,941
   Accounts receivable, net.....................................       95,424
   Inventories, net.............................................       81,032
   Other current assets.........................................       12,782
                                                                     --------
      Total current assets......................................      201,179
   Property, plant and equipment, net...........................       70,678
   Other tangible assets........................................          150
   Intangible assets, net.......................................        8,966
   Other non-current assets, net................................       10,598
   Reorganization value in excess of amounts allocable to
    identifiable assets.........................................      162,757
                                                                     --------
      Total assets..............................................     $454,328
                                                                     ========
Liabilities and Shareholders' Equity
Liabilities subject to compromise:
   Senior subordinated notes....................................     $     --
   Junior subordinated payment in kind notes....................           --
   Accrued interest.............................................           --
   Other accrued liabilities....................................           --
                                                                     --------
      Total liabilities subject to compromise...................           --
Liabilities not subject to compromise:
   Notes payable, bank credit agreement.........................           --
   Current maturities of other long term debt...................        2,385
   Cash overdrafts..............................................       11,218
   Accounts payable.............................................       56,478
   Accrued expenses.............................................       73,329
                                                                     --------
      Total current liabilities.................................      143,410
   Notes payable, bank credit agreement.........................      238,300
   Other long term debt, less current maturities................        2,674
   Guaranteed employees' stock ownership plan obligation........           --
   Post-retirement benefit liability............................       18,815
   Other long-term liabilities..................................        1,129
                                                                     --------
      Total liabilities.........................................      404,328
Redeemable convertible preferred stock, at liquidation value of
 $25 per share, 1,700 shares authorized, 960 shares issued......       12,619
New preferred stock, at liquidation preference of $10 per share,
 10 authorized and issued.......................................          100
Guaranteed employees' stock ownership plan obligation...........           --
Treasury stock, at cost, 184 shares.............................       (2,494)
                                                                     --------
      Total preferred equity....................................       10,225
Common stock, no par value; 30,000 shares authorized, 12,701
 issued.........................................................           --
New common stock, no par value; 30,000 shares authorized, 0
 issued.........................................................        4,500
Common stock warrants...........................................           --
New common stock warrants.......................................        8,199
Accumulated comprehensive loss..................................           --
Retained earnings (accumulated deficit).........................           --
Additional paid in capital......................................       27,076
                                                                     --------
                                                                       39,775
Less treasury stock, at cost....................................           --
                                                                     --------
      Total shareholders' equity (deficit)......................       50,000
                                                                     --------
      Total liabilities and shareholders' equity................     $454,328
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

3.  CAPITAL FUNDING AND LIQUIDITY

   The Company exited from bankruptcy in October 2000. The debt and equity structure of the Successor Company was based upon a strategic plan. A major assumption of this strategic plan was that the depressed United States market in which the Predecessor Company had been operating in recent years would return to prior growth levels. This assumption in the plan has not been realized. In fact, the United States has continued to experience declines in the overall market.

   The results that have been achieved demonstrated to the Company that a restructuring of its capital structure is necessary. Toward this end, the Company initiated discussions with its lenders regarding potential restructuring options. Though these discussions have not yet resulted in an arrangement, the Company and its lenders are continuing to explore alternatives. The Company is also exploring refinancing and other strategic alternatives. The Company does not believe that this process will impact its day-to-day operations. While the Company believes that a transaction may be possible, there can be no assurance that a transaction will be achieved.

   As more fully discussed in Note 7 to the consolidated financial statements, "Notes Payable, Bank Credit Agreement," the Company violated certain covenants during the year ended November 30, 2001. The Company obtained waivers from the bank group related to these violations.

   The Company's financial statements for the year ended November 30, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Net sales have declined for three consecutive years and the Company has incurred a net loss for the year ended November 30, 2001 of $56,754. In addition, the Company has a negative working capital as of November 30, 2001 of $215,139 as a result of the classification of the outstanding bank debt as current. Further, the Company expects to incur additional net losses in fiscal 2002. Management believes the Company has sufficient resources to maintain its operations until at least November 30, 2002. However, without restructuring of the credit facility or other changes in the Company's operations, estimated cash availability will not be sufficient to fund the scheduled principal and interest payment on the Special Loan due November 30, 2002. Also, with the Company's recent history of declining sales and operating losses and forecasted future

            (Dollar amounts in thousands except dollars per share)

losses, the Company may not be able to attract equity capital in the public markets to strengthen its financial condition. Given these conditions, there can also be no assurances that the Company will meet its financial loan covenants in the future or that the bank group will not exercise its rights within the loan agreement to accelerate maturities on substantially all of the Company's debt. These matters raise substantial doubt about the Company's ability to continue as a going concern.

   Since joining the Company in September 2001, the new Chief Executive Officer, along with the rest of the Company's management team, has developed a broad strategic and operational plan that is expected to improve operating results for fiscal 2002 and beyond. The plan refocuses Tokheim's sales efforts on growth through different channels and geographic segments, use of recent technology developments for creation of successful products, global integration of engineering and software development activities to reduce redundancy and reduction of excess physical capacity. The plan includes the following major initiatives:

  . Aggressively seek to penetrate new high growth geographical markets, specifically Asia and Latin America;

  . Increase market share from major oil companies by attracting business through new customers (such as the acceptance by Shell Oil Company of the Company's tender offer in January 2002);

  .  Increase market share of sales to hypermarkets; and

  . Reduce costs through standardization of product offerings worldwide and globalization of purchasing.

4.  RESTRUCTURING CHARGES

   In 1998, the Company acquired the RPS division ("RPS") of Schlumberger Limited ("Schlumberger"). In connection with the acquisition, the Company accrued certain costs to effect an integration and rationalization plan for the RPS operations. These costs represented involuntary termination and other closure costs in connection with closing redundant manufacturing and service operations. These accrued costs did not include costs associated with consolidation of previously existing Tokheim subsidiaries, which are expensed as incurred or separately accrued once all criteria for accrual are met, nor did these costs benefit future periods. The integration and rationalization plan was completed at November 30, 2000. The final cash payments related to the integration and rationalization plan were made during 2001.

            (Dollar amounts in thousands except dollars per share)


   The table below summarizes the accrued liability activity by major category and initiative for the years ended November 30, 2001 and 2000. Approximately $4,312 of the original liability was unused at October 31, 2000 and recorded as a reduction of goodwill. Charges to the accrual for the year ended November 30, 2001 amounted to approximately $932, entirely attributable to currency fluctuations.

                               November 30, Adjustments Charges to November 30, Adjustments Charges to November 30,
                                   1999     to Accrual   Accrual       2000     to Accrual   Accrual       2001
                               ------------ ----------- ---------- ------------ ----------- ---------- ------------
Involuntary employee
 termination benefits.........    $8,006      $(4,191)   $(2,693)     $1,122       $(190)     $(932)       $--
Facility closure and other
 closure costs................       211          (36)      (175)         --          --         --         --
Lease and contract termination
 fees.........................       381          (85)      (296)         --          --         --         --
                                  ------      -------    -------      ------       -----      -----        ---
      Total accrued
       integration and
       rationalization
       costs..................    $8,598      $(4,312)   $(3,164)     $1,122       $(190)     $(932)       $--
                                  ======      =======    =======      ======       =====      =====        ===

   The original accrual established at November 30, 1998 included an estimate for 644 employee terminations at various locations. During 2001 and 2000, approximately 25 and 77 employees, respectively, were terminated. The total number of employees terminated under the plan was 722. The adjustments to the accrual resulted from the refinement of the integration and rationalization plan during 2001 and 2000.

5.  MERGER AND ACQUISITION COSTS AND OTHER UNUSUAL ITEMS

   Included in merger and acquisition costs and other unusual items are certain costs that have been accrued as a restructuring liability at November 30, 2001, 2000, and 1999 and charged to operations. The activity in the restructuring accrual was as follows:

                                                             Restructuring
                                                                Accrual
                                                             -------------
      Balance at November 30, 1998..........................    $ 2,300
         Charges to the restructuring accrual...............     (1,762)
         Adjustments to the restructuring accrual...........       (198)
         Additions to the restructuring accrual during 1999.      2,700
                                                                -------
      Balance at November 30, 1999..........................      3,040
         Charges to the restructuring accrual...............     (2,490)
                                                                -------
      Balance at November 30, 2000..........................        550
         Charges to the restructuring accrual...............       (223)
         Adjustments to the restructuring accrual...........       (327)
                                                                -------
      Balance at November 30, 2001..........................    $    --
                                                                =======

   During 2001, the Company completed the cash payments related to initiatives that were completed in prior years; the remaining balance of $327 was credited to operations.

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

            (Dollar amounts in thousands except dollars per share)

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

   In addition to the restructuring costs that were accrued as a liability and charged to merger and acquisition costs and other unusual items, the following table illustrates the other costs related to the Company's restructuring plan and costs the Company considers to be unusual that were charged directly to expense as the costs were incurred:

       2001
       Involuntary employee termination and related costs....... $ 3,756
       Lease cancellation and other facility costs..............     249
       Other costs..............................................   1,250
                                                                 -------
              Total............................................. $ 5,255
                                                                 =======
       2000
       Involuntary employee termination and related costs....... $ 3,587
       Lease cancellation and other facility costs..............     500
       Increased warranty and other product related costs.......   1,078
       Litigation settlements and related costs.................   9,729
       Non-capitalizable credit agreement fees and related costs   1,885
       Other costs..............................................   1,579
                                                                 -------
              Total............................................. $18,358
                                                                 =======
       1999
       Involuntary employee termination and related costs....... $ 5,479
       Lease cancellation and other facility costs..............   1,045
       Increased warranty and other product related costs.......   1,717
       Other exit costs.........................................   3,954
                                                                 -------
              Total............................................. $12,195
                                                                 =======

6.  ACCRUED EXPENSES

   Accrued expenses consisted of the following at November 30, 2001 and 2000:

                                                            2001    2000
                                                           ------- -------
     Accrued Expenses:
        RPS Division integration and rationalization plan. $    -- $ 1,122
        RPS Deferred Revenue..............................   4,250      --
        Restructuring plan................................      --     550
        Compensated absences..............................  11,319  10,604
        Salaries, wages, and commissions..................   9,427   8,358
        Retirement benefits and profit sharing............  10,746   7,889
        Interest..........................................     142      17
        Warranty..........................................   5,557   7,906
        Legal and professional............................   4,343   3,093
        Employee payroll taxes............................   4,760   4,742
        Deferred revenue..................................   6,753   5,878
        Taxes (sales, VAT, and other).....................  14,025  10,467
        Other.............................................   7,102  11,982
                                                           ------- -------
            Total......................................... $78,424 $72,608
                                                           ======= =======

            (Dollar amounts in thousands except dollars per share)


7.  NOTES PAYABLE, BANK CREDIT AGREEMENT

   The Company entered into the New Credit Agreement as of October 20, 2000, which replaced the then existing agreement, the three year $7,600 ESOP Loan Facility and the DIP Agreement. The New Credit Agreement originally comprised a four-year, eleven month revolving credit facility and three four-year, eleven month term facilities; the Tranche A Term Loan, the Tranche B Term Loan and the Special Loan. The weighted-average interest rate on the New Credit Agreement was 12.10% and 13.64% for the years ended November 30, 2001 and 2000, respectively.

   During the year ended November 30, 2001 and in early 2002, the Company was required to enter several amendments and waivers to the New Credit Agreement (as described below) to avoid the occurrence of events of default relating to certain quantitative and qualitative covenants.

   On March 14, 2001, the Company amended its New Credit Agreement. Among the items amended were the distribution of the facility between the Tranche A and Tranche B term loans to reflect new balances of $36,509 and $100,668, respectively, from the original amounts of $36,540 and $100,637, respectively, and adjustments to covenant levels.

   At May 31, 2001, the Company was in violation of two of its financial covenants under the bank credit agreement. The bank group permanently waived this violation and modified, or suspended, the requirement for compliance with the financial covenants relating to the remainder of fiscal 2001 and the first three quarters of fiscal 2002. The Company agreed to reduce the total availability under the revolving facility from $47,765 to $35,000, with the ability to increase by meeting certain future financial criteria.

   On October 31, 2001 and February 8, 2002, the Company amended its New Credit Agreement to allow additional investment by the Company in its subsidiary in the United Kingdom and investment by the Company's wholly-owned subsidiary, Tokheim South Africa (Pty) Ltd., in a joint venture.

   As of November 30, 2001 and at February 28, 2002, the Company was in violation of certain covenants under the New Credit Agreement as amended. Effective February 28, 2002, the Company entered into a Fifth Amendment Waiver and Consent. The bank group waived the November 30, 2001 violations and waived through April 15, 2002 the minimum EBITDA requirements for the quarter ended February 28, 2002 and the requirement to file the annual audit report. In addition, a change in the distribution of mandatory prepayments between Tranche A and Tranche B term loans was included.

   The April 15, 2002 deadline was subsequently extended to June 15, 2002, as part of a new waiver entered into with the bank group. As part of this new waiver the Company is required to execute with the bank group by May 22, 2002 a binding term sheet that sets forth the material terms of a plan of recapitalization and restructuring of the Company's balance sheet.

   While the Company is in compliance with the adjusted covenants, its ability to remain in compliance in the future may be affected by events beyond its control. Therefore, there can be no assurance that the Company will satisfy such financial covenants or that it will be able to obtain amendments or waivers to the New Credit Agreement, if necessary, to avoid default in the future. In the event of default, the lenders could elect to declare all amounts borrowed under the New Credit Agreement to be due and payable immediately.

   The revolving credit facility was adjusted in the Second and Fifth Amendments and Waiver to the New Credit Agreement to a maximum amount of $35,831 from the original maximum amount of $47,765 with availability based upon the amount of the Company's plant and machinery, inventory and receivables. Up to $5,000 of the facility may be utilized for the issuance of letters of credit, of which not more than $3,000 may be standby letters of credit. Borrowings under the revolving credit facility may be in U.S. dollars or Euro, and bear

            (Dollar amounts in thousands except dollars per share)

interest based upon (at the Company's option) (i) the Base Rate (defined as the higher of (a) the prime rate and (b) the federal funds rate plus 0.5%) plus 2.5% in the case of U.S. dollar denominated loans or (ii) the Eurodollar Rate (Reserve Adjusted) (as defined in the New Credit Agreement plus 4% in the case of Euro denominated loans).

   At November 30, 2001 and 2000, the aggregate amounts outstanding under revolving facilities were $26,000 and $8,000, respectively. The Company also had outstanding letters of credit at November 30, 2001 and 2000 of $2,002 and $534, respectively. Total availability under the revolving facilities at November 30, 2001 and 2000 was $35,831 and $47,765, respectively, of which $7,829 and $39,231 respectively was unused. Any balances on the loan are repayable in full at September 20, 2005.

   The Tranche A Term Loan and the Tranche B Term Loan in the amounts of $36,509 and $100,668, respectively, bear interest based upon (at the Company's option) (i) the Base Rate (defined as the higher of (a) the prime rate and (b) the federal funds rate plus 0.5%) plus 3.5% in the case of U.S. dollar denominated loans or (ii) the Eurodollar Rate (Reserve Adjusted) (as defined in the New Credit Agreement) plus 5% in the case of Euro denominated loans. During 2001, the Company made principal prepayments totaling $3,422 on the Tranche A Term Loan, bringing the outstanding balance to $33,087.

   The Special Loan is in the amount of $100,000 and bears interest at the rate of 16%, which is capitalized as part of the principal balance in lieu of being paid in cash. The loan is repayable in four annual installments of $25,000 plus capitalized interest thereon, commencing November 30, 2002. Amounts outstanding for the Special Loan were $119,372 and $101,822 at November 30, 2001 and 2000, respectively.

   Any time an event of default (as defined in the New Credit Agreement) exists, the interest rates on the loans may be increased by 3%.

   In consideration for establishing the New Credit Agreement, the Company paid certain fees and expenses to the bank group, including issuing Series A Warrants to purchase 678,334 shares of New Common Stock of the Company at a purchase price of $0.01 per share. The Company also issued to the bank group New Preferred Stock with a total liquidation preference of $100 and quarterly dividends at an annual rate of 16%. The holders of the New Preferred Stock are entitled to appoint two directors to the board of directors of the Company. In the event the Company defaults under the New Credit Agreement, the holders of the New Preferred Stock, voting as a separate class, will be entitled to elect a majority of the directors on the board of directors of the Company.

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

   The Company may voluntarily prepay the loans, in whole or in part, without penalty except for the Special Loan, which carries a prepayment penalty if paid off prior to August 2002. The Company is also required to apply against the loans (i) all net cash proceeds from sales of assets, (ii) all insurance proceeds (with certain exceptions), (iii) all net proceeds from the sale or issuance of debt or equity (with certain exceptions), (iv) a percentage of excess cash flow (as defined in the New Credit Agreement) for each fiscal year commencing with fiscal year ending November 30, 2002 and (v) net proceeds received by the Company relating to the Schlumberger litigation.

   The amended New Credit Agreement requires the Company to meet certain consolidated financial tests, including minimum levels of EBITDA and fixed charge coverage ratio (both as defined in the New Credit

            (Dollar amounts in thousands except dollars per share)

Agreement) and maximum levels of capital expenditures. The New Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, payment of dividends, transactions with affiliates, asset sales, acquisitions, investments, mergers and consolidations, prepayments and amendments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

   All outstanding debt under the New Credit Agreement was classified in current liabilities at November 30, 2001 to reflect that there is a greater than remote probability that this debt will become due in the next twelve months.

8.  SENIOR SUBORDINATED NOTES

   Pursuant to the Plan, the holders of $190,438 of Senior Subordinated Notes issued in conjunction with the RPS acquisition, along with certain other unsecured creditors, were eligible to receive, in exchange for their Notes, 4,410,000 shares of New Common Stock representing 88% of the equity value of the reorganized Company, subject to dilution for warrants to existing shareholders and management options.

9.  JUNIOR SUBORDINATED PIK NOTES

   Pursuant to the Plan, the holders of $49,195 of Junior Subordinated Notes issued in conjunction with the RPS acquisition were eligible to receive, in exchange for their Notes, 90,000 shares of New Common Stock representing 2% of the equity value of the reorganized Company, subject to dilution for warrants to existing shareholders, management options, and Series B Warrants giving them the right to acquire an aggregate of 555,556 shares of New Common Stock of the reorganized Company at an exercise price of $30.00 per share.

10.  OTHER LONG TERM DEBT

   Other long-term debt at November 30, 2001 and 2000 consisted of the following:

                                                                               2001   2000
                                                                              ------ ------
Capital lease obligations, due through 2006 (a).............................. $4,836 $3,885
Various notes, due through 2006 at interest rates ranging from 2.80% to 7.00%  1,073  1,615
                                                                              ------ ------
                                                                               5,909  5,500
Less: current maturities.....................................................  2,984  2,512
                                                                              ------ ------
                                                                              $2,925 $2,988
                                                                              ====== ======

--------
(a) Consists of various monthly, quarterly and annual lease obligations for buildings, vehicles and computer equipment.

   Assets under capital lease obligations are included as part of property, plant and equipment and related amortization is included as part of depreciation expense.

   Aggregate scheduled maturities of the above other long-term debt obligations during the upcoming five years approximate $2,984, $1,879, $816, $91, and $58, respectively.

11.  OPERATING LEASES

   The Company leases certain manufacturing equipment, office equipment, computers and software, vehicles, and office and warehousing space under operating leases. These leases generally expire in periods ranging from one to five years.

   Amounts charged to expense under operating leases were $9,057, $1,488, $8,244, and $11,322 for the year ended November 30, 2001, the one month period ended November 30, 2000, the eleven month period ended

            (Dollar amounts in thousands except dollars per share)

October 31, 2000 and the year ended November 30, 1999, respectively. Future minimum payments under non-cancelable operating leases during the next five years approximate $7,018, $5,304, $3,851, $1,237, $421 and $1,204 thereafter.

12.  STOCK OPTION PLANS

   The Predecessor Company had three separate Stock Option Plans: the 1982 Incentive Stock Option Plan ("ISOP"), the 1982 Unqualified Stock Option Plan ("USOP"), and the 1992 Stock Incentive Plan ("SIP").

   On the Effective Date, all rights and awards granted under ISOP, USOP and SIP were cancelled.

   Transactions in stock options under these plans prior to the Effective Date are summarized as follows:

                                                    Shares Under
                                                       Option    Price Range
                                                    ------------ ------------
  Outstanding, November 30, 1998...................    519,800   $ 7.13-20.00
  Granted..........................................    179,000   $8.56- 8.69
  Exercised........................................     (2,500)  $8.69
  Forfeited or expired.............................    (89,450)  $ 7.13-20.00
                                                      --------
  Outstanding, November 30, 1999...................    606,850   $ 7.13-20.00
  Exercised........................................         --
  Forfeited or expired.............................    (89,100)  $ 8.56-20.00
  Cancelled pursuant to the Plan, at Effective Date   (517,750)  $ 8.69-20.00
                                                      --------
  Outstanding, November 30, 2000...................         --
                                                      ========

   On the Effective Date, the Successor Company approved a new stock option plan, which provided certain key employees of the Successor Company the right to acquire shares of New Common Stock. Pursuant to the Plan, 500,000 shares of the Successor Company's New Common Stock are reserved for issuance to the participants in the form of nonqualified stock options. Options for 100,000 shares of New Common Stock were granted under the new plan in 2000 at an exercise price of $10.00 per share. During 2001, these options were cancelled due to resignation of the grantee.

   The Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost was recognized for the existing stock option plans under the provisions of this statement. The Company continues to account for incentive stock options at their intrinsic value under the provisions of APBO No. 25, "Accounting for Stock Issued for Employees," which is allowed under SFAS No. 123. Under APBO No. 25, because the option terms are fixed and the exercise price of employee stock options equals the market price on the date of grant, no compensation expense is recorded.

   Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, the Company's net profit (loss) would have been impacted as indicated below:

                                                                        Predecessor
                                                 Successor Company        Company
                                             -------------------------- ------------
                                              Year ended  November 1 to  Year ended
                                             November 30, November 30,  November 30,
                                                 2001         2000          1999
                                             ------------ ------------- ------------
As reported:
   Profit (loss) applicable to common stock.   $(58,249)      $ 424       $(44,301)
   Basic profit (loss) per share............     (12.96)       0.09          (3.50)
   Diluted profit (loss) per share..........     (12.96)       0.08          (3.50)
Pro forma:
   Profit (loss) applicable to common stock.   $(58,249)      $ 411       $(44,835)
   Basic profit (loss) per share............     (12.96)       0.09          (3.54)
   Diluted profit (loss) per share..........     (12.96)       0.08          (3.54)

            (Dollar amounts in thousands except dollars per share)


   For purposes of the above pro forma disclosures, the estimated fair value of the options (stock-based compensation) is amortized to expense on a straight-line basis over the options' vesting period.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for 2000 and 1999:

                         Assumptions                         2000     1999
                         -----------                        -------  -------
   Risk free interest rate.................................    5.63%    5.15%
   Expected life of options................................ 5 years  5 years
   Expected volatility.....................................   46.50%   62.14%
   Weighted average fair value of options granted per share   $4.80    $4.97

13.  SHAREHOLDERS' EQUITY

   Changes in common stock and common treasury stock are shown below:

                                                                    Common
                                              Common Stock      Treasury Stock
                                         ---------------------  --------------
                                           Shares      Amount   Shares   Amount
                                         -----------  --------  -------  ------
 Balance, November 30, 1998.............  12,697,000  $ 90,354   38,000  $ 695
 Stock options exercised................       2,500        21       --     --
 Other..................................       1,000        --   (9,000)  (164)
                                         -----------  --------  -------  -----
 Balance, November 30, 1999.............  12,700,500    90,375   29,000    531
 Cancellation of stock, Effective Date.. (12,700,500)  (90,375) (29,000)  (531)
 Balance, Effective Date................          --        --       --     --
 Issuance of New Common Stock, Effective
   Date.................................   4,500,000     4,500       --     --
                                         -----------  --------  -------  -----
 Balance, November 30, 2000.............   4,500,000     4,500       --     --
                                         -----------  --------  -------  -----
 Adjust for forfeited New Common Stock..     (26,000)       --       --     --
                                         -----------  --------  -------  -----
 Balance, November 30, 2001.............   4,474,000  $  4,500       --  $  --
                                         ===========  ========  =======  =====

   Changes in redeemable convertible preferred stock and related treasury stock are shown below

                                                                   Preferred
                                           Old Preferred Stock  Treasury Stock
                                           ------------------  ----------------
                                            Shares    Amount   Shares   Amount
                                           -------   --------  -------  -------
 Balance, November 30, 1998............... 960,000   $ 24,000  195,000  $ 4,883
 Shares redeemed..........................      --         --   34,500      864
 RSP contributions........................      --         --  (61,500)  (1,537)
                                           -------   --------  -------  -------
 Balance, November 30, 1999............... 960,000     24,000  168,000    4,210
 Shares redeemed..........................      --         --   79,000    1,955
 RSP contributions........................      --         --  (63,000)  (1,568)
 Reorganization adjustment, Effective Date      --    (11,381)      --     (853)
 ESOP Debt adjustment.....................      --         --       --   (1,250)
                                           -------   --------  -------  -------
 Balance, November 30, 2000............... 960,000     12,619  184,000    2,494
                                           -------   --------  -------  -------
 Shares redeemed..........................      --         --   93,200    2,330
 RSP contributions........................      --         --  (78,200)  (1,953)
 Amortization and valuation adjustment....      --      5,701       --    2,103
                                           -------   --------  -------  -------
 Balance, November 30, 2001............... 960,000   $ 18,320  199,000  $ 4,974
                                           =======   ========  =======  =======

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

   The Plan of Reorganization provided that, among other things, (i) the Company's approximately 12,669,000 shares of Old Common Stock (at the Effective
Date) were cancelled and the existing holders of Old Common Stock received "out of the money" Series C Warrants with a six year term, giving them the right to acquire an aggregate of 549,451 shares of New Common Stock of the reorganized Company at an exercise price of approximately $49.46 per share; (ii) in exchange for their Notes and other claims, the holders of $239,633 of senior and junior subordinated notes and certain other unsecured creditors were eligible to receive 4,500,000 shares of New Common Stock representing 90% of the equity value of the Successor Company, subject to dilution by warrants to existing shareholders and management options; (iii) holders of junior subordinated notes received five year Series B Warrants to purchase 555,556 shares of the New Common Stock at $30.00 per share; (iv) the Company's employees' rights to receive cash redemption of preferred stock held by the Retirement Savings Plan were preserved and (v) in connection with the New Credit Agreement, the bank group was issued Series A Warrants to purchase 678,334 shares of New Common Stock at $0.01 per share.

   Pursuant to the Plan, the holders of the senior and junior subordinated notes were required to exchange their Notes for New Common Stock within a one-year period, commencing at the Effective Date. Due to the failure of some of these holders to execute this exchange, the Company has reduced the total number of shares outstanding by approximately 26,000 at November 30, 2001.

   The valuation for new warrants issued was determined by the Company with the assistance of financial advisors. The Series A Warrants were valued at $6,777 and have been recorded as warrants in shareholders' equity and as debt discount, which is being amortized over the life of the New Credit Agreement. The Series C Warrants and the Series B Warrants were valued at $1,422 and recorded as part of the reorganization.

   The Plan also provided that the conversion rate of the Old Preferred Stock to Old Common Stock of one-for-one (or $25 for $25 equivalent value) was changed to reflect the conversion of the Old Common Stock into Series C Warrants. As a result, the conversion rate of preferred stock to common stock became one share of Old Preferred Stock to 0.04327 shares of New Common Stock (approximately the equivalent of what could be purchased with one Series C warrant). Therefore, the value of a share of New Common Stock would have to exceed approximately $577.79 per share before the value of 0.04327 shares of New Common Stock exceeds $25.

   At October 31, 2000, pursuant to the Plan, an adjustment was made to record the Old Preferred Stock at its fair market value using an actuarial calculation. The value of $10,125 represents the actuarial present value of the Company's net obligation for future cash redemptions of the Old Preferred Stock that was outstanding and held

            (Dollar amounts in thousands except dollars per share)

by participants at the Effective Date. Such amount for these shares will be actuarially adjusted to reflect periodic amortization of the difference between liquidation value ($25 per share) and carrying value over the period until the employee is expected to terminate, retire or diversify his preferred stock holdings. All shares issued for RSP contributions and all shares redeemed subsequent to October 31, 2000 have been recorded at liquidation value.

   In consideration for the New Credit Agreement, the Company issued New Preferred Stock with a liquidation preference of $100 in the aggregate and quarterly dividends at an annual rate of 16%. The holders of the New Preferred Stock, voting as a separate class, are entitled to appoint two directors to the board of directors of the Company. In the event the Company defaults under the New Credit Agreement, the holders of the New Preferred Stock, voting as a separate class, will be entitled to elect a majority of the directors on the board of directors of the Company.

14.  EARNINGS PER SHARE

   The Company complies with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, the Company presents two earnings per share ("EPS") amounts, basic and diluted. Basic EPS is calculated based on profit available to common shareholders and the weighted average number of common shares outstanding during the reported period. Diluted EPS includes additional dilution from potential common stock, such as stock issuable pursuant to the conversion of preferred stock or the exercise of stock options and warrants outstanding. The incremental shares from conversions of preferred stock and the exercise of stock options and warrants were not included in computing diluted EPS for the years ended November 30, 2001 and 1999, since the effect of such inclusion is antidilutive during periods when a loss from continuing operations is reported. For the year ended November 30, 2001 and the one month period ended November 30, 2000, the weighted average of potentially issuable common shares included 677,082 and 677,601 shares related to Series A Warrants issued to the bank group, respectively. For the year ended November 30, 1999, the weighted average of potentially issuable common shares included 791,568 shares of convertible preferred stock outstanding, 8,801 shares for stock options and 2,523,999 shares related to warrants issued to Schlumberger.

   The following table presents the share information necessary to calculate profit (loss) per share for the year ended November 30, 2001, the one month period ended November 30, 2000, and the year ended November 30, 1999:

                                                          November 1
                                                              To
                                                         November 30,
                                                   2001      2000      1999
                                                   ----- ------------ ------
    Basic shares outstanding:
       Weighted average common shares outstanding. 4,494    4,500     12,668
                                                   -----    -----     ------
    Diluted shares outstanding:
       Weighted average common shares outstanding. 4,494    4,500     12,668
       Share equivalents..........................    --      678         --
                                                   -----    -----     ------
       Diluted shares outstanding................. 4,494    5,178     12,668
                                                   =====    =====     ======

            (Dollar amounts in thousands except dollars per share)


15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

   Quarterly financial information for 2001 and 2000 is as follows:

                                        Successor Company 2001
                           ------------------------------------------------
                             1st       2nd       3rd       4th
                           Quarter   Quarter   Quarter   Quarter    Total
                           --------  --------  --------  --------  --------
    Net sales............. $121,239  $121,786  $112,906  $138,072  $494,003
    Cost of sales (A).....   95,759    94,157    89,893   110,898   390,707
    Net loss..............  (11,375)  (13,026)  (14,701)  (17,652)  (56,754)
                           --------  --------  --------  --------  --------
    Loss per common share:
       Basic.............. $  (2.61) $  (2.98) $  (3.35) $  (4.03) $ (12.96)
                           ========  ========  ========  ========  ========
       Diluted............ $  (2.61) $  (2.98) $  (3.35) $  (4.03) $ (12.96)
                           ========  ========  ========  ========  ========

--------
(A) Includes product development expenses and excludes depreciation and amortization.

                                                                                  Successor
                                               Predecessor Company                 Company
                                   -------------------------------------------  -------------
                                                                   2000
                                   --------------------------------------------------------------------
                                                                  Period from    Period from
                                     1st       2nd       3rd     September 1 to November 1 to
                                   Quarter   Quarter   Quarter     October 31    November 30    Total
                                   --------  --------  --------  -------------- ------------- ---------
Net sales......................... $132,412  $134,837  $122,668    $  78,414       $54,648    $ 522,979
Cost of sales (A).................  104,362   105,851    95,933       61,382        38,766      406,294
Profit (loss) before extraordinary
  gain............................  (20,551)  (17,351)  (30,196)    (267,703)          544     (335,257)
Extraordinary gain on discharge of
  debt, related accrued interest
  and other impaired claims.......       --        --        --      246,294            --      246,294
Net profit (loss).................  (20,551)  (17,351)  (30,196)     (21,409)          544      (88,963)
Loss per common share (B):
   Basic:
       Before extraordinary
         gain (loss).............. $  (1.65) $  (1.40) $  (2.41)           *       $  0.09
                                   --------  --------  --------    ---------       -------
       Net profit (loss).......... $  (1.65) $  (1.40) $  (2.41)           *       $  0.09
                                   ========  ========  ========    =========       =======
   Diluted:
       Before extraordinary
         gain (loss).............. $  (1.65) $  (1.40) $  (2.41)           *       $  0.08
                                   --------  --------  --------    ---------       -------
       Net profit (loss).......... $  (1.65) $  (1.40) $  (2.41)           *       $  0.08
                                   ========  ========  ========    =========       =======

--------
(A) Includes product development expenses and excludes depreciation and amortization.
(B) Earnings per share has not been calculated for the period from December 1, 1999 to October 31, 2000, as such results would not be meaningful.

16.  INCOME TAXES

   Profit (loss) before income taxes and extraordinary items consists of the following:

                      Successor                         Predecessor
         ----------------------------------  ---------------------------------
               Year        November 1, 2000  December 1, 1999       Year
               ended              to                to              ended
         November 30, 2001 November 30, 2000 October 31, 2000 November 30, 1999
         ----------------- ----------------- ---------------- -----------------
Domestic     $(38,458)          $ (465)         $(217,485)        $  3,547
Foreign.      (17,001)           1,297           (118,543)         (40,188)
             --------           ------          ---------         --------
             $(55,459)          $  832          $(336,028)        $(36,641)
             ========           ======          =========         ========

            (Dollar amounts in thousands except dollars per share)


   Income tax provision (benefit) consists of the following:

                                           Successor                         Predecessor
                              ----------------------------------- ---------------------------------
                                    Year        November 1, 2000  December 1, 1999       Year
                                    ended              to                to              ended
                              November 30, 2001 November 30, 2000 October 31, 2000 November 30, 1999
                              ----------------- ----------------- ---------------- -----------------
Current
   Federal...................      $   --             $ --             $  --             $  --
   State.....................           1               --                59               263
   Foreign...................         594              229               553               (88)
Deferred
   Federal...................          --               --                --               340
   Foreign...................         700               59              (839)             (619)
                                   ------             ----             -----             -----
Total tax provision (benefit)      $1,295             $288             $(227)            $(104)
                                   ======             ====             =====             =====

   A reconciliation of the reported tax expense (benefit) and the amount computed by applying the statutory U.S. federal income tax rate of 35% to profit (loss) before income taxes and extraordinary loss is as stated below:

                                              Successor                         Predecessor
                                 ----------------------------------  ---------------------------------
                                       Year        November 1, 2000  December 1, 1999       Year
                                       ended              to                to              ended
                                 November 30, 2001 November 30, 2000 October 31, 2000 November 30, 1999
                                 ----------------- ----------------- ---------------- -----------------
Computed "expected" tax
  expense (benefit).............     $(19,411)           $ 291          $(117,610)        $(12,825)
Increase (decrease) in taxes
  resulting from:
   State income taxes net of
     federal tax benefit........           --               --                 38              171
   Tax effect of dividends
     paid on stock held in
     Retirement Savings
     Plans......................         (523)              --               (533)            (530)
   Change in Valuation
     Allowance..................       14,661               --             11,610           17,047
   Foreign losses not tax
     effected at statutory rate.          914              226             20,755           (4,312)
   Cancellation of
     indebtedness income........           --               --             94,289               --
   Reorganization items, net....        5,651               --             (8,925)              --
   Miscellaneous items, net.....            3             (229)               149              345
                                     --------            -----          ---------         --------
Reported tax expense............     $  1,295            $ 288          $    (227)        $   (104)
                                     ========            =====          =========         ========

            (Dollar amounts in thousands except dollars per share)


   The components of the deferred tax assets and liabilities as of November 30, 2001 and 2000 are as stated below:

                                         November 30, 2001 November 30, 2000
                                         ----------------- -----------------
   Gross deferred tax assets:
      Accounts receivable...............     $    417          $    334
      Compensation and benefit accruals.       10,026             9,065
      Accrued expenses..................        1,749             5,583
      Net operating loss carryforwards..       54,528            32,978
      Tax credits.......................        1,338             1,338
      Inventory.........................        1,814               812
      Intangible assets.................       23,321            29,363
      Valuation allowance...............      (91,528)          (76,867)
                                             --------          --------
          Total deferred tax asset......     $  1,665          $  2,606
                                             ========          ========

                                           November 30, 2001 November 30, 2000
                                           ----------------- -----------------
  Gross deferred tax liabilities:
     Property, plant and equipment........      $1,665            $1,906
     Pension assets.......................          --                --
     Inventory............................          --                --
     Accrued expense......................          --                --
                                                ------            ------
         Total deferred tax liability.....      $1,665            $1,906
                                                ------            ------
  Net deferred tax asset..................      $   --            $  700
                                                ======            ======

   SFAS No. 109 requires a valuation allowance to reduce the deferred tax asset reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a valuation allowance of approximately $91,528 is necessary at November 30, 2001 to reduce the deferred tax assets to the amount that will more likely than not be realized. In the event that the Company recognizes, in subsequent years, the tax benefit of any deferred tax asset that existed on the Effective Date, such tax benefit would be reported as a reduction of the reorganization value in excess of amounts allocable to identifiable assets of the Company.

   In 2000, for financial reporting purposes, the Company reported a book gain of $269,433 resulting from the extinguishment of indebtedness that occurred from the bankruptcy discharge on the Effective Date. Pursuant to Section 108 of the Internal Revenue Code, this gain was excluded from income taxation and certain tax attributes of the Company were reduced, up to the amount of such income excluded from taxation.

   As of November 30, 2001, the Company had a federal net operating loss carryforward of approximately $72,221. Limitations on utilization may apply to approximately $30,425 of the net operating loss carryforward. The Company's ability to utilize tax credit attributes of $1,338 may also be limited. This limitation applies to all net built-in losses, which existed as of the change in ownership date, in this case, the Effective Date, including all items that gave rise to a deferred tax asset. Domestic net operating losses will begin to expire in the year 2019.

   As of November 30, 2001, the Company had foreign tax losses available for carryforward of approximately $84,806. A valuation allowance has been applied against these carryforwards. Foreign net operating losses will begin to expire in the year 2002.

            (Dollar amounts in thousands except dollars per share)


17.  SEGMENT REPORTING

   Effective November 30, 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement establishes standards for the reporting of information about operating segments in financial statements and requires restatement of prior years' segment information.

   For all reported periods, the Company had only one reportable industry segment--the design, manufacture and servicing of petroleum dispensing systems. The Company has two reportable operating segments: North America and Europe/Africa. In prior years, the Company reported Europe and Africa as separate operating segments. Due to a gradually decreasing percentage of total operations for Africa, the Company no longer reports this region separately. The accounting policies of the segments are the same as described in the summary of significant accounting policies. The Company evaluates the performance of each operating segment based upon income from operations before merger and acquisition costs and other unusual items. The Company's selling, general, and administrative expenses are charged to each segment based upon the operating segment where the costs were incurred. Segment results for 2001, 2000 and 1999 are summarized in the table below.

                               Successor Company

                                               North    Europe /
2001                                        America (1)  Africa  Eliminations Consolidated
----                                        ----------- -------- ------------ ------------
Customer sales.............................  $161,136   $332,867  $      --     $494,003
Intercompany sales.........................     2,508        587     (3,095)          --
Depreciation and amortization..............    14,487     15,710      3,826       34,023
Operating profit (loss), before merger and
  acquisition costs and other unusual items   (31,599)    21,134     (3,884)     (14,349)
Total assets...............................  $506,731   $264,999  $(313,661)    $458,069
November 1, 2000 to                            North    Europe /
November 30, 2000                           America (1)  Africa  Eliminations Consolidated
-------------------                         ----------- -------- ------------ ------------
Customer sales.............................  $ 18,991   $ 35,657  $      --     $ 54,648
Intercompany sales.........................       209        202       (411)          --
Depreciation and amortization..............       997      1,335        754        3,086
Operating profit (loss), before merger and
  acquisition costs and other unusual items       749      5,712       (846)       5,615
Total assets...............................  $553,154   $320,841  $(412,134)    $461,861

            (Dollar amounts in thousands except dollars per share)


                              Predecessor Company

December 1, 1999 to                            North    Europe /
October 31, 2000                            America (1)  Africa  Eliminations Consolidated
----------------                            ----------- -------- ------------ ------------
Customer sales.............................  $176,763   $291,568  $      --     $468,331
Intercompany sales.........................     4,361        947     (5,308)          --
Depreciation and amortization..............    10,596     11,764         --       22,360
Operating profit (loss), before merger and
  acquisition costs and other unusual items   (17,212)    10,962     (1,122)      (7,372)
Total assets...............................  $543,131   $310,624  $(399,427)    $454,328

                                               North    Europe /
1999                                        America (1)  Africa  Eliminations Consolidated
----                                        ----------- -------- ------------ ------------
Customer sales.............................  $244,965   $448,967  $      --     $693,932
Intercompany sales.........................     3,327        135     (3,462)          --
Depreciation and amortization..............     9,694     16,175         --       25,869
Operating profit (loss), before merger and
  acquisition costs and other unusual items      (374)    30,976         23       30,625
Total assets...............................  $633,435   $425,239  $(367,872)    $690,802

--------
(1) Includes corporate headquarters

   Reconciliation from segment information to consolidated statement of earnings:

                                                                                   Company
                                                       Successor Company         Predecessor
                                                     ---------------------  --------------------
                                                                            December 1,
                                                               November 1,     1999
                                                               2000 through   through
                                                               November 30, October 31,
                                                       2001        2000        2000       1999
                                                     --------  ------------ ----------- --------
Segment operating profit (loss)..................... $(14,349)   $ 5,615     $ (7,372)  $ 30,625
Merger and acquisition costs and other unusual items   (5,255)    (1,784)     (16,574)   (14,895)
                                                     --------    -------     --------   --------
Consolidated operating profit (loss)................ $(19,604)   $ 3,831     $(23,946)  $ 15,730
                                                     ========    =======     ========   ========

18.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                               November 1,  December 1,
                                                                 2000 to      1999 to
                                                    Year ended November 30, October 31, Year ended
                                                       2001        2000        2000        1999
-                                                   ---------- ------------ ----------- ----------
Balance, beginning of year.........................  $ 5,178      $5,273      $6,786      $2,115
Charged to operations..............................    2,974          13          35       3,187
Uncollectible accounts written off, less recoveries   (2,027)       (220)       (725)         --
Foreign currency translation and other adjustments.       65         112        (787)      1,484
Sale of entity.....................................       --          --         (36)         --
                                                     -------      ------      ------      ------
Balance, end of year...............................  $ 6,190      $5,178      $5,273      $6,786
                                                     =======      ======      ======      ======

            (Dollar amounts in thousands except dollars per share)


19.  RETIREMENT PLAN COST

   During 1999 the Company adopted SFAS No. 132, "Disclosure Requirements for Pensions and Other Postretirement Benefits." The Company has several retirement plans covering most employees, including certain employees in foreign countries. Charges to operations for the cost of the Company's retirement plans, including the RSP, were $5,132, $310, $3,312, and $3,715 in the year ended November 30, 2001, the one month period ended November 30, 2000, the eleven month period ended October 31, 2000 and the year ended November 30, 1999, respectively.

   Defined Benefit Plans (U.S.)--The Company maintained two noncontributory defined benefit pension plans which cover certain union employees, which were merged during fiscal 2001. The Company makes contributions to the plans equal to the minimum contribution required by the Internal Revenue Code. The benefits are based upon a fixed benefit rate and the employee's years of service. Future benefits under these plans were frozen as of December 31, 1990, at which time the plans' participants became eligible to participate in the RSP.

   The following table sets forth the aggregate defined benefit plans' net periodic benefit cost, funded status and the amounts reflected in the accompanying financial statements for November 30, 2001, 2000, and 1999:

                                                      2001     2000     1999
                                                     -------  -------  -------
 Components of Net Periodic Benefit Cost
 Interest cost...................................... $   748  $   786  $   797
 Expected return on market related plan assets......    (816)    (919)    (871)
 Amortization of transition (asset) obligation......      --      (47)     (51)
 Amortization of recognized actuarial loss..........      19        8      195
                                                     -------  -------  -------
 Net periodic benefit cost (credit)................. $   (49) $  (172) $    70
                                                     =======  =======  =======
 Reconciliation of Projected Benefit Obligation
 Projected benefit obligation--beginning of year.... $10,550  $10,145  $12,155
 Interest cost......................................     748      786      797
 Settlements........................................  (1,982)      --       --
 Benefits paid......................................  (1,196)  (1,228)  (1,194)
 Actuarial (gain) loss..............................     766      178   (1,614)
 Plan transfers.....................................     339       --       --
 Plan amendments....................................      --      669       --
                                                     -------  -------  -------
 Projected benefit obligation--end of year.......... $ 9,225  $10,550  $10,144
 Reconciliation of Fair Value of Plan Assets
 Plan assets at fair market value--beginning of year $11,016  $11,658  $11,103
    Actual return (loss) on plan assets.............    (352)     221    1,760
    Plan transfers..................................     370       --       --
    Employer contributions..........................      --      383       --
    Settlements.....................................  (2,009)      --       --
    Benefits paid...................................  (1,196)  (1,228)  (1,194)
    Expenses........................................     (15)     (18)     (11)
                                                     -------  -------  -------
 Plan assets at fair market value--end of year...... $ 7,814  $11,016  $11,658
                                                     =======  =======  =======

            (Dollar amounts in thousands except dollars per share)


                                                           2001     2000
                                                          -------  ------
     Reconciliation of funded status
     Funded status....................................... $(1,412) $  465
     Unrecognized actuarial gain.........................   2,992     973
                                                          -------  ------
     Net amount recognized...............................   1,580   1,438
     Minimum liability adjustment........................  (3,036)   (983)
                                                          -------  ------
     Accrued benefit asset (liability)...................  (1,456)    455
     Amounts recognized in the consolidated balance sheet
     Prepaid benefit cost................................     730     553
     Accrued benefit liability...........................  (2,186)    (98)
     Accumulated other comprehensive income..............   3,036     983
                                                          -------  ------
     Net amount recognized............................... $ 1,580  $1,438
                                                          =======  ======
     Weighted average assumptions
     Discount rate--Hourly Office Employee Plan..........    5.61%   6.05%
     Discount rate--Hourly Factory Employee Plan.........    7.25%   8.00%
     Expected return on plan assets......................    8.00%   8.00%

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

   Net periodic charges to expense were $1,181, $31, $298, and $502 in the year ended November 30, 2001, the one month period ended November 30, 2000, the eleven month period ended October 31, 2000 and the year ended November 30, 1999. The unfunded accrued benefit liability was $2,368 and $3,104 at November 30, 2001 and 2000, respectively.

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

   The number of shares of Old Preferred Stock in the RSP at November 30, 2001 and 2000 was 761,043 and 776,105 respectively, at a cost of $25 per share. The dividend yield on the Old Preferred Stock is 7.75% and the conversion rate was one share of Old Preferred Stock to one share of Old Common Stock at November 30, 1999. In connection with the restructuring at the Effective Date, the preferred stock could no longer be converted to common stock (see Note 13 to the consolidated financial statements). Each year, approximately 8% of the Old Preferred Stock held by the plan is allocated to participants' accounts. The Company guaranteed the RSP loans. A like amount entitled "Guaranteed Employees' Stock Ownership Plan (RSP) obligation" was recorded as a

            (Dollar amounts in thousands except dollars per share)

reduction of shareholders' equity at November 30, 1999. As the Company made contributions to the RSP, these contributions, plus the dividends paid on the Company's preferred stock held by the RSP, were used to repay the loans. As the principal amounts of the loans were repaid, the RSP obligation is reduced accordingly. Company contributions in excess of dividends were allocated to interest and compensation expense on a basis proportional to the required debt service on RSP loans. Amounts allocated to interest expense were $263 and $431 for 2000 and 1999, respectively. On the Effective Date, the RSP loans were cancelled and incorporated into the New Credit Agreement.

   Supplemental Executive Retirement Plan, U.S. ("SERP")--The SERP covers selected officers of the Company and provides supplemental retirement or severance benefits based on final salary plus prior two years' average bonus. The Company maintains and owns life insurance policies on the participants, the proceeds from which are expected to be approximately equal to the cost of providing the benefits.

   The following table sets forth the net periodic benefit cost, funded status, and the amounts reflected in the accompanying consolidated balance sheet as of November 30, 2001 and 2000.

                                                           2001     2000
                                                          -------  -------
     Components of Net Periodic Benefit Cost
     Service cost........................................ $   885  $   804
     Interest cost.......................................     348      392
     Amortization of prior service cost..................      --      536
     Amortization of recognized actuarial gain...........      --     (656)
                                                          -------  -------
     Net periodic benefit cost........................... $ 1,233  $ 1,076
                                                          -------  -------
     Reconciliation of Projected Benefit Obligation
     Projected benefit obligation--beginning of year*.... $ 4,347  $ 3,394
     Service cost........................................     885      804
     Interest cost.......................................     348      392
     Benefits paid.......................................    (193)      --
     Actuarial loss......................................    (288)    (243)
                                                          -------  -------
     Projected benefit obligation--end of year........... $ 5,099  $ 4,347
     Reconciliation of funded status
     Funded Status....................................... $(5,099) $(4,347)
     Unrecognized actuarial gain.........................    (346)     (58)
                                                          -------  -------
     Net amount recognized............................... $(5,445) $(4,405)
                                                          -------  -------
     Accrued benefit liability........................... $(5,445) $(4,405)
     Amounts recognized in the consolidated balance sheet
     Accrued benefit liability........................... $(5,445) $(4,405)
                                                          -------  -------
     Net amount recognized............................... $(5,445) $(4,405)
                                                          -------  -------
     Weighted average assumptions
     Discount rate.......................................    7.25%    8.00%
     Rate of compensation increase.......................    4.00%    4.00%

--------
* Projected benefit obligation shown for beginning of year for 2000 is the obligation at plan inception.

   At October 31, 2000, an adjustment of $3,329 was made to increase projected benefit obligation costs for the SERP as a result of stating the plan liability at fair value under "fresh start accounting." This adjustment was recorded in the eleven month period ended October 31, 2000 and was included as a component of "reorganization costs" in the Consolidated Statement of Earnings.

   The net pension benefit cost for 2000 consisted of $98 for the one month period ended November 30, 2000 and $978 for the eleven month period ended October 31, 2000.

            (Dollar amounts in thousands except dollars per share)


20.  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

   The Company provides defined benefit postretirement health and life insurance benefits to most of its U.S. employees. Covered employees become eligible for these benefits at retirement, after meeting minimum age and service requirements. The Company continues to fund benefits on a pay-as-you-go basis, with some retirees paying a portion of the costs. The components of net periodic benefit cost for the years ended November 30, 2001, 2000 and 1999 are as follows:

                                                  2001   2000    1999
                                                 ------ ------  ------
         Components of Net Periodic Benefit Cost
         Service cost........................... $  467 $  472  $  425
         Interest cost..........................  1,254  1,125     930
         Amortization of prior service cost.....     --      5      --
         Recognized actuarial gain..............     --    (17)     (7)
                                                 ------ ------  ------
         Net periodic benefit cost.............. $1,721 $1,585  $1,348
                                                 ====== ======  ======

   The accumulated postretirement benefit obligations as of November 30, 2001 and 2000 and 1999, respectively, consisted of unfunded obligations as follows:

                                                                   2001      2000
                                                                 --------  --------
Reconciliation of accumulated postretirement benefit obligation
Accumulated postretirement benefit obligation--beginning balance $ 15,061  $ 16,482
Service cost....................................................      467       472
Interest cost...................................................    1,254     1,125
Participant contributions.......................................       39        24
Benefits paid...................................................   (1,361)   (1,251)
Actuarial (gain) loss...........................................    2,729    (1,791)
                                                                 --------  --------
Accumulated postretirement benefit obligation--ending balance... $ 18,189  $ 15,061
Reconciliation of fair value plan assets
Employer contributions.......................................... $  1,322  $  1,227
Participant contributions.......................................       39        24
Benefits paid...................................................   (1,361)   (1,251)
                                                                 --------  --------
Plan assets at fair market value--ending balance................ $     --  $     --
Reconciliation of funded status
Funded status................................................... $(18,189) $(15,061)
Unrecognized actuarial loss.....................................    2,754        24
                                                                 --------  --------
Net amount recognized in the consolidated balance sheet......... $(15,435) $(15,037)
                                                                 ========  ========
Weighted average assumptions
Discount rate...................................................     7.25%     8.00%
Valuation year health care cost trend rate......................     7.50%     8.00%
Ultimate health care cost trend rate............................     4.50%     4.50%
First year of ultimate health care cost trend rate..............     2007      2007

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

            (Dollar amounts in thousands except dollars per share)

   The net periodic benefit cost for 2000 consisted of $139 for the one month period ended November 30, 2000 and $1,446 for the eleven month period ended October 31, 2000.

   The health care cost trend rate used to value the accumulated postretirement benefit obligation is assumed to decrease gradually to an ultimate rate of 4.5% in 2007. A 1% increase in this annual trend rate would increase the accumulated postretirement benefit obligation as of November 30, 2001 by approximately $2,665 and the combined service and interest components of the annual net postretirement health care cost by approximately $284. A 1% decrease in this annual trend rate would decrease the accumulated postretirement benefit obligation as of November 30, 2001 by approximately $2,274 and the combined service and interest components of the annual net postretirement health care cost by approximately $238.

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

   The Company has been named as a potentially responsible party ("PRP") under CERCLA or similar state Superfund laws at the I. Jones Recycling Site in Fort Wayne, Indiana. The Company believes that the clean up at

            (Dollar amounts in thousands except dollars per share)

this site is largely complete and that it has paid, or has currently accrued sufficient funds to pay, any liabilities it may have associated with the clean up of this site. The Company also owns or leases, and has in the past owned or leased, numerous properties that for many years have been used in industrial and manufacturing operations. Although the Company has in the past utilized operating and disposal practices that were standard for the industry at the time, hazardous substances may have been disposed of or released on or under the properties owned or leased by the Company, or on or under other locations where such wastes have been taken for disposal. The Company currently owns property near Atlanta, Georgia on which maintenance and testing of fuel dispensing equipment was previously performed. As part of this operation, chlorinated solvents were inadvertently released into the soil and groundwater through the facility septic system. Migration of these releases has caused solvent concentrations above background levels in the groundwater under an adjacent residential property. The Company has completed the cleanup of this release under the oversight of the Georgia Environmental Protection Division of the Georgia Department of Natural Resources, and is currently monitoring the property to ensure that additional cleanup work is not necessary. The Company also has contracted to sell property near Jasper, Tennessee where chlorinated solvents have been detected in the groundwater. The Company has engaged a firm to remediate the site pursuant to an agreement with the Tennessee Department of Environment and Conservation. The firm has begun a groundwater characterization that is expected to cost approximately $400. Depending upon the results of the characterization (which could take between 6 months and 2 years to complete), additional work may be necessary. Upon completion of the remediation, the Company will seek a no further action letter from the State of Tennessee. Additionally, the Company owns a site in the State of Illinois, which was formerly a die cast operation. The Company has submitted the site to the State of Illinois site remediation program. The Company has retained a firm to assess the situation and to develop a remediation plan. The Company does not yet know what costs, if any, will be necessary for remediation. The Company also has a site located in Bladel, the Netherlands that was acquired as a part of the RPS Acquisition. At the time of purchase, the site had accrued $700 for clean-up costs associated with environmental matters. Schlumberger is responsible for the cleanup and any amounts in excess of the accrual.

   Total amounts included in accrued expenses related to environmental matters were $1,194 and $1,057 at November 30, 2001 and 2000, respectively.

   Product Liability and Other Matters--The Company is subject to various other legal actions arising out of the conduct of its business, including actions relating to product liability, and claims for damages alleging violations of federal, state, or local statutes or ordinances as well as claims for breach of various contract relationships. Total amounts included in accrued expenses related to these actions were $1,829 and $1,266 at November 30, 2001 and 2000, respectively.

   On October 18, 2000, Schlumberger filed a claim with the Bankruptcy Court with respect to the Company's acquisition of RPS. The claim, which was subsequently modified on January 12, 2001, is for various sums allegedly due to Schlumberger, totaling $10,000. The Predecessor Company believed that $6,507 of the claim was valid and made a provision for that amount. Pursuant to the Plan, this provision was discharged as an impaired claim and included in the calculation of extraordinary gain for the eleven months ended October 31, 2000. If the remaining amount of the claim were to be upheld, it would be treated similarly to the claims of other impaired unsecured creditors. The Company has not paid this claim as it has a counter-claim against Schlumberger for amounts due and alleged to be due to the Company on account of Schlumberger's alleged material breach of various representations and warranties in connection with the acquisition of RPS. The amount of the Company's counter-claim is substantially higher than the amount of Schlumberger's claim. The Company has commenced arbitration proceedings and filed its Statement of Claim in the International Court of Arbitration to resolve this matter.

            (Dollar amounts in thousands except dollars per share)


   On or about September 11, 1998, the Company entered into a Remarketing Agreement with Radiant Systems, Inc. Radiant has alleged that the Company did not satisfy certain of its commitments in the Remarketing Agreement. The parties have entered into a Master Agreement, Remarketer Agreement, and Manufacturing Agreement on March 28, 2002 that resolved the matter. The Company has recorded a liability of approximately $2,000.

   The Company has received a subpoena from the SEC requiring submission of documentation related to the RPS acquisition that occurred in 1998 and the subsequent treatment of goodwill related to that acquisition by the Company on certain of its financial statements through the time of the Company's Chapter 11 bankruptcy during the fiscal year 2000. The Company is cooperating fully with the SEC in its response to that subpoena.

   In the opinion of the Company, amounts accrued for awards or assessments in connection with these matters at this time are adequate and the ultimate resolution of environmental, product liability, and other legal matters will not have a material effect on the Company's consolidated financial position, results of operations, or cash flows. The Company is not able to estimate the additional loss or range of loss that is reasonably possible, beyond the amounts accrued. The Company reassesses these matters as new facts and cases are brought to management's attention.

22.  DERIVATIVE INSTRUMENTS

   Through its subsidiary, Tokheim-Italia s.r.l, the Company has entered into interest rate swap agreements to guard against interest rate fluctuations on certain debt. However, these agreements do not qualify as hedges, as defined by the SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

   The nominal amount of the instruments at November 30, 2001 was $2,315. These instruments will expire in 2003 and 2006. The recording of fair value at November 30, 2001 resulted in the creation of a liability and a charge to interest expense of $88.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors, Tokheim Corporation

   We have audited the accompanying consolidated balance sheet of Tokheim Corporation and subsidiaries (Successor Company) as of November 30, 2001, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tokheim Corporation and subsidiaries (Successor Company) at November 30, 2001, and the consolidated results of its operations and its cash flow for the year then ended in conformity with accounting principles generally accepted in the United States.

   The accompanying financial statements have been prepared assuming that Tokheim Corporation (Successor Company) will continue as a going concern. As more fully described in Note 3 to the consolidated financial statements, the Company experienced a net loss for the year ended November 30, 2001 and has negative working capital at November 30, 2001. In addition, the terms of the Company's debt arrangements include quantitative and qualitative covenants, certain of which were violated during the year ended November 30, 2001 and subsequently waived by the bank group, and provide that the bank group, in its sole discretion, has the ability to accelerate the maturity of substantially all of the Company's debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3 to the consolidated financial statements. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

   As more fully described in Note 2 to the consolidated financial statements, effective October 20, 2000, the Company emerged from protection under Chapter 11 of the U.S. Bankruptcy Code pursuant to a Plan of Reorganization. The Company adopted "fresh start" accounting whereby its assets, liabilities and new capital structure were adjusted to reflect estimated fair values as of October 31, 2000. As a result, the consolidated financial statements for periods subsequent to October 31, 2000 reflect the Successor Company's new basis of accounting and are not comparable to the Predecessor Company's consolidated financial statements prepared on a pre-reorganization basis.

ERNST & YOUNG LLP

Fort Wayne, Indiana
April 15, 2002

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors, Tokheim Corporation

   We have audited the accompanying consolidated balance sheet of Tokheim Corporation and its subsidiaries as of November 30, 2000 (Successor Company), and the related consolidated statements of earnings, shareholders' equity and cash flows for the period from November 1, 2000 to November 30, 2000 (Successor Company) and for the period from December 1, 1999 to October 31, 2000 (Predecessor Company). We have also audited the consolidated statements of earnings, shareholders' equity and cash flows for the year ended November 30, 1999 (Predecessor Company). The Predecessor Company and the Successor Company may be hereinafter referred to as the Company. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tokheim Corporation and its subsidiaries at November 30, 2000 (Successor Company) and the results of their operations and their cash flows for the period from November 1, 2000 to November 30, 2000 (Successor Company), for the period from December 1, 1999 to October 31, 2000 (Predecessor Company), and for the year ended November 30, 1999 (Predecessor Company), in conformity with accounting principles generally accepted in the United States of America.

   As more fully described in Note 3 to the consolidated financial statements, Tokheim Corporation and subsidiaries (Successor Company) has incurred a net loss in 2001 and is experiencing capital funding and liquidity difficulties. Management is seeking to restructure the Successor Company's capital structure. The impact of the resolution of these matters on the future operations of the Successor Company is uncertain.

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

PriceWaterHouseCoopers LLP

Indianapolis, Indiana
March 19, 2001, except as to the fourth paragraph above for which the date is April 15, 2002

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

   Upon approval by the audit committee, the Company engaged Ernst & Young LLP as its independent public accountants, effective June 12, 2001.

   Following the solicitation by Tokheim of bids for independent public accountants, PricewaterhouseCoopers LLP ("PwC") informed the Chief Financial Officer of the Company via telephone on May 18, 2001 that PwC was not going to make a proposal to continue as the Company's independent public accountants and that PwC resigned as the current independent public accountants of the Company effective immediately. PwC sent the Company a letter on May 18, 2001 confirming that the client-auditor relationship between the Company and PwC had ceased. PwC had served as the Company's independent public accountant for more than 15 years.

   PwC's reports on the financial statements for the fiscal years ended November 30, 2000 and 1999, respectively, did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

   In connection with its audits for the fiscal years ended November 30, 2000 and 1999, respectively, and through May 18, 2001, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PwC would have caused them to make reference thereto in their report on the financial statements for such years, except that in the second quarter of 1999, the Company and PwC had a disagreement over the propriety of charging certain payroll costs to acquisition reserves. The financial statements were adjusted to PwC's satisfaction prior to the filing of the second quarter report on Form 10-Q. The Company authorized PwC to respond fully to the inquiries of the successor accountant concerning the subject matter of such disagreement.

   In the fiscal years ended November 30, 2000 and 1999 and through May 18, 2001, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)) except as follows:

      1. In connection with the audit of the fiscal year ended November 30, 1999, PwC advised the Company in PwC's report to the Company's Audit Committee of an internal control deficiency at one of the Company's U.S. subsidiaries, specifically inadequate inventory control and valuation procedures. The Company undertook certain steps to address the internal control deficiencies. The Company's Audit Committee discussed the subject matter of PwC's report with PwC. The Company authorized PwC to respond fully to the inquiries of the successor accountant concerning the subject matter of such issue.

      2. In connection with the audit of the fiscal year ended November 30, 2000 financial statements, PwC advised the Company in PwC's report to the Company's Audit Committee of an internal control deficiency at one of the Company's German subsidiaries, specifically inadequate preparation of reconciliations, account analyses and supporting documentation in a timely manner. The Company provided the required reconciliations, account analyses and supporting documentation prior to the completion of the audit. The Company's Audit Committee discussed the subject matter of PwC's report with PwC. The Company authorized PwC to respond fully to the inquiries of the successor accountant concerning the subject matter of such issue.

   Reference is made hereby to Exhibit 16.2 attached to the Company's Report on Form 8-K/A, dated May 18, 2001, the same being a letter from PricewaterhouseCoopers LLP, addressed to the SEC, setting forth their agreement with the previous four paragraphs of this Item 9, in addition to acknowledging that the Company had requested it to furnish the required letter. Said Exhibit
16.2 is hereby incorporated by reference into this Report on Form 10-K.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

   The following is a list of the Company's directors and executive officers as of April 15, 2002, together with biographical summaries of their experience. The ages of the persons set forth below are as of April 15, 2002.

       Name                    Age     Position(s) with the Company
       ----                    --- -------------------------------------
       John S. Hamilton....... 42  President and Chief Executive Officer

       Jacques St-Denis....... 44  Vice President, Strategic Resources

       Neil H. Thomas......... 36  Vice President, Global Marketing and
                                   Strategy

       John W. Ballantine..... 56  Director

       David Forbes-Nixon..... 37  Director

       George A. Helland, Jr.. 64  Director

       Horst J. Metz.......... 55  Director

       Gerald G. Nadig........ 56  Director

       Andrew Phillips........ 39  Director

       William E. Redmond, Jr. 42  Director

   John S. Hamilton has been President and Chief Executive Officer of the Company since September 4, 2001 and a Director since September 5, 2001. Previously, he was Group President at The Harbour Group from 1999 to 2001, Senior Vice President and Chief Operating Officer for the Fairchild Corporation from 1997 to 1999, and Vice President and General Manager of AlliedSignal Inc. from 1996 to 1997.

   Jacques St-Denis has been Vice President, Strategic Resources of the Company since November 2001. From 1998 to 2001, he served as Executive Vice President, Global Operations of the Company. From 1996 to 1998, he served as President and Director General of Tokheim-Sofitam S.A. During 1996, he served as Vice President, Tokheim International. From 1995 to 1996, he was the Company's Director of Marketing, and from 1993 to 1994, he was the Company's Director of Worldwide Services. Previously, Mr. St-Denis served as Managing Director of European Operations and National Sales and Marketing Director, USA, for Babson Brothers Company.

   Neil H. Thomas has been Vice President, Global Marketing and Strategy of the Company since August 2001. From October 1998 to July 2001, he was Senior Manager in the Global Energy Practice at Arthur D. Little, a leading firm of management consultants. Prior to that, he spent 8 years in various marketing, planning, and retail sales roles at Gulf Oil (U.K. subsidiary of Chevron Corporation).

   John W. Ballantine has been a Director of the Company since November 2000. He has been a private investor since 1998. He was Executive Vice President of First Chicago NDB Corp./The First National Bank of Chicago from 1992 to 1998. He is currently a Director of First Oak Brook Bankshares Oak Brook bank and Scudder Funds (Chicago Board).

   David Forbes-Nixon has been a Director of the Company since November 2000. He is a Managing Director of Barclays Bank PLC, which he has served in various capacities since 1995.

   George A. Helland, Jr. has been a Director of the Company since February 2001. He has been an independent management consultant and Senior Associate, Cambridge Energy Research Associates, since 1997. Prior to 1997, he was Vice President Operations for Dresser Industries, Inc. He is currently a Director of Hunting PLC and NS Group, Inc.

   Horst J. Metz has been a Director of the Company since November 2000. He was Senior Vice President of Booz, Allen & Hamilton, Inc., (BAH) from 1995 to 1997. He held the position of Vice President of BAH prior to 1995 and was a Director at BAH from 1987 to 1990 and from 1992 to 1994.

   Gerald G. Nadig has been a Director of the Company since November 2000. He has been Chairman of the Board of Material Sciences Corporation ("MSC") since 1998. He has been Chief Executive Officer of MSC since 1997 and President of MSC since 1991.

   Andrew Phillips has been a Director of the Company since November 2000. He has been Investment Director of Intermediate Capital Group, a London, England, based investor in high yield bonds, leveraged and mezzanine loans since 1989.

   William E. Redmond, Jr. has been a Director of the Company since November 2000. He has been Chairman of the Board, President and CEO of Gardenway, Inc. since 1996. Previously, he was Vice President Field Operations, Quaker Oats Company from 1994 to 1996.

  Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and the beneficial owners of more than 10% of any class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the Section 16(a) forms furnished to the Company and written representations from the Company's executive officers, directors and 10% beneficial owners, all reports were filed on a timely basis.

Item 11.  Executive Compensation

   The following tables set forth various aspects of executive compensation paid by the Company for services over the past three fiscal years to the Company's Chief Executive Officer and each of the four most highly compensated executive officers (the "Named Executive Officers"). Amounts set forth below are in actual dollars.

                          Summary Compensation Table

                                                                                               Long-Term
                                                                                              Compensation
                                                                  Annual Compensation            Awards
-                                                         -------------------------------      Securities
                                                                               Other Annual    Underlying   All Other
Name and Principal Position                          Year  Salary      Bonus   Compensation     Options    Compensation
---------------------------                          ---- --------    -------- ------------   ------------ ------------
D. K. Pinner(1)..................................... 2001 $241,800    $     --   $236,582(2)                 $442,243(3)
   Chairman, President and Chief Executive Officer   2000  483,600          --     12,483       100,000(4)    112,335
                                                     1999  476,883          --     12,317        75,000(5)     98,733
G. A. Helland, Jr................................... 2001  253,438(6)       --     85,151(7)         --        32,617(8)
   Acting Chief Executive Officer
J. S. Hamilton...................................... 2001   93,750     130,000         --            --            --
   President and Chief Executive Officer, Director
R. L. Macdonald(9).................................. 2001  333,818          --      4,749(10)        --        25,161(11)
   Executive Vice President, Finance and Chief       2000  177,273          --         --            --        58,147
   Financial Officer
J. St-Denis......................................... 2001  298,555          --      1,006(12)        --        33,940(13)
   Executive Vice President, Operations              2000  288,960          --        912            --        24,516
                                                     1999  284,947          --        847        31,000(5)     21,270
N. L. Roelke(14).................................... 2001  165,600          --      1,226(15)        --        60,368(16)
   Vice President, Secretary and General Counsel     2000  186,000          --      1,182            --        28,617
                                                     1999  183,417          --      1,546        15,000(5)     25,793
S. A. Swogger(19)................................... 2001  192,000          --        580(17)        --        15,498(18)
   President, Tokheim U.S.                           2000  190,333      12,890        556            --        14,871
                                                     1999  171,996          --        844        10,000(5)     13,255

--------
 (1) Mr. Pinner resigned from the Company on March 31, 2001. The information provided for Mr. Pinner is through November 30, 2001.
 (2) Represents taxes paid on Mr. Pinner's behalf of $6,717 plus SERP payments of $217,620 and $12,245 of lease payments made on a company provided vehicle.
 (3) Includes Company contributions to the Retirement Savings Plan of $9,350; term life insurance premiums of $13,425; and $105,271 estimated present value of cash surrender value to be received in future years. Also includes $241,800 in severance and $72,397 of accrued vacation paid upon Mr. Pinner's departure.
 (4) Stock options held by Mr. Pinner were cancelled upon his resignation from the Company.
 (5) All of these options were canceled pursuant to the Plan of Reorganization.
 (6) Represents fees paid by the Company to Mr. Helland as Acting CEO.
 (7) Represents travel and living expense reimbursements by the Company.
 (8) Represents fees paid by the Company to Mr. Helland as Director fees.
 (9) Mr. Macdonald resigned from the Company on March 5, 2002.
(10) Represents taxes paid on Mr. Macdonald's behalf.
(11) Includes Company contributions to the Retirement Savings Plan of $7,950; term life insurance premiums of $9,490; and $7,721 estimated present value of cash surrender value to be received in future years.
(12) Represents taxes paid on Mr. St-Denis' behalf.
(13) Includes Company contributions to the Retirement Savings Plan of $9,350; term life insurance premiums of $2,011; and $22,579 estimated present value of cash surrender value to be received in future years.
(14) Mr. Roelke left the Company on or about August 31, 2001.
(15) Represents taxes paid on Mr. Roelke's behalf.
(16) Includes Company contributions to the Retirement Savings Plan of $8,700; term life insurance premiums of $2,451; and $20,413 estimated present value of cash surrender value to be received in future years. Also includes $28,804 in accrued vacation pay paid upon Mr. Roelke's departure. In addition, after his departure, Mr. Roelke provided certain consulting services to the Company in the total agreed upon amount of $44,900, which the Company paid to Mr. Roelke in the 2002 fiscal year (and which is not included in the $60,368 amount above).
(17) Represents taxes paid on Mr. Swogger's behalf.
(18) Includes Company contributions to the Retirement Savings Plan of $9,350; term life insurance premiums of $1,159; and $4,989 estimated present value of cash surrender value to be received in future years.
(19) Mr. Swogger left the Company on or about January 31, 2002.

   The Company did not grant any stock options during the fiscal year ended November 30, 2001 to the Named Executive Officers. In addition, there were no exercises of options during fiscal year 2001 by any of the Named Executive Officers. As of November 30, 2001, there were no securities underlying unexercised options.

  Compensation of Directors

   During fiscal year 2001, the compensation for the Directors consisted of a quarterly retainer of $7,500; an additional $2,000 for each committee chairman; $1,500 for each personally attended Board meeting or Board committee meeting; and $500 for each Board meeting or Board committee meeting attended by telephone. In addition, George A. Helland, Jr. received a $5,000 fee for his position as Lead Director and $1,750 a day for each day he worked on Company business. See footnote notes 6, 7 and 8 to the Summary Compensation Table above.

   Directors who are officers or employees of the Company receive no additional compensation for their services as directors.

  Employment Contracts and Change-in-Control Arrangements

   The Company has entered into employment agreements with certain of its Named Executive Officers, including its Chief Executive Officer. These agreements provide for basic terms of compensation for these officers, as well as identifying existing benefit programs extended by the Company. These agreements also restrict the officers from competing with the Company under certain circumstances and prohibit disclosure of confidential information. In addition, the agreements provide for termination benefits in the event an executive officer is terminated without cause (as defined in the agreements themselves) or, with certain agreements, in the event of change in control of the Company (as defined in the agreements themselves) coupled with a termination or constructive termination of employment (as defined in the agreements themselves). These benefits essentially provide for continuing salary and fringe benefits for a period of time in the event that termination of employment occurs within 12 months from the date of change in control. When triggered under any of the above agreements, the benefits provided range from 18 to 24 months. These change in control provisions are intended to keep the Company competitive in its recruitment and retention of senior management personnel. Based upon the level of current compensation of the Named Executive Officers payments under these provisions would range in the aggregate between $1,000,000 and $2,000,000 annually in the event of a termination following a change in control.

  Repricing of Options

   The Company has adopted a policy prohibiting the reissue or repricing of any options granted under the Company's Stock Incentive Plan.

  Compensation Committee Interlocks and Insider Participation

   Not applicable.

  Compensation Committee Report

   The Compensation Committee of the Board of Directors (the "Committee") is responsible for the approval and administration of compensation programs relating to the pay of all executive officers and selected key management employees. It is the objective of the Committee to ensure the Company's ability to attract and retain the highest caliber executives by providing adequate and appropriate compensation programs for attainment of financial results, which ultimately benefit the shareholders, customers, employees, and communities in which the Company operates. The Committee approves all compensation involving the executive officers, all incentive stock awards, and periodically reviews compensation for other key management employees.

  Salaries

   To attract and retain the most capable executives, it is the responsibility of the Committee to design a compensation program that is competitive with similar manufacturing companies. The President and Chief Executive Officer's salary is established by the Committee and approved by the Board of Directors. The President and Chief Executive Officer submits the recommended remuneration for the executive officers, operating under his control, to the Committee for approval. The Committee, with the assistance of a Professional Recruiting and Compensation firm, prepared and compared a complete financial package for its Chief Executive Officer against like packages for companies in similar industries and geographical locations. The Committee decided that future compensation for the President and Chief Executive Officer, while still incorporating the elements of base salary, bonus, and long-term incentives, should depend upon the achievement of specific measurable financial targets and goals.

  Stock Incentive Plan

   To further encourage superior financial results, the Company implemented a Stock Incentive Plan which was approved by the shareholders at the 1993 Annual Shareholders Meeting and subsequently amended at the 1997 Annual Shareholders Meeting to provide additional shares for stock awards. The purpose of this plan was to promote the long-term financial performance of the Company by distributing stock incentive awards to key management for attaining corporate and individual objectives. The options granted under this plan vested over a number of years to encourage the financial growth of the Company and the retaining of key personnel. On the Effective Date, all rights and awards granted under the Stock Incentive Plan were cancelled and the Successor

Company approved a new stock option plan, which provided certain key employees of the Successor Company the right to acquire shares of New Common Stock.

   There were no stock awards granted during the 2001 fiscal year.

  Cash Bonuses

   Also, to promote superior financial results, the Committee has adopted and is responsible for administering a Management Incentive Bonus Plan. This plan is designed to encourage sustained progress and growth of the Company coupled with positive financial results for the benefit of its shareholders. The bonuses under this plan are based on the attainment of corporate objectives and individual performance during the fiscal year as stated in the Company's Business Plan and as approved by the Board of Directors. There were no cash bonuses based upon the Company's performance paid for the 2001 fiscal year. However, bonuses were paid to Named Executive Officers in connection with their employment agreements.

  Committee Composition

   This Report is submitted on behalf of the Compensation Committee of the Board of Directors, which comprises: William E. Redmond, Jr., Andrew Phillips, and George A. Helland, Jr.

  Performance Graph

                    Comparison of Cumulative Total Return*
            Tokheim Corporation, Russell 2000 Index and Peer Group
                   (Performance Results Through 11/30/2001)

                                    [CHART]

             Tokheim Corporation      Russell 2000 Index            Peer Group

11/21/2000          $100                     $100                      $100

11/30/2001        $1,200                      $99                      $104

                                       11/21/2000 11/30/2001
                    ----------------------------------------
                    TOKHEIM CORP......   100.00    1,200.00
                    ----------------------------------------
                    Russell 2000 Index   100.00       98.71
                    ----------------------------------------
                    Peer Group........   100.00      104.23
                    ----------------------------------------

Assumes $100 invested at the close of trading on 11/21/2000 in Tokheim Corporation Common Stock, Russell 2000 Index and Peer Group.
*Cumulative total return assumes reinvestment of dividends
                                          Source: Houlihan Lokey Howard & Zukin

   Factual material is obtained from sources believed to be reliable, but the Company is not responsible for any errors or omissions contained therein.

   Pursuant to the Plan, as of the Effective Date, all outstanding shares of Old Common Stock were cancelled and shares of New Common Stock were authorized and issued, as more fully described in Note 2 to the consolidated financial statements. Because comparisons of returns on the Old Common Stock would not be meaningful, information is presented only for the period after which trading in New Common Stock commenced on the OTC Bulletin Board.

   All New Common Stock was issued as of the Effective Date. Prior to this date, no market existed for this stock. As such, stock values within the initial year fluctuated substantially. This fluctuation should not be taken as an expectation of future returns.

   As the OTC Bulletin Board is not an exchange, over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

   The following table sets forth, as of March 31, 2002, the number of (i) shares of New Common Stock, (ii) shares of New Common Stock in the Company's Retirement Savings Plan, (iii) shares of Old Preferred Stock in the Company's Retirement Savings Plan and (iv) exercisable stock options beneficially owned by all directors and nominees of the Company, by each of the Named Executive Officers, and by directors and executive officers of the Company as a group.

                 Amount and Nature of Beneficial Ownership (1)

                                          New        Old
                                  New    Common   Preferred   Exercisable Percent
                                 Common Stock in Stock in the    Stock      of
Name                             Stock  the RSP      RSP        Options    Class
----                             ------ -------- ------------ ----------- -------
John W. Ballantine..............   --      --             --      --         *
William H. Hardie, III..........   --      --             --      --         *
George A. Helland, Jr...........   --      --             --      --         *
Robert L. Macdonald.............   --      --        374.996      --         *
Horst J. Metz...................   --      --             --      --         *
Gerald G. Nadig.................   --      --             --      --         *
David Forbes-Nixon (2)..........   --      --             --      --         *
Andrew Phillips.................   --      --             --      --         *
Douglas K. Pinner...............   --      --             --      --         *
William E. Redmond, Jr..........   --      --             --      --         *
Norman L. Roelke................   --      --      4,744.396      --         *
Jacques St-Denis................   --      --      3,441.735      --         *
Scott A. Swogger................   --      --      2,873.469      --         *
Executive Officers and Directors
  as a Group (13 persons).......   --      --     11,434.596      --         *

--------
*  Represents less than 1% of the Company's outstanding New Common Stock.
(1) The Directors do not have beneficial ownership in the Company as a result of the implementation of the Plan.
(2) Mr. Forbes-Nixon disclaims ownership of 1,030,455 shares of Common Stock beneficially owned by Barclays Bank PLC.

   The following table sets forth, as of March 31, 2002, the number of shares of New Common Stock beneficially owned by the only persons known to the Company to own more than 5% of the outstanding shares of New Common Stock and the holder of the Company's Old Preferred Stock.

    Name of Individual      Amount and Nature of     Class of     Percent of
   or Identity of Group     Beneficial Ownership      Shares        Class
   --------------------     -------------------- ---------------- ----------
   Barclays Bank PLC.......      1,030,455       New Common Stock    24.6
   5 The North Colonnade
   Canary Wharf
   London E14 4BB

   The Bank of New York....        764,626       New Common Stock    18.3
   925 Patterson Plank Road
   Secaucus, NJ 07094
   JP Morgan/Chase Bank....        369,161       New Common Stock     8.8
   14201 Dallas Parkway
   Dallas, TX 75254
   Citibank of N.A.........        286,740       New Common Stock     6.9
   3800 Citicorp Center
   Tampa, FL 33610
   Brown Brothers..........        248,062       New Common Stock     5.9
   63 Wall Street
   New York, NY 10005
   The Bank of New York....        779,130(1)    New Common Stock   100.0
   One Wall Street
   New York, NY 10286

--------
(1) Represents shares of the Company's Old Preferred Stock held by the Trustee of the Retirement Savings Plan for Employees of Tokheim Corporation and Subsidiaries. Pursuant to this qualified plan, shares of Old Preferred Stock are to be allocated from time to time to the Company's employees, including its officers. It is not possible to predict the actual number of shares of Old Preferred Stock, which will be allocated to officers in the future. Allocated shares are voted by the participants, including officers, to whom they are allocated. Unallocated shares are voted by the Trustee in proportion to the vote by participants with respect to allocated shares.

Item 13.  Certain Relationships and Related Transactions

   None.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) (1)   Financial Statements

   Included as outlined in Item 8 of Part II of this Report:

Consolidated Statement of Earnings for the year ended November 30, 2001, the one month period ended November 30, 2000, the eleven month period ended October 31, 2000 and the year ended
  November 30, 1999............................................................................... Page 22
Consolidated Balance Sheet as of November 30, 2001 and 2000....................................... Page 23
Consolidated Statement of Cash Flows for the year ended November 30, 2001, the one month period ended November 30, 2000, the eleven month period ended October 31, 2000 and the year ended
  November 30, 1999............................................................................... Page 24
Consolidated Statement of Shareholders' Equity for the year ended November 30, 2001, the one month period ended November 30, 2000, the eleven month period ended October 31, 2000 and the year ended November 30, 1999......................................................................... Page 25
Notes to Consolidated Financial Statements........................................................ Page 27
Reports of Independent Accountants................................................................ Page 59

(a) (2)  Financial Statement Schedules

   The requirement for Schedule II, "Valuation and Qualifying Accounts" is included in the financial statements included in Item 8 of Part II of this report.

   All other schedules are not required under the related instructions or are inapplicable to the Company and have therefore been omitted.

(a)(3)  Exhibits

Exhibit
  No.                                                 Document
-------                                               --------
  2.1.. Filing of a Joint Prepackaged Plan of Reorganization for the Company and its U.S. subsidiaries pursuant to chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (incorporated herein by reference to the Company's Current Report on
        Form 8-K/A dated September 11, 2000).
  2.2.. Confirmation of the Joint Prepackaged Plan of Reorganization for the Company and its U.S.
        subsidiaries pursuant to chapter 11 of the United States Bankruptcy Code with the United States
        Bankruptcy Court for the District of Delaware (incorporated herein by reference to the Company's
        Current Report on Form 8-K dated October 16, 2000).
  3.1.. Amended and Restated Articles of Incorporation of Tokheim Corporation, as filed with the Indiana
        Secretary of State as of October 20, 2000 (incorporated herein by reference to the Company's
        Quarterly Report on Form 10-Q, for the quarter ended August 31, 2000).
  3.2.. Amended and Restated Bylaws of Tokheim Corporation, as amended and restated as of October 20,
        2000 (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, for the
        quarter ended August 31, 2000).
  4.1.. Post-Confirmation Credit Agreement, dated as of October 20, 2000, among Tokheim Corporation, various subsidiaries thereof as Borrowers, various financial institutions, AmSouth Bank, as
        Documentation Agent, and ABN AMRO Bank N.V., as Administrative Agent (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended August 31, 2000).
  4.2.. Series A Warrant Agreement, dated as of October 20, 2000, among Tokheim Corporation and the holders of Series A Warrant Certificates (incorporated herein by reference to the Company's
        Quarterly Report on Form 10-Q, for the quarter ended August 31, 2000).
  4.3.. Series B Warrant Agreement, dated as of October 20, 2000, among Tokheim Corporation and
        Computershare Investor Services, LLC, as Warrant Agent (incorporated herein by reference to the
        Company's Quarterly Report on Form 10-Q, for the quarter ended August 31, 2000).
  4.4.. Series C Warrant Agreement, dated as of October 20, 2000, among Tokheim Corporation and
        Computershare Investor Services, LLC, as Warrant Agent (incorporated herein by reference to the
        Company's Quarterly Report on Form 10-Q, for the quarter ended August 31, 2000).
  4.5.. Registration Rights Agreement, dated as of October 20, 2000, among Tokheim Corporation and the
        Holders of Stock to be listed on Schedule 1 (incorporated herein by reference to the Company's
        Quarterly Report on Form 10-Q, for the quarter ended August 31, 2000).
  4.6.. First Amendment to the Credit Agreement, dated as of March 14, 2001, among Tokheim Corporation, various subsidiaries thereof as Borrowers, various financial institutions, AmSouth Bank, as
        Documentation Agent, and ABN AMRO Bank N.V., as Administrative Agent (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended February 28,
        2001).
  4.7.. Second Amendment to the Credit Agreement, dated as of July 23, 2001, among Tokheim Corporation, various subsidiaries thereof as Borrowers, various financial institutions, AmSouth Bank, as
        Documentation Agent, and ABN AMRO Bank N.V., as a Lender and as Administrative Agent
        (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended May 31, 2001).
  4.8.. Third Amendment to the Credit Agreement, dated as of October 31, 2001, among Tokheim
        Corporation, various subsidiaries thereof as Borrowers, various financial institutions, AmSouth Bank, as Documentation Agent, and ABN AMRO Bank N.V., as a Lender and as Administrative Agent.

Exhibit
  No.                                                 Document
-------                                               --------
  4.9   Fourth Amendment to the Credit Agreement, dated as of February 8, 2002, among Tokheim
        Corporation, various subsidiaries thereof as Borrowers, various financial institutions, AmSouth Bank, as Documentation Agent, and ABN AMRO Bank N.V., as a Lender and as Administrative Agent.

  4.10  Fifth Amendment to the Credit Agreement, dated as of February 28, 2002, among Tokheim
        Corporation, various subsidiaries thereof as Borrowers, various financial institutions, AmSouth Bank, as Documentation Agent, and ABN AMRO Bank N.V., as a Lender and as Administrative Agent.

  4.11  Waiver and Consent, dated as of April 15, 2002, among Tokheim Corporation, various subsidiaries thereof as Borrowers, various financial institutions as lenders, AmSouth Bank as a Lender and as
        Documentation Agent, and ABN AMRO Bank N.V., as a Lender, as issuing lender and as
        Administrative Agent.

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

 10.7   Employment Agreement, dated September 4, 2001, between Tokheim Corporation and John S.
        Hamilton.

 10.8   Technology License Agreement, effective as of December 1, 1997, between Tokheim Corporation and Gilbarco, Inc. (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended November 30, 1997).

 10.9   Tokheim Corporation Management Option Plan (incorporated herein by reference to the Company's
        Quarterly Report on Form 10-Q, for the quarter ended August 31, 2000).

 10.10  Form of Incentive Stock Option Agreement under Tokheim Corporation Management Option Plan
        (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended August 31, 2000).

 10.11  Incentive Stock Option Agreement under Tokheim Corporation Management Option Plan, dated as of
        October 20, 2000, among Tokheim Corporation and Douglas K. Pinner (incorporated herein by reference to the Company's Quarterly Report on Form 10-Q, for the quarter ended August 31, 2000).

 21.1   Subsidiaries of Tokheim Corporation.

  (b)  Reports on Form 8-K.

   No reports on Form 8-K have been filed during the fourth quarter of fiscal 2001.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TOKHEIM CORPORATION

                                                 /S/  JOHN S. HAMILTON
                                          By: _______________________________
                                             John S. Hamilton, President, Chief
                                                     Executive Officer

May 17, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 17th of May, 2002.

          Signature                       Title
          ---------                       -----

    /S/  JOHN S. HAMILTON     President, Chief Executive
-----------------------------   Officer and Principal
      John S. Hamilton          Financial Officer

    /S/  DENNIS M. MAUDE      Principal Accounting Officer
-----------------------------
       Dennis M. Maude

   /S/  JOHN W. BALLANTINE    Director
-----------------------------
     John W. Ballantine

   /S/  DAVID FORBES-NIXON    Director
-----------------------------
     David Forbes-Nixon

 /S/  GEORGE A. HELLAND, JR.  Director
-----------------------------
   George A. Helland, Jr.

     /S/  HORST J. METZ       Director
-----------------------------
        Horst J. Metz

    /S/  GERALD G. NADIG      Director
-----------------------------
       Gerald G. Nadig

    /S/  ANDREW PHILLIPS      Director
-----------------------------
       Andrew Phillips

/S/  WILLIAM E. REDMOND, JR.  Director
-----------------------------
   William E. Redmond, Jr.

Exhibit Index:

Exhibit
  No.                                               Description
-------                                             -----------
    4.8   Third Amendment to the Credit Agreement, dated as of October 31, 2001, among Tokheim
          Corporation, various subsidiaries thereof as Borrowers, various financial institutions, AmSouth
          Bank, as Documentation Agent, and ABN AMRO Bank N.V., as a Lender and as Administrative
          Agent.
    4.9   Fourth Amendment to the Credit Agreement, dated as of February 8, 2002, among Tokheim
          Corporation, various subsidiaries thereof as Borrowers, various financial institutions, AmSouth
          Bank, as Documentation Agent, and ABN AMRO Bank N.V., as a Lender and as Administrative
          Agent.
   4.10   Fifth Amendment to the Credit Agreement, dated as of February 28, 2002, among Tokheim
          Corporation, various subsidiaries thereof as Borrowers, various financial institutions, AmSouth
          Bank, as Documentation Agent, and ABN AMRO Bank N.V., as a Lender and as Administrative
          Agent.
   4.11   Waiver and Consent, dated as of April 15, 2002, among Tokheim Corporation, various subsidiaries thereof as Borrowers, various financial institutions as lenders, AmSouth Bank as a Lender and as
          Documentation Agent, and ABN AMRO Bank N.V., as a Lender, as issuing lender and as
          Administrative Agent.
   10.7   Employment Agreement, dated September 4, 2001, between Tokheim Corporation and John S.
          Hamilton.
   21.1   Subsidiaries of Tokheim Corporation.