Form 10-Q
period 2002-02-28
TOKHEIM CORP
filed 2002-06-03
CIK 98559

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 Form 10-Q


(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934


For the quarterly period ended February 28, 2002

                       Commission File Number 1-6018

                            TOKHEIM CORPORATION

           (Exact Name of Registrant as Specified in its Charter)


         INDIANA                                              35-0712500
(State or Other Jurisdiction of                         (I.R.S. Incorporation
Employer Identification No.)                                or Organization)



10501 CORPORATE DRIVE, FORT WAYNE, IN                           46845
(Address of Principal Executive Offices)                      (Zip Code)

(Registrant's Telephone Number Including Area Code):       (260) 470-4600


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

The exhibit index is located on page 19.

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

PART 1. Financial Information

Item 1.  Financial Statements


TOKHEIM CORPORATION & SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------
Consolidated Condensed Statement of Earnings
(Amounts in thousands except per share data)
                                                                                   Unaudited
                                                                    ------------------------------------------
                                                                                 Three months ended
                                                                                    February 28,
                                                                             2002                   2001
                                                                    ------------------------------------------
Net sales                                                                   $ 119,633              $ 121,239
Cost of sales                                                                  93,546                 95,759
Selling, general, and administrative expenses                                  20,088                 19,829
Depreciation and amortization                                                   4,415                  7,909
Merger and acquisition costs and other unusual items                              845                    732
                                                                    -------------------    -------------------

Operating income (loss)                                                           739                 (2,990)
Interest expense, net                                                           8,552                  9,222
Foreign currency (gain) loss                                                      194                   (255)
Minority interest in subsidiaries                                                  14                      9
Other (income) expense, net                                                       119                 (1,053)
                                                                    -------------------    -------------------

Loss before income taxes                                                       (8,140)               (10,913)
Income tax expense                                                                307                    462
                                                                    -------------------    -------------------

Net loss                                                                       (8,447)               (11,375)
Preferred stock dividends                                                        (382)                  (383)
                                                                    -------------------    -------------------

Net loss applicable to common stock                                          $ (8,829)             $ (11,758)
                                                                    ===================    ===================
Net loss per common share:
        Basic
             Net loss                                                         $ (1.97)               $ (2.61)
                                                                    ===================    ===================
             Weighted average shares outstanding*                               4,474                  4,500
                                                                    ===================    ===================
        Diluted
             Net loss                                                         $ (1.97)               $ (2.61)
                                                                    ===================    ===================
             Weighted average shares outstanding*                               4,474                  4,500
                                                                    ===================    ===================

*Total shares to be issued pursuant to Plan of Reorganization.

The accompanying notes are an integral part of the financial statements.



TOKHEIM CORPORATION & SUBSIDIARIES
--------------------------------------------------------------------------------------------------------
Consolidated Condensed Balance Sheet
(Amounts in thousands except per share data)

                                                                      Unaudited
                                                                  February 28, 2002   November 30, 2001
                                                                  -----------------   ------------------
Assets
Current assets:

Cash and cash equivalents                                               $ 13,494          $ 14,132
Accounts receivable, net                                                 109,508           121,195
Inventories:
     Raw materials, service parts and supplies                            52,503            55,577
     Work in process                                                      10,244             5,591
     Finished goods                                                       14,628            15,918
                                                                  ---------------   ---------------
                                                                          77,375            77,086
Other current assets                                                      13,680            13,862
                                                                  ---------------   ---------------
     Total current assets                                                214,057           226,275

Property, plant and equipment, net                                        59,414            62,067

Reorganization value in excess of amounts                                145,125           145,125
allocable to identifiable assets, net
Other intangible assets, net                                              17,227            17,367
Other non-current assets                                                   7,499             7,235
                                                                  ---------------   ---------------
        Total assets                                                   $ 443,322         $ 458,069
                                                                  ===============   ===============

Liabilities and Shareholders' Equity (Deficit)
Current Liabilities:

Current maturities of other long term debt                               $ 2,008           $ 2,984
Cash overdrafts                                                           15,575            17,543
Accounts payable                                                          57,867            68,697
Accrued expenses                                                          79,286            78,424
Current maturities of notes payable, bank credit agreement               280,890           273,766
                                                                  ---------------   ---------------
   Total current liabilities                                             435,626           441,414

Other long term debt, less current maturities                              2,804             2,925
Post-retirement benefit liability                                         18,382            18,271
Other long-term liabilities                                                2,058             2,049
                                                                  ---------------   ---------------
                                                                         458,870           464,659

Redeemable convertible preferred stock,
   (liquidation value of $25 per share),
   1,700 shares authorized, 960 shares issued                             18,446            18,320
Treasury stock, at cost                                                   (4,496)           (4,974)
New preferred stock, liquidation preference of $10 per share,
   10 shares authorized and issued                                           100               100
                                                                  ---------------   ---------------
   Total preferred equity                                                 14,050            13,446

New common stock, no par value;
   30,000 shares authorized, 4,128 issued                                  4,500             4,500
New common stock warrants                                                  8,199             8,199
Accumulated comprehensive loss                                            (2,719)           (1,986)
Retained earnings (accumulated deficit)                                  (66,654)          (57,825)
Additional paid in capital                                                27,076            27,076
                                                                  ---------------   ---------------
                                                                         (29,598)          (20,036)
                                                                  ---------------   ---------------

     Total liabilities and shareholders' equity (deficit)              $ 443,322         $ 458,069
                                                                  ===============   ===============

The accompanying notes are an integral part of the financial statements.



TOKHEIM CORPORATION & SUBSIDIARIES
---------------------------------------------------------------------------------------------------------------------
Consolidated Condensed Statement of Cash Flows
(Amounts in thousands except data per share)
                                                                                             Unaudited
                                                                         --------------------------------------------
                                                                            Three months ended February 28,
                                                                            2002                       2001
                                                                         ------------------   -----------------------
Cash flows from operating activities:
     Net loss..........................................................           $ (8,447)                $ (11,375)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
           Payment in kind interest....................................              4,775                     4,073
           Depreciation and amortization...............................              4,415                     7,909
           (Gain) loss on sale of fixed assets.........................                (26)                        4
           Deferred income taxes.......................................                  4                        73
     Changes in assets and liabilities:
           Receivables, net............................................              8,674                     2,895
           Inventories.................................................             (1,875)                   (3,263)
           Other current assets........................................                (75)                   (2,372)
           Accounts payable............................................             (9,446)                      102
           Accrued expenses............................................              2,472                    (2,679)
           Other.......................................................                929                     1,487
                                                                         ------------------   -----------------------
Net cash provided from (used in) operating activities..................              1,400                    (3,146)
                                                                         ------------------   -----------------------

Cash flows from investing activities:
           Property, plant, and equipment additions..............                   (1,503)                   (1,594)
           Proceeds from the sale of property, plant, and equipment....                 33                        53
           Other.......................................................               (407)                     (288)
                                                                         ------------------   -----------------------
Net cash used in investing activities..................................             (1,877)                   (1,829)
                                                                         ------------------   -----------------------

Cash flows from financing activities:
           Decrease in other debt......................................               (924)                     (196)
           Net increase in notes payable, banks........................              2,350                     7,085
           Net increase (decrease) in cash overdraft...................             (1,453)                    1,901
           Other.......................................................                595                        65
           Preferred stock dividends...................................               (382)                     (383)
                                                                         ------------------   -----------------------
Net cash provided from financing activities............................                186                     8,472
                                                                         ------------------   -----------------------

Effect of translation adjustments on cash..............................               (347)                     (135)

           Increase (decrease) in cash and cash equivalents............               (638)                    3,362
Cash and cash equivalents:
           Beginning of period.........................................             14,132                     8,946
                                                                         ------------------   -----------------------
           End of period...............................................           $ 13,494                  $ 12,308
                                                                         ==================   =======================

The accompanying notes are an integral part of the financial statements.


Notes to the Consolidated Condensed Financial Statements

1. Basis of Presentation

All dollar amounts presented are in thousands, except for per share data.

The consolidated condensed financial statements are unaudited for the periods indicated herein, except for the November 30, 2001 balance sheet. In accordance with the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures have been condensed or omitted; therefore, such financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended November 30, 2001. The consolidated financial statements include the accounts of Tokheim Corporation and its wholly and majority-owned subsidiaries ("Tokheim" or the "Company"). The consolidated condensed financial statements in this Report reflect all adjustments and accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented; all such adjustments were of a normal recurring nature. The results of operations for the three-month period ended February 28, 2002 are not necessarily indicative of the results of operations for the year ending November 30, 2002.

Tokheim filed a Joint Prepackaged Plan of Reorganization (the "Plan") for the Company and its U.S. subsidiaries pursuant to Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the District of Delaware on August 28, 2000. The Bankruptcy Court confirmed the Company's Plan on October 4, 2000, and the Plan became effective as of October 20, 2000 (the "Effective Date").

All financial statements prepared subsequent to the Effective Date reflect accounting principles and practices set forth in American Institute of Certified Public Accountants Statement of Position ("SOP") 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, which provides guidance for financial reporting by entities that have filed voluntary petitions for relief under, and have reorganized in accordance with, the Bankruptcy Code. As such, the Company adopted "fresh start accounting" as of October 31, 2000. The Company's emergence from Chapter 11 proceedings resulted in a new reporting entity.

2. Capital Funding and Liquidity

The Company exited from bankruptcy in October 2000. The debt and equity structure of the Company was based upon a strategic plan. A major assumption of this strategic plan was that the depressed United States market in which the Company had been operating in recent years would return to prior growth levels. This assumption in the plan has not been realized. In fact, the United States has continued to experience declines in the overall market.

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

As more fully discussed in Note 3 to the consolidated condensed financial statements, "Notes Payable, Bank Credit Agreement," the Company violated certain covenants in the New Credit Agreement during the quarter ended February 28, 2002. However, the Company obtained amendments and waivers from the bank group related to these violations.

The Company's financial statements for the quarter ended February 28, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Net sales have declined for three consecutive years and the Company incurred net losses for the year ended November 30, 2001 and for the quarter ended February 28, 2002 of $56,754 and $8,829, respectively. In addition, the Company had negative working capital as of February 28, 2002 and November 30, 2001 of $221,569 and $215,139, respectively, as a result of the classification of the outstanding bank debt as current. Further, the Company expects to incur additional net losses in the next three quarters of fiscal 2002. Management believes the Company has sufficient resources to maintain its operations until at least November 30, 2002. However, without restructuring of the credit facility or other changes in the Company's operations, estimated cash availability will not be sufficient to fund the scheduled principal and interest payment on the Special Loan due November 30, 2002. Also, as a result of the Company's recent history of declining sales and operating losses and forecasted future losses, the Company may not be able to attract equity capital in the public markets to strengthen its financial condition. Given these conditions, there can also be no assurances that the Company will meet its financial loan covenants in the future or that the bank group will not exercise its rights within the loan agreement to accelerate maturities on substantially all of the Company's debt. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

At February 28, 2002, the aggregate amount outstanding under the revolving facility was $28,000. The Company also had outstanding letters of credit at February 28, 2002 of $2,537. Total availability under the revolving facility at February 28, 2002 was $35,831, of which $5,294 was unused. Any balances on the revolving facility are repayable in full at September 20, 2005.

The revolving credit facility was adjusted in the Second Amendment on July 23, 2001 and the Fifth Amendment and Waiver on February 28, 2002 to a maximum amount of $35,831 from the original maximum amount of $47,765 with availability based upon the amount of the Company's plant and machinery, inventory and receivables. Up to $5,000 of the facility may be utilized for the issuance of letters of credit, of which not more than $3,000 may be standby letters of credit. Borrowings under the revolving credit facility may be in US dollars or Euro, and bear interest based upon (at the Company's option) (i) the Base Rate (defined as the higher of (a) the prime rate and (b) the federal funds rate plus 0.5%) plus 2.5% in the case of US dollar denominated loans or (ii) the Eurodollar Rate (Reserve Adjusted) as defined in the New Credit Agreement plus 4% in the case of Euro denominated loans.

As of November 30, 2001 and at February 28, 2002, the Company was in violation of certain covenants under the New Credit Agreement, as amended. Effective February 28, 2002, the Company entered into a Fifth Amendment Waiver and Consent. The bank group waived the November 30, 2001 violations and waived through April 15, 2002 the minimum EBITDA requirements for the quarter ended February 28, 2002. In addition, a change in the distribution of mandatory prepayments between the Tranche A and Tranche B Term Loans was included.

The April 15, 2002 deadline was subsequently extended to June 15, 2002, as part of a new waiver entered into with the bank group. As part of this new waiver, the Company is required to execute with the bank group by June 7 2002 a binding term sheet that sets forth the material terms of a plan of recapitalization and restructuring of the Company's balance sheet.

The Company expects that it will not be in compliance with certain of its covenants for the quarter ended May 31, 2002, and has requestd waivers of such covenants from the bank group. There can be no assurance that the Company will satisfy its financial covenants or that it will be able to obtain amendments or waivers to the New Credit Agreement, if necessary, to avoid default in the future. In the event of default, the lenders could elect to declare all amounts borrowed under the New Credit Agreement to be due and payable immediately.

The Tranche A Term Loan and the Tranche B Term Loan were adjusted in the First Amendment to $36,509 and $100,668, respectively, from the original amounts of $36,540 and $100,637, respectively, and bear interest based upon (at the Company's option) (i) the Base Rate (defined as the higher of (a) the prime rate and (b) the federal funds rate plus 0.5%) plus 3.5% in the case of US dollar denominated loans or (ii) the Eurodollar Rate (Reserve Adjusted) as defined in the New Credit Agreement plus 5% in the case of Euro denominated loans.

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

As consideration for establishing the New Credit Agreement, the Company paid certain fees and expenses to the bank group and issued them Series A Warrants to purchase 678,334 shares of New Common Stock of the Company at an exercise price of $0.01 per share. The Company also issued to the bank group New Preferred Stock with an aggregate liquidation preference of $100 and quarterly dividends at an annual rate of 16%. The holders of the New Preferred Stock are entitled to appoint two directors to the board of directors of the Company. In the event of a default under the New Credit Agreement, the holders of the New Preferred Stock, voting as a separate class, would be entitled to elect a majority of the directors to the board of directors of the Company.

Indebtedness of the Company under the New Credit Agreement is secured by
(i) a first perfected security interest in and lien on substantially all of the real and personal property assets of the Company's direct and indirect material majority-owned U.S. subsidiaries, (ii) a pledge of 100% of the stock of the Company's direct and indirect material majority-owned U.S. subsidiaries, and (iii) a pledge of 65% of the capital stock of the Company's first-tier material foreign subsidiaries, and the indebtedness is guaranteed by all of the Company's direct and indirect material majority-owned U.S. subsidiaries.

The Company may voluntarily prepay the loans, in whole or in part, without penalty except for the Special Loan, which carries a prepayment penalty until August 2002. The Company is also required to apply against the loans
(i) all net cash proceeds from sales of assets, (ii) all insurance proceeds (with certain exceptions), (iii) all net proceeds from the sale or issuance of debt or equity (with certain exceptions), (iv) a percentage of excess cash flow (as defined in the New Credit Agreement) for each fiscal year commencing with the year ending November 30, 2002 and (v) all net proceeds received by the Company relating to the Schlumberger litigation.

The New Credit Agreement, as amended, requires the Company to meet certain consolidated financial tests, including minimum levels of EBITDA and fixed charge coverage ratio (both as defined in the New Credit Agreement) and maximum levels of capital expenditure. The New Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, payment of dividends, transactions with affiliates, asset sales, acquisitions, investments, mergers and consolidations, prepayments and amendments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements.

All outstanding debt under the New Credit Agreement was classified in current liabilities at February 28, 2002 and November 30, 2001 to reflect that there is a greater than remote possibility that this debt will become due in the next twelve months.

4. New Accounting Pronouncements

During 2001, the Financial Accounting Standards Board issued the following statements, which apply to Tokheim: Statement of Financial Accounting Standards Board ("SFAS"), No. 141 "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001. The Company adopted this statement during the year ended November 30, 2001, with no impact on the Company's consolidated financial statements.

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. The impairment test uses a fair value approach rather than the undiscounted cash flows approach previously used. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. While this statement is effective for fiscal years beginning after December 15, 2001, early adoption is permitted. The Company adopted this standard as of December 1, 2001. Application of the nonamortization provisions of SFAS No. 142 resulted in an increase to income of $4,069 ($0.90 per common share) during the first quarter of 2002. Pro forma impact on the first quarter of 2001 resulted in an increase in net income of approximately $4,069 or ($0.90 per common share).

Set forth below is the pro forma SFAS No. 142 effect on results of operations for the three months ended February 28, 2002 and 2001:

                                                                              Unaudited
                                                              ------------------------------------------
                                                                       Three months ended
                                                                          February 28,
                                                                     2002                   2001
                                                              ------------------------------------------
Net loss                                                        $       (8,447)         $      (11,375)

Add back:
Amortization of reorganization value                                         -                   4,069
in excess of amount allocable to
 identifiable assets

                                                              -----------------        -----------------
Adjusted net loss                                                       (8,447)                 (7,306)

Preferred stock dividends                                                 (382)                   (383)

                                                              -----------------        -----------------
Loss applicable to common stock                                 $       (8,829)          $      (7,689)
                                                              =================        =================


Loss per common share:
        Basic
             Net loss                                           $        (1.97)          $       (2.61)
             Amortization of reorganization value
               in excess of amount allocable to
               identifiable assets                                           -                    0.90
                                                              -----------------        -----------------
             Adjusted loss per common share                     $        (1.97)         $        (1.71)

             Weighted average shares outstanding*                        4,474                   4,500
                                                              =================        =================

        Diluted
             Net loss                                           $        (1.97)         $        (2.61)
             Amortization of reorganization value
               in excess of amount allocable to
               identifiable assets                                           -                    0.90
                                                              -----------------        -----------------
             Adjusted loss per common share                     $        (1.97)         $        (1.71)

             Weighted average shares outstanding*                        4,474                   4,500
                                                              =================        =================


*Total shares to be issued pursuant to Plan of Reorganization.


The Company is testing reorganization value in excess of amounts allocable to identifiable assets using the two-step process prescribed in SFAS No.
142. The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company is currently performing the first of the required impairment tests for indefinite lived intangible assets as of December 1, 2001. Based on the steps that the Company has taken to prepare for the adoption of SFAS No. 142, it is likely that a portion of reorganization value in excess of amounts allocable to identifiable assets will be impaired using the impairment test required by SFAS No. 142. Any impairment that is required to be recognized when adopting SFAS No. 142 will be reflected as the cumulative effect of a change in accounting principle effective December 1, 2001 and the first quarter results will be restated upon adoption, as required by SFAS No. 142. The Company has not yet determined the magnitude of the potential impairment loss. The Company intends to complete the measurement of the impairment loss before the end of fiscal 2002.

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

5. Segment Reporting

For the three month periods ended February 28, 2002 and 2001, the Company had only one reportable industry segment-the design, manufacture and servicing of petroleum dispensing systems. The Company has two reportable operating segments: North America and Europe/Africa. The accounting policies of these segments are as described in the summary of significant accounting policies in the Company's Form 10-K for the year ended November 30, 2001. The Company evaluates the performance of each operating segment based upon income from operations before merger and acquisition costs and other unusual items. The Company's selling, general, and administrative expenses are charged to each segment based upon the operating segment where the costs are incurred. Segment results for the three-month periods ended February 28, 2002 and 2001 are summarized in the tables below.


                                                                   Unaudited

Three months ended                          North
February 28, 2002                          America (1)     Europe/Africa    Eliminations     Consolidated
                                        ---------------  ----------------   -------------- ----------------
Customer sales                                $ 33,408          $ 86,225              $ -        $ 119,633
Intercompany sales                                 418                21             (439)               -
Depreciation and amortization                    2,183             1,953              279            4,415
Operating income (loss),
  before merger and acquisition costs
  and other unusual items                       (6,664)            8,544             (296)           1,584
Total assets                                 $ 501,276         $ 252,562       $ (310,516)       $ 443,322



Three months ended                          North
February 28, 2001                          America (1)     Europe/Africa     Eliminations     Consolidated
                                        ---------------   ---------------    --------------  ----------------
Customer sales                                $ 44,146          $ 77,093              $ -        $ 121,239
Intercompany sales                                 598               615           (1,213)               -
Depreciation and amortization                    2,021             2,722            3,166            7,909
Operating income (loss), before
  merger and acquisition costs
  and other unusual items                       (2,251)            3,134           (3,141)          (2,258)
Total assets                                 $ 565,555         $ 336,286       $ (431,541)       $ 470,300


(1) Includes corporate headquarters

Reconciliation from segment information to consolidated statement of earnings:


                                                                Three months ended
                                                                   February 28,
                                                         ---------------------------------
                                                              2002             2001
                                                         ---------------- ----------------
Segment operating income (loss)                                  $ 1,584         $ (2,258)
Merger and acquisition costs and other unusual items                (845)            (732)
                                                         ---------------- ----------------
Consolidated operating income (loss)                               $ 739         $ (2,990)




6. Comprehensive Loss

The table below summarizes comprehensive loss for the three-month periods ended February 28, 2002 and 2001.

                                                     ------------------------------------
                                                             Three months ended
                                                                February 28,
                                                           2002               2001
                                                     ------------------------------------
Net loss                                                     $ (8,447)         $ (11,375)
Other comprehensive (income) loss:
        Foreign currency translation adjustments                 (733)             5,041

                                                     -----------------   ----------------
Comprehensive loss                                           $ (9,180)          $ (6,334)
                                                     =================   ================

7. Earnings per Share

The Company presents two earnings per share ("EPS") amounts, basic and diluted. Basic EPS is calculated based on earnings available to common shareholders and the weighted-average number of common shares outstanding during the reported period. Diluted EPS includes additional dilution from common stock equivalents, such as stock issuable pursuant to conversion of preferred stock or the exercise of stock options and warrants outstanding. The incremental shares from the conversion of preferred stock and exercise of stock options and warrants were not included in computing diluted EPS for the three-month periods ended February 28, 2002 and 2001, since the effect of such inclusion would be antidilutive during periods when a loss from continuing operations is reported.

For the three-month periods ended February 28, 2002 and 2001, the weighted-average number of potentially issuable common shares included 675,295 and 677,601 shares, respectively, related to warrants issued to the Company's bank group.

Pursuant to the Plan, the holders of the Company's old senior and junior Subordinated notes were required to exchange the notes for New Common Stock within a one-year period, commencing at the Effective Date. Due to the failure of some of these holders to exchange their notes within the one-year period, the Company reduced the total number of shares outstanding by approximately 26,000 at November 30, 2001.

8. Merger and Acquisition Costs and Other Unusual Items

The components of merger and acquisition costs and other unusual items for the three-month periods ended February 28, 2002 and 2001 are as follows:

                                                                     Three months ended
                                                                         February 28,
                                                                    2002             2001
                                                               --------------    --------------
Involuntary employee termination and related costs.........     $        683     $         373
Lease cancellation and other facility costs................               45                46
Legal and professional fees................................               25                14
Reorganization.............................................               92               297
Other......................................................                -                 2
                                                               --------------    --------------
Total                                                           $        845     $         732
                                                               ==============    ==============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Tokheim Corporation, including its subsidiaries ("Tokheim" or the "Company"), is one of the world's largest manufacturers and servicers of electronic and mechanical petroleum dispensing systems. These systems include petroleum dispensers and pumps, retail automation systems (including point-of-sale ("POS") systems), dispenser payment or "pay-at-the-pump" terminals, replacement parts and upgrade kits. The Company provides products and services to customers in more than 80 countries. The Company is the largest supplier and servicer of petroleum dispensing systems in Europe, Africa, Canada, the Middle East, Eastern Europe and Mexico, and one of the largest in the United States. The Company also has established operations in Asia and Latin America. In addition to its products and services, the Company constructs, on a contractual basis, petrol stations.

Results of Operations

Consolidated net sales for the three-month period ended February 28, 2002 were $119,633 compared to $121,239 for the comparable 2001 three-month period. Customer sales for North America for the period decreased by 24.3% to $33,408 in 2002 from $44,146 in 2001. This decrease is attributable to the overall decline in the North American market. While the Company believes that its market share in this region is either growing or remaining constant, the overall market decline is adversely affecting sales. European and African customer sales for the period increased by 11.8% to $86,225 in 2002 from $77,093 in 2001. Part of the increase is attributable to continued conversion of products to enable customers to operate utilizing the Euro currency.

Gross margins as a percent of sales (defined as net sales less cost of sales, divided by net sales) increased to 21.8% in the three-month period ended February 28, 2002 from 21.0% in the 2001 three-month period. This increase is primarily attributable to the success of cost reduction initiatives and increased productivity.

Selling, general, and administrative ("SG&A") expenses have increased from $19,829 in the three-month period ended February 28, 2001 to $20,088 in the three-month period ended February 28, 2002. SG&A expenses as a percent of sales for the three-month period ended February 28, 2002 were 16.8%, compared to 16.4% in the three-month period of 2001. This increase, both in amount and percentage, is attributable to the use of consultants to plan, modify, and adjust the Company's financial structure in the three-month period ended February 28, 2002.

Depreciation and amortization expense for the three-month period ended February 28, 2002 was $4,415, compared to $7,909 in the comparable 2001 period. This decrease was primarily attributable to the cessation of amortization of reorganization value in excess of amount allocable to identifiable assets pursuant to the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142. This was partially offset by the increased depreciation resulting from the capitalization of leases related to service vehicles in France during 2001. See Note 4 to the consolidated condensed financial statements,"New Accounting Pronouncements," for more information.

Merger and acquisition costs and other unusual items were $845 and for the three-month period ended February 28, 2002, compared to $732 for the same period in 2001. This increase is due to increased severance costs in the 2002 period related to ongoing cost reduction efforts.

Net interest expense for the three-month period ended February 28, 2002 was $8,552, compared to $9,222 in the same period of 2001. This decrease is primarily attributable to a significant decrease in market interest rates, which reduced interest expense related to the variable portion of the New Credit Agreement.

Foreign currency loss for the three-month period ended February 28, 2002 was $194, compared to a gain of $255 in the same period of 2001. These losses are attributable to fluctuations in the value of various foreign currencies, predominantly the Euro and the British Pound, against the U.S. Dollar.

Other expense, net for the three-month period ended February 28, 2002 was $119, compared to $1,053 of income in the same period of 2001. This decrease was due to proceeds received from life insurance policies and the reduction in estimates of certain liabilities, such as foreign Value Added Tax, in the 2001 period that did not recur in the 2002 period.

Income tax for the three-month periods ended February 28, 2002 and 2001 was an expense of $307 and $462, respectively. Due to decreases in state and local taxes, tax expense decreased for the three-month period in 2002.

As a result of the above mentioned items, loss applicable to common stock was $8,829 or $1.97 per diluted common share for the three months ended February 28, 2002, compared to a loss applicable to common stock of $11,758 or $2.61 per diluted common share for the same period in 2001.

Liquidity and Capital Resources

The Company exited from bankruptcy in October 2000. The debt and equity structure of the Company was based upon a strategic plan. A major assumption of this strategic plan was that the depressed United States market in which the Company had been operating in recent years would return to prior growth levels. This assumption in the plan has not been realized. In fact, the United States has continued to experience declines in the overall market.

The results that have been achieved demonstrated to the Company that a restructuring of its capital structure is necessary. Toward this end, the Company initiated discussions with its lenders regarding potential restructuring options. Though these discussions have not yet resulted in an arrangement, the Company and its lenders are continuing to explore alternatives. The Company is also exploring refinancing and other strategic alernatives. The Company does not believe that this process will impact its day-to-day operations. While the Company believes that a transaction may be possible, there can be no assurance that a transaction will be achieved.

As more fully discussed in Note 3 to the consolidated condensed financial statements, "Notes Payable, Bank Credit Agreement," the Company violated certain covenants in the New Credit Agreement during the quarter ended February 28, 2002. However, the Company obtained amendments and waivers from the bank group related to these violations.

The Company's financial statements for the quarter ended February 28, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Net sales have declined for three consecutive years and the Company incurred net losses for the year ended November 30, 2001 and the quarter ended February 28, 2002 of $56,754 and $8,447, respectively. In addition, the Company had a negative working capital as of February 28, 2002 and November 30, 2001 of $221,569 and $215,139, respectively, as a result of the classification of the outstanding bank debt as current. Further, the Company expects to incur additional net losses in the next three quarters of fiscal 2002. Management believes the Company has sufficient resources to maintain its operations until at least November 30, 2002. However, without restructuring of the credit facility or other changes in the Company's operations, estimated cash availability will not be sufficient to fund the scheduled principal and interest payment on the Special Loan due November 30, 2002. Also, as a result of the Company's recent history of declining sales and operating losses and forecasted future losses, the Company may not be able to attract equity capital in the public markets to strengthen its financial condition. Given these conditions, there can also be no assurances that the Company will meet its financial loan covenants in the future or that the bank group will not exercise its rights within the loan agreement to accelerate maturities on substantially all of the Company's debt. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Since joining the Company in September 2001, the new Chief Executive Officer, along with the rest of the Company's management team, has developed a broad strategic and operational plan that is expected to improve operating results for fiscal 2002 and beyond. The plan refocuses Tokheim's sales efforts on growth through different channels and geographic segments, use of recent technology developments for creation of successful products, global integration of engineering and software development activities to reduce redundancy and reduction of excess physical capacity. The plan includes the following major initiatives:

o Aggressively seek to penetrate new high growth geographical markets, specifically Asia and Latin America;

o Increase market share from major oil companies by attracting business through new customers (such as the acceptance by Shell Oil Company of the Company's tender offer in January 2002);

o     Increase market share of sales to hypermarkets; and

o Reduce costs through standardization of product offerings worldwide and globalization of purchasing.

To achieve these goals, the plan encompasses a shift from a geographical focus to a product line focus. The new focus divides the Company's worldwide product portfolio into three distinct business units: the Sales and Service Unit, the Forecourt Products Business Unit and the Systems Business Unit. Each business unit will focus on a specific product line on a global scale allowing use of technologies and components across marketplaces and elimination of redundant designs. The Sales and Service Unit will allow the Company to allocate the necessary resources to improving customer service and selling processes, which is expected to increase market share. The Forecourt Products Business unit will focus on reducing costs through the creation of global components and continuous improvement in the production area. The Systems Business Unit will focus on maximizing research and development efforts for dispensers and software by eliminating duplication of work. The Company believes that these operating improvements will facilitate the Company's ability to achieve a significant portion of planned cost savings, while increasing revenues.

The Company began to successfully implement this plan in the quarter ended February 28, 2002, as evidenced by acceptance of Tokheim's tender offer by Shell Oil Company United States and the announcement of the closure of certain facilities. The Company believes that it is strategically positioned through its international hypermarket experience to offer products for this emerging market in the United States.

The Company believes that cash generated by the successful implementation of its operating plan will provide sufficient funds to meet its cash needs through November 30, 2002 and beyond. There can be no assurance, however, that the Company will achieve planned operating results.

Cash provided from operations for the three-month period ended February 28, 2002 was $1,400 versus cash used in operations of $3,146 in the same period of 2001. This increase was caused principally by the accrual of costs related to ongoing legal matters, debt restructurings, and other professional services.

Cash used in investing activities for the three-month period ended February 28, 2002 was $1,877 compared to a cash usage of $1,829 in the same period of 2001. These outflows remained relatively constant between the two periods due to the maintenance of minimal levels of capital expenditures.

Cash provided from financing activities for the three-month period ended February 28, 2002 was $186 compared to $8,472 in the same 2001 period. On a quarterly comparable basis, the cash provided in the 2002 period reflects a reduced level of borrowings from the Company's revolving credit facility and a decrease in cash overdrafts.

The Reorganization

The Company's Chapter 11 reorganization became effective as of October 20, 2000. Under the Plan:

- the holders of approximately $190,438 of senior subordinated notes and other unsecured creditors were entitled to receive, assuming a full exchange, 4,410,000 shares of New Common Stock representing approximately 85% of the equity value of the reorganized Company subject to dilution for warrants to existing shareholders and management options;

- the holders of approximately $49,194 of junior subordinated notes were entitled to receive, assuming a full exchange, 90,000 shares of New Common Stock representing approximately 2% of the equity value of the reorganized Company, as well as Series B Warrants to acquire 555,556 shares of New Common Stock at an exercise price of $30.00 per share;

-    members of the bank group received Series A Warrants to acquire
     678,334 of New Common Stock at an exercise price of $0.01 per share; and

- members of the bank group received Series A Senior Preferred Stock with an aggregate liquidation preference of $100 and dividends with an annual rate of 16%.

The Company also entered into a post-confirmation credit agreement (the "New Credit Agreement") as of the Effective Date. A portion of the proceeds from these facilities was used to repay all outstanding borrowings under the Company's then-existing bank loans. The New Credit Agreement, with amounts outstanding of $285,902 and $279,127 at February 28, 2002 and November 30, 2001, respectively, consists of:

- Tranche A Term Loan in the amount of $33,087, adjusted from an original amount of $36,540 at the Effective Date, due in September 2005;

- Tranche B Term Loan in the amount of $100,668, adjusted from an original amount of $100,637 at the Effective Date, due in September 2005;

- Special Loan in the amounts of $124,147 and $119,372 at February 28, 2002 and November 30, 2001, respectively, including payment-in-kind interest, payable in four annual installments of $25,000 plus accrued interest thereon, commencing in November 2002; and

- Revolving credit facility in an amended maximum amount of $35,831 from a maximum amount of $47,765 at the Effective Date, due in September 2005, of which $28,000 and $26,000 was outstanding at February 28, 2002 and November 30, 2001, respectively. The Company also has outstanding letters of credit at February 28, 2002 and November 30, 2001 of $2,537 and $2,002, respectively.

Interest rates on the new credit facilities are as follows:

- the Tranche A and Tranche B Term Loans bear interest based upon (at the Company's option) (i) the Base Rate (defined as the higher of (a) the prime rate and (b) the federal funds rate plus 0.5%) plus 3.5% in the case of US dollar denominated loans or (ii) the Eurodollar Rate (Reserve Adjusted) as defined in the New Credit Agreement plus 5% in the case of Euro denominated loans;

- the Special Loan bears interest at the rate of 16%, which is capitalized as part of the principal balance in lieu of being paid in cash; and

- the revolving credit facility bears interest based upon (at the Company's option) (i) the Base Rate (defined as the higher of (a) the prime rate and (b) the federal funds rate plus 0.5%) plus 2.5% in the case of US dollar denominated loans or (ii) the Eurodollar Rate (Reserve Adjusted) as defined in the New Credit Agreement plus 4% in the case of Euro denominated loans.

Critical Accounting Policies

Tokheim's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Tokheim to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, Tokheim evaluates its estimates, including those related to allowances for doubtful accounts, inventories, recoverability of long-lived assets, intangible assets, income taxes, warranty obligation, pensions and other postretirement benefits, and contingencies in litigation. As more fully described in Management's Discussion and Analysis in the Company's
Form 10-K for the year ended November 30, 2001, Tokheim bases its estimates on historical experiences and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Future

The New Credit Agreement, as amended, requires the Company to meet certain consolidated financial tests, including minimum levels of EBITDA and fixed charge coverage ratio (both as defined in the New Credit Agreement) and maximum levels of capital expenditure. The New Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, payment of dividends, transactions with affiliates, asset sales, acquisitions, investments, mergers and consolidations, prepayments and amendments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. As more fully discussed in Note 3 to the consolidated condensed financial statements, "Notes Payable, Bank Credit Agreement," the Company violated certain covenants in the New Credit Agreement during the quarter ended February 28, 2002. However, the Company obtained amendments and waivers from the bank group related to these violations. As also discussed in Note 3, the Company expects that it will not be in compliance with certain of its covenants for the quarter ended May 31, 2002, and has requested waivers of such covenants from the bank group.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various market risks, including fluctuations in interest rates, mismatches in funding obligations and receipts and variability in currency exchange rates. The Company has established policies, procedures and internal processes governing its management of market risks and the limited use of financial instruments to manage its exposure to such risks.

The Company is subject to variability in foreign exchange rates primarily in its European and African operations. Exposure to this variability is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. The Company, from time to time, enters into currency exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions. Tokheim's subsidiary, Tokheim-Italia s.r.l., has entered into interest rate swap agreements to protect exposures to interest rate fluctuations. The Company had no other material outstanding agreements of this nature at February 28, 2002. The sensitivity of earnings and cash flows to variations in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company's overall currency rate exposure at February 28, 2002, movements in currency rates could materially impact the results of operations and financial position of the Company.

A significant portion of the Company's debt has been borrowed under variable rate arrangements. A 1% change in interest rates on this debt as of February 28, 2002 would impact quarterly interest expense by approximately $400.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

On October 18, 2000, Schlumberger filed a claim with the Bankruptcy Court with respect to the Company's acquisition of RPS. The claim, which was subsequently modified on January 12, 2001, is for various sums allegedly due to Schlumberger, totaling $10,000. The Company believed that $6,507 of the claim was valid and made a provision for that amount. Pursuant to the Plan, this provision was discharged as an impaired claim and included in the calculation of extraordinary gain for the eleven months ended October 31, 2000. If the remaining amount of the claim were to be upheld, it would be treated similarly to the claims of other impaired unsecured creditors. The Company has not paid this claim as it has a counter-claim against Schlumberger for amounts due and alleged to be due to the Company on account of Schlumberger's alleged material breach of various representations and warranties and breaches of other provisions of the agreement entered in connection with the acquisition of RPS. The amount of the Company's counter-claim is substantially higher than the amount of Schlumberger's claim. The Company has commenced arbitration proceedings and has filed its Statement of Claim in the International Court of Arbitration to resolve the matter.

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

As more fully described in Note 21 to the consolidated financial statements, "Contingent Liabilities," in the Company's Form 10-K for the year ended November 30, 2001, the Company is defending various claims and legal actions, including claims relating to the U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and other environmental laws, product liability and various contract and employee matters, some of which may be impaired in the bankruptcy proceeding. These legal actions primarily involve claims for damages arising out of the Company's manufacturing operations, product liability and various contractual and employment issues. Management believes that the outcome of such pending claims will not, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

4.8 Third Amendment to the Credit Agreement, dated as of October 31, 2001, among Tokheim Corporation, various subsidiaries thereof as Borrowers, various financial institutions, AmSouth Bank, as Documentation Agent, and ABN AMRO Bank N.V., as a Lender and as Administrative Agent (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended November 30, 2001).

4.9 Fourth Amendment to the Credit Agreement, dated as of February 8, 2002, among Tokheim Corporation, various subsidiaries thereof as Borrowers, various financial institutions, AmSouth Bank, as Documentation Agent, and ABN AMRO Bank N.V., as a Lender and as Administrative Agent (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended November 30, 2001).

4.10 Fifth Amendment to the Credit Agreement, dated as of February 28, 2002, among Tokheim Corporation, various subsidiaries thereof as Borrowers, various financial institutions, AmSouth Bank, as Documentation Agent, and ABN AMRO Bank N.V., as a Lender and as Administrative Agent (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended November 30, 2001).

4.11 Waiver and Consent, dated as of April 15, 2002, among Tokheim Corporation, various subsidiaries thereof as Borrowers, various financial institutions as lenders, AmSouth Bank, as a Lender and as Documentation Agent, and ABN AMRO Bank N.V., as a Lender, as issuing lender and as Administrative Agent (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended November 30, 2001).

4.12 Amendment No. 1 to Waiver and Consent, dated as of April 30, 2002, among Tokheim Corporation, various subsidiaries thereof as borrowers, various financial institutions as lenders, AmSouth Bank, as a Lender and as documentation agent for the Lenders, and ABN AMRO Bank N.V., as a Lender, as issuing lender and as administrative agent for the Lenders.

4.13 Amendment No. 2 to Waiver and Consent, dated as of May 8, 2002, among Tokheim Corporation, various subsidiaries thereof as borrowers, various financial institutions as lenders, AmSouth Bank, as a Lender and as documentation agent for the Lenders and ABN AMRO Bank N.V., as a Lender, as issuing lender and as administrative agent for the Lenders.

4.14 Amendment No. 3 to Waiver and Consent, dated as of May 22, 2002, among Tokheim Corporation, various subsidiaries thereof as borrowers, various financial institutions as lenders, AmSouth Bank as a Lender and as documentation agent for the Lenders and ABN AMRO Bank N.V., as a Lender, as issuing lender and as administrative agent for the Lenders.

4.15 Amendment No. 4 to Waiver and Consent, dated as of May 31, 2002, among Tokheim Corporation, various subsidiaries thereof as borrowers, various financial institutions as lenders, AmSouth Bank, as a Lender and as documentation agent for the Lenders and ABN AMRO Bank N.V., as a Lender, as issuing lender and as administrative agent for the Lenders

10.1 Tokheim Corporation Supplemental Executive Retirement Plan (incorporated herein by reference to the Company's Report on Form 10- Q, for the quarter ended August 31, 1999).

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

10.7 Employment Agreement, dated September 4, 2001, between Tokheim Corporation and John S. Hamilton (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended November 30, 2001).

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

21.1 Subsidiaries of Tokheim Corporation (incorporated herein by reference to the Company's Annual Report on Form 10-K, for the year ended November 30, 2001).

b. Reports on Form 8-K


None.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            TOKHEIM CORPORATION


Date: May 31, 2002

                                         /s/ John S. Hamilton
                                         -------------------------------------
                                         President and Chief Executive Officer


                                         /s/ Dennis M. Maude
                                         -------------------------------
                                         Chief Accounting Officer

Exhibit Index:

Exhibit
   No.                    Document
-------                   --------

4.12 Amendment No. 1 to Waiver and Consent, dated as of April 30, 2002, among Tokheim Corporation, various subsidiaries thereof as borrowers, various financial institutions as lenders, AmSouth Bank, as a Lender and as documentation agent for the Lenders, and ABN AMRO Bank N.V., as a Lender, as issuing lender and as administrative agent for the Lenders.

4.13 Amendment No. 2 to Waiver and Consent, dated as of May 8, 2002, among Tokheim Corporation, various subsidiaries thereof as borrowers, various financial institutions as lenders, AmSouth Bank, as a Lender and as documentation agent for the Lenders and ABN AMRO Bank N.V., as a Lender, as issuing lender and as administrative agent for the Lenders.

4.14 Amendment No. 3 to Waiver and Consent, dated as of May 22, 2002, among Tokheim Corporation, various subsidiaries thereof as borrowers, various financial institutions as lenders, AmSouth Bank, as a Lender and as documentation agent for the Lenders and ABN AMRO Bank N.V., as a Lender, as issuing lender and as administrative agent for the Lenders.

4.15 Amendment No. 4 to Waiver and Consent, dated as of May 31, 2002, among Tokheim Corporation, various subsidiaries thereof as borrowers, various financial institutions as lenders, AmSouth Bank, as a Lender and as documentation agent for the Lenders and ABN AMRO Bank N.V., as a Lender, as issuing lender and as administrative agent for the Lenders