Form 10-Q
period 2002-05-31
TOKHEIM CORP
filed 2002-07-15
CIK 98559

SECURITIES AND EXCHANGE COMMISSION


                           WASHINGTON, D.C. 20549



                                 Form 10-Q


(Mark One)

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934


For the quarterly period ended May 31, 2002.


                       Commission File Number 1-6018


                            TOKHEIM CORPORATION

           (Exact Name of Registrant as Specified in its Charter)


     INDIANA                                            35-0712500
(State or Other Jurisdiction                         (I.R.S Employer
of Incorporation or Organization)                    Identification No.)


1600 WABASH AVENUE, FORT WAYNE, IN                           46801-0360
(Address of Principal Executive Offices)                     (Zip Code)


(Registrant's Telephone Number Including Area Code):       (260) 470-4600


                10501 CORPORATE DRIVE, FORT WAYNE, IN    46845
            (Former Name, Former Address, and Former Fiscal Year
                       if Changed Since Last Report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]



Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [x]


As of May 31, 2002, 4,171,372 shares of voting common stock were outstanding.

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


PART 1. Financial Information

Item 1.  Financial Statements


TOKHEIM CORPORATION & SUBSIDIARIES
--------------------------------------------------------------------------------------------------------------------------
Consolidated Condensed Statement of Earnings
(Amounts in thousands except data per share)

                                                                                   Unaudited
                                                      --------------------------------------------------------------------
                                                             Three months ended                   Six months ended
                                                                  May 31,                             May 31,
                                                           2002             2001               2002             2001
                                                      ---------------------------------   --------------------------------

Net sales                                                  $ 112,747         $ 121,786          $ 232,380        $ 243,026
Cost of sales, exclusive of items listed below                89,933            94,157            183,478          189,916
Selling, general, and administrative expenses                 21,208            20,132             41,297           39,961
Depreciation and amortization                                  4,401             9,044              8,817           16,953
Merger and acquisition costs and other unusual items           3,545             2,218              4,389            2,950
                                                      ---------------  ----------------   ---------------- ----------------

Operating loss                                                (6,340)           (3,765)            (5,601)          (6,754)
Interest expense, net                                          9,058             8,835             17,610           18,057
Foreign currency (gain) loss                                    (274)              762                (81)             507
Minority interest in subsidiaries                                (33)              173                (19)             182
Other (income) expense, net                                       94              (940)               213           (1,992)
                                                      ---------------  ----------------   ---------------- ----------------

Loss before income taxes                                     (15,185)          (12,595)           (23,324)         (23,508)
Income tax expense                                               391               431                699              893
                                                      ---------------  ----------------   ---------------- ----------------

Net loss                                                     (15,576)          (13,026)           (24,023)         (24,401)
Preferred stock dividends                                       (375)             (368)              (757)            (750)

                                                      ---------------  ----------------   ---------------- ----------------
Loss applicable to common stock                            $ (15,951)        $ (13,394)         $ (24,780)       $ (25,151)
                                                      ===============  ================   ================ ================

Loss per common share:
        Basic
           Net loss                                        $   (3.57)          $ (2.98)         $   (5.54)       $   (5.59)
                                                      ===============  ================   ================ ================
           Weighted average shares outstanding*                4,474             4,500              4,474            4,500
                                                      ===============  ================   ================ ================

        Diluted
           Net loss                                        $   (3.57)        $   (2.98)         $   (5.54)       $   (5.59)
                                                      ===============  ================   ================ ================
           Weighted average shares outstanding*                4,474             4,500              4,474            4,500
                                                      ===============  ================   ================ ================


*Total shares to be issued pursuant to Plan of Reorganization.

The accompanying notes are an integral part of the financial statements.


TOKHEIM CORPORATION & SUBSIDIARIES
---------------------------------------------------------------------------------------------------------------------
Consolidated Condensed Balance Sheet
(Amounts in thousands except data per share)

                                                                                     Unaudited
                                                                                     May 31, 2002       November 30, 2001
                                                                                 ------------------    ------------------
Assets
Current assets:

Cash and cash equivalents                                                         $     20,309           $     14,132
Accounts receivable, net                                                               100,314                121,195
Inventories:
     Raw materials, service parts and supplies                                          49,840                 55,577
     Work in process                                                                    10,338                  5,591
     Finished goods                                                                     15,329                 15,918
                                                                                ---------------         --------------
                                                                                        75,507                 77,086
Other current assets                                                                    11,487                 13,862
                                                                                ---------------         --------------
     Total current assets                                                              207,617                226,275

Property, plant and equipment:
     Land and land improvements                                                          5,211                  5,166
     Buildings and building improvements                                                23,389                 22,631
     Machinery and equipment                                                            47,901                 45,611
     Construction in progress                                                            2,183                  1,940
                                                                                ---------------         --------------
                                                                                        78,684                 75,348
Less: Accumulated Depreciation                                                          20,057                 13,281
                                                                                ---------------         --------------
                                                                                        58,627                 62,067

Reorganization value in excess of amounts
 allocable to identifiable assets, net                                                 145,125                145,125
Intangible assets, net                                                                  18,154                 17,367
Other assets                                                                             6,703                  7,235
                                                                                ---------------         --------------
        Total assets                                                              $    436,226          $     458,069
                                                                                ===============         ==============

Liabilities and Shareholders' Equity

Current maturities of other long term debt                                        $      1,433          $       2,984
Cash overdrafts                                                                         10,646                 17,543
Accounts payable                                                                        54,885                 68,697
Accrued expenses                                                                        81,309                 78,424
Current maturities of notes payable, bank credit agreement                             291,316                273,766
                                                                                ---------------         --------------
   Total current liabilities                                                           439,589                441,414

Other long term debt, less current maturities                                            2,980                  2,925
Post-retirement benefit liability                                                       18,817                 18,271
Other long-term liabilities                                                              2,036                  2,049
                                                                                ---------------         --------------
                                                                                       463,422                464,659

Redeemable convertible preferred stock, liquidation
value of $25 per share, 1,700 shares authorized, 960 shares issued                      18,571                 18,320
New preferred stock, liquidation preference of $1 per share,
100 authorized and issued                                                                  100                    100
Treasury stock, at cost                                                                 (4,841)                (4,974)
                                                                                ---------------         --------------
   Total preferred equity                                                               13,830                 13,446

New common stock, no par value; 30,000 shares authorized*                                4,500                  4,500
Common stock warrants                                                                    8,199                  8,199
Accumulated comprehensive income (loss)                                                  1,804                 (1,986)
Retained earnings (accumulated deficit)                                                (82,605)               (57,825)
Additional paid in capital                                                              27,076                 27,076
                                                                                ---------------         --------------
           Total common shareholders' equity                                           (41,026)               (20,036)
                                                                                ---------------         --------------

     Total liabilities and shareholders' equity                                   $    436,226          $     458,069
                                                                                ===============         ==============


*Total shares to be issued pursuant to Plan of Reorganization.

The accompanying notes are an integral part of the financial statements.


TOKHEIM CORPORATION & SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------------
Consolidated Condensed Statement of Cash Flows
(Amounts in thousands except data per share)

                                                                                              Unaudited
                                                                              -------------------------------------------
                                                                              Six months ended           Six months ended
                                                                                May 31, 2002              May 31, 2001
                                                                              ---------------------     -----------------

Cash flows from operating activities:
          Net loss...............................                                 $   (24,023)            $   (24,401)
          Adjustments to reconcile net loss to net cash
            provided from (used in) operating activities:
                    Payment in kind interest...............                             9,851                   8,403
                    Amortization of debt issuance costs....                               699                     699
                    Depreciation and amortization..........                             8,817                  16,953
                    Gain on sale of fixed assets...........                               (86)                   (635)
                    Deferred income taxes..................                                 4                     551
          Changes in assets and liabilities:
                    Receivables, net.......................                            23,763                  (1,086)
                    Inventories............................                             3,561                  (3,940)
                    Other current assets...................                             2,671                  (4,706)
                    Accounts payable.......................                           (15,150)                  1,146
                    Accrued expenses.......................                             1,455                   5,593
                    Other..................................                               (98)                  1,544
                                                                                --------------             -----------
Net cash provided from operations..........................                            11,464                     121
                                                                                --------------             -----------

Cash flows from investing activities:
                    Property, plant, and equipment additions...........                (2,640)                 (5,172)
                    Proceeds from the sale of property, plant, and equipment..            122                     716
                    Other...................................                              434                    (253)
                                                                                --------------           -------------
Net cash used in investing activities.......................                           (2,084)                 (4,709)
                                                                                --------------           -------------

Cash flows from financing activities:
                    Decrease in other debt...................                          (1,721)                   (971)
                    Net increase in notes payable, banks.....                           7,000                  10,585
                    Net increase (decrease) in cash overdraft.........                 (7,578)                  1,405
                    Other....................................                             376                    (593)
                    Preferred stock dividends................                            (757)                   (750)
                                                                                --------------           -------------
Net cash provided from (used in) financing activities........                          (2,680)                  9,676
                                                                                --------------           -------------

Effect of translation adjustments on cash....................                            (523)                   (374)

                    Increase in cash and cash equivalents....                           6,177                   4,714
                    Cash and cash equivalents:
                    Beginning of period......................                          14,132                   8,946
                                                                                --------------           -------------
                    End of period............................                     $    20,309             $    13,660
                                                                                ==============           =============

The accompanying notes are an integral part of the financial statements.




Notes to the Consolidated Condensed Financial Statements

1. Basis of Presentation

All dollar amounts presented are in thousands, except for per share data.

The consolidated condensed financial statements are unaudited for the periods indicated herein, except for the November 30, 2001 balance sheet. In accordance with the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures have been condensed or omitted; therefore, such financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended November 30, 2001. The consolidated financial statements include the accounts of Tokheim Corporation and its wholly and majority-owned subsidiaries ("Tokheim" or the "Company"). The consolidated condensed financial statements in this Report reflect all adjustments and accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented; all such adjustments were of a normal recurring nature. The results of operations for the three and six month periods ended May 31, 2002 are not necessarily indicative of the results of operations for the year ending November 30, 2002.

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

The results of the Company have demonstrated that a restructuring of its capital structure is necessary. Toward this end, the Company initiated discussions with its lenders regarding potential restructuring options. Though these discussions have not yet resulted in an arrangement, the Company and its lenders have entered into an amendment and waiver to the Company's credit facility (more fully discussed in Note 3 "Notes Payable, Bank Credit Agreement" to the consolidated condensed financial statements) in which a timetable has been established to retain an investment banking firm to develop a plan to explore all strategic options available to the Company, including, without limitation, asset dispositions, refinancings, and equity investments. The Company does not believe that this process will impact its day-to-day operations. While the Company believes that a transaction may be possible, there can be no assurance that a transaction will be achieved.

As more fully discussed in Note 3 to the consolidated condensed financial statements, "Notes Payable, Bank Credit Agreement," the Company entered into an amendment and waiver with its lenders that permanently waived certain financial convenants for the computation period ended February 28, 2002 through the computation period ending August 31, 2002.

The Company's financial statements for the quarter ended May 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Net sales have declined for three consecutive years and the Company incurred net losses for the year ended November 30, 2001 and for the six months ended May 31, 2002 of $56,754 and $24,023, respectively. In addition, the Company had negative working capital as of May 31, 2002 and November 30, 2001 of $231,972 and $215,139, respectively, as a result of the classification of the outstanding bank debt as a current liability. Further, the Company expects to incur additional net losses in the next two quarters of fiscal 2002. Without restructuring of the credit facility or other changes in the Company's operations, estimated cash availability will not be sufficient to fund the scheduled principal and interest payment on the Special Loan due November 30, 2002. Also, as a result of the Company's recent history of declining sales and operating losses and forecasted future losses, the Company may not be able to attract equity capital to strengthen its financial condition. Given these conditions, there can also be no assurances that the Company will meet its financial loan covenants in the future or that the bank group will not exercise its rights within the loan agreement to accelerate maturities on substantially all of the Company's debt. These matters raise substantial doubt about the Company's ability to continue as a going concern.

3. Notes Payable, Bank Credit Agreement

In connection with the Chapter 11 proceedings discussed above, the Company entered into a post-confirmation credit agreement (the "New Credit Agreement") as of the Effective Date, which replaced all then-existing credit agreements. The New Credit Agreement is comprised of a four-year, eleven month revolving credit facility and three four-year, eleven month term facilities: the Tranche A Term Loan, the Tranche B Term Loan and the Special Loan.

At May 31, 2002, the aggregate amount outstanding under the revolving facility was $33,000. The Company also had outstanding letters of credit at May 31, 2002 of $2,502. Any balances on the revolving facility are repayable in full on September 20, 2005. The Sixth Amendment and Waiver dated as of June 7, 2002 ("the Sixth Amendment") terminated the ability of the Company to borrow under the revolving credit facility and to request the issuance of letters of credit (other than renewals or replacements of existing letters of credit).

As of November 30, 2001, February 28, 2002 and at May 31, 2002, the Company was in violation of certain covenants under the New Credit Agreement, as amended. Effective February 28, 2002, the Company entered into a Fifth Amendment Waiver and Consent. The bank group waived the November 30, 2001 violations and waived through April 15, 2002 the minimum EBITDA requirements for the quarter ended February 28, 2002. In addition, a change in the distribution of mandatory prepayments among the Revolving Loans, the Tranche A and Tranche B Term Loans was included.

The April 15, 2002 deadline was subsequently extended to June 15, 2002, as part of a new waiver entered into with the bank group. As part of this new waiver, the Company was required to execute with the bank group by June 7, 2002, a binding term sheet setting forth the material terms of a plan of recapitalization and restructuring of the Company's balance sheet.

The binding term sheet was not executed by June 7, 2002 and therefore a Sixth Amendment and Waiver was entered into as of June 7, 2002. The Sixth Amendment and Waiver did the following: 1) permanently waived compliance with certain financial covenants for the computation period ended February 28, 2002 through the computation period ending August 31, 2002; 2) terminated the ability of the Company to borrow under the revolving credit facility and to request the issuance of letters of credit (other than renewals or replacements of existing letters of credit); and 3) added a timetable which required the Company to retain an investment banking firm to develop a plan to explore all strategic options available to the Company, including, without limitation, asset dispositions, refinancings and equity investments and complete the solicitation of final binding proposals from all interested parties by no later than September 30, 2002.

The Tranche A Term Loan and the Tranche B Term Loan were adjusted in the First Amendment to $36,509 and $100,668, respectively, from the original amounts of $36,540 and $100,637, respectively. These loans bear interest based upon (at the Company's option) (i) the Base Rate (defined as the higher of (a) the prime rate and (b) the federal funds rate plus 0.5%) plus 3.5% in the case of US dollar denominated loans or (ii) the Eurodollar Rate (Reserve Adjusted) as defined in the New Credit Agreement plus 5% in the case of Euro dollar denominated loans.

The Revolving Loans bear interest based upon (at the Company's option) (i) the Base Rate (as defined above) plus 2.5% in the case of US dollar denominated loans or the Eurodollar Rate (Reserve Adjusted) (as defined in the New Credit Agreement) plus 5% in the case of Eurodollar denominated loans.

The Special Loan is in the amount of $100,000 and bears interest at the rate of 16%, compounded quarterly, which is capitalized as part of the principal balance in lieu of being paid in cash. The loan is repayable in four annual installments of $25,000 plus capitalized interest thereon, commencing November 30, 2002.

Any time an event of default (as defined in the New Credit Agreement) exists, the interest rates on the loans may be increased by 3% upon notice from the requisite lenders.

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

The New Credit Agreement, as amended, requires the Company to meet certain consolidated financial tests, including minimum levels of EBITDA and fixed charge coverage ratio (both as defined in the New Credit Agreement) and maximum levels of capital expenditure. The New Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, payment of dividends, transactions with affiliates, asset sales, acquisitions, investments, mergers and consolidations, prepayments and amendments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. As previously mentioned, certain of these covenants have been permanently waived for the period ended February 28, 2002 through the period ended August 31, 2002.

All outstanding debt under the New Credit Agreement was classified as a current liability at May 31, 2002 and November 30, 2001 to reflect that there is a greater than remote possibility that this debt will become due in the next twelve months.

4. New Accounting Pronouncements

The Financial Accounting Standards Board issued the following recent statements: Statement of Financial Accounting Standards Board ("SFAS"), No. 141 "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and SFAS No. 145 "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."

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

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. The impairment test uses a fair value approach rather than the undiscounted cash flows approach previously used. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. While this statement is effective for fiscal years beginning after December 15, 2001, early adoption is permitted. The Company adopted this standard as of December 1, 2001. Application of the nonamortization provisions of SFAS No. 142 resulted in an increase to income of $4,069 ($0.90 per common share) per quarter during the first and second quarters of 2002. Pro forma impact on the first and second quarters of 2001 resulted in an increase in net income of approximately $4,069 or ($0.90 per common share) for each quarter.

Set forth below is the pro forma SFAS No. 142 effect on results of operations for the three and six month periods ended May 31, 2002 and 2001;


                                                                          Unaudited
                                             ---------------------------------------------------------------------------------
                                                      Three months ended                        Six months ended
                                                           May 31,                                   May 31,
                                                    2002               2001                2002                    2001
                                             ----------------------------------    -------------------------------------------

Net loss                                         $ (15,576)          $ (13,026)            $ (24,023)              $ (24,401)

Add back:
Amortization of reorganization
 value in excess of amount
 allocable to identifiable assets                        -               4,069                     -                   8,138

                                             --------------    ----------------      ----------------    --------------------
Adjusted net loss                                  (15,576)             (8,957)              (24,023)                (16,263)

Preferred stock dividends                             (375)               (368)                 (757)                   (750)

                                             --------------    ----------------      ----------------    --------------------
Loss applicable to common stock                  $ (15,951)           $ (9,325)            $ (24,780)              $ (17,013)
                                             ==============    ================      ================    ====================

Loss per common share:
  Basic
       Net loss                                    $ (3.57)            $ (2.98)              $ (5.54)                $ (5.59)
       Amortization of reorganization
        value in excess of amount
        allocable to identifiable assets                 -                0.90                     -                    1.81
                                             --------------    ----------------      ----------------    --------------------
       Adjusted loss per common share              $ (3.57)            $ (2.08)              $ (5.54)                $ (3.78)
                                             ==============    ================      ================    ====================

       Weighted average shares outstanding*          4,474               4,500                 4,474                   4,500
                                             ==============    ================      ================    ====================

  Diluted
       Net loss                                    $ (3.57)            $ (2.98)              $ (5.54)                $ (5.59)
       Amortization of reorganization
        value in excess of amount
        allocable to identifiable assets                 -                0.90                     -                    1.81
                                             --------------    ----------------      ----------------    --------------------
       Adjusted loss per common share              $ (3.57)            $ (2.08)              $ (5.54)                $ (3.78)
                                             ==============    ================      ================    ====================

       Weighted average shares outstanding*          4,474               4,500                 4,474                   4,500
                                             ==============    ================      ================    ====================

*Total shares to be issued pursuant to Plan of Reorganization.



The Company is testing reorganization value in excess of amounts allocable to identifiable assets using the two-step process prescribed in SFAS No.
142. The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company has completed the first of the required impairment tests for indefinite lived intangible assets as of December 1, 2001. The Company concluded that it has two reporting units, North America and Europe/Africa. The first step test resulted in the carrying value exceeding the fair value for both reporting units. Any impairment that is required to be recognized when adopting SFAS No. 142 will be reflected as the cumulative effect of a change in accounting principle effective December 1, 2001 and the first and second quarter results will be restated upon adoption, as required by SFAS No.
142. The Company has not yet determined the magnitude of the potential impairment loss. The Company intends to complete the measurement of the impairment loss before the end of fiscal 2002.

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

For most companies, SFAS No. 145 will require gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APBO No. 30. The provisions of SFAS No. 145 related to the SFAS No. 4 revision are effective for financial statements issued for fiscal years beginning after May 15, 2002, however, early adoption is encouraged. Once adopted, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APBO No. 30 for classification as an extraordinary item should be reclassified. Management has not yet determined the effect, if any, of this statement on the Company's financial statements.

5. Segment Reporting

For the three and six month periods ended May 31, 2002 and 2001, the Company had only one reportable industry segment-the design, manufacture and servicing of petroleum dispensing systems. The Company has two reportable operating segments: North America and Europe/Africa. The accounting policies of these segments are as described in the summary of significant accounting policies in the Company's Form 10-K for the year ended November 30, 2001. The Company evaluates the performance of each operating segment based upon income from operations before merger and acquisition costs and other unusual items. The Company's selling, general, and administrative expenses are charged to each segment based upon the operating segment where the costs are incurred. Segment results for the three and six month periods ended May 31, 2002 and 2001 are summarized in the tables below.


SEGMENT REPORTING


Three months ended                         North
May 31, 2002                            America (1)     Europe/Africa      Eliminations    Consolidated
                                        ----------------------------------------------------------------
Customer sales                           $ 35,962         $ 76,785               $ -       $ 112,747
Intercompany sales                            711              818            (1,529)              -
Depreciation and amortization               2,138            1,985               278           4,401
Operating profit (loss), before
 merger and acquisition costs
 and other unusual items                   (7,722)           5,211              (284)         (2,795)
Total assets                            $ 502,864        $ 249,709        $ (316,347)      $ 436,226



Three months ended                         North
May 31, 2001                            America (1)     Europe/Africa      Eliminations    Consolidated
                                        ----------------------------------------------------------------
Customer sales                           $ 45,218         $ 76,568               $ -       $ 121,786
Intercompany sales                            583                4              (587)              -
Depreciation and amortization               5,302            4,996            (1,254)          9,044
Operating profit (loss), before
 merger and acquisition costs
 and other unusual items                   (6,456)           3,776             1,133          (1,547)
Total assets                            $ 534,589        $ 239,452        $ (315,362)      $ 458,679



Six months ended                           North
May 31, 2002                            America (1)     Europe/Africa      Eliminations    Consolidated
                                        ----------------------------------------------------------------
Customer sales                           $ 69,370        $ 163,010        $        -       $ 232,380
Intercompany sales                          1,129              838            (1,967)              -
Depreciation and amortization               4,320            3,938               559           8,817
Operating profit (loss), before
 merger and acquisition costs
 and other unusual items                  (14,386)          13,755              (581)         (1,212)
Total assets                            $ 502,864        $ 249,709        $ (316,347)      $ 436,226



Six months ended                           North
May 31, 2001                            America (1)     Europe/Africa      Eliminations    Consolidated
                                        ----------------------------------------------------------------
Customer sales                           $ 89,365        $ 153,661        $        -       $ 243,026
Intercompany sales                          1,181              619            (1,800)              -
Depreciation and amortization               7,323            7,717             1,913          16,953
Operating profit (loss), before
 merger and acquisition costs
 and other unusual items                   (8,707)           6,910            (2,007)         (3,804)
Total assets                            $ 534,589        $ 239,452        $ (315,362)      $ 458,679


(1) Includes corporate headquarters

Reconciliation from segment information to consolidated statement of earnings:


                                            Three months ended                               Six months ended
                                                 May 31,                                         May 31,
                                 -----------------------------------------    -----------------------------------------
                                        2002                  2001                   2002                  2001
                                 -------------------   -------------------    -------------------   -------------------
Segment operating loss                     $ (2,795)             $ (1,547)              $ (1,212)             $ (3,804)
Merger and acquisition costs
 and other unusual items                     (3,545)               (2,218)                (4,389)               (2,950)
                                 -------------------   -------------------    -------------------   -------------------
Consolidated operating loss                $ (6,340)             $ (3,765)              $ (5,601)             $ (6,754)


6. Comprehensive Loss


                                                            Three months ended                   Six months ended
                                                                  May 31,                             May 31,
                                                          2002              2001               2002              2001
                                                     ----------------------------------   ----------------------------------

Net loss                                                   $ (15,576)        $ (13,026)         $ (24,023)        $ (24,401)
Other comprehensive income (loss):
        Foreign currency translation adjustments               4,523            (6,677)             3,790            (1,636)

                                                     ----------------  ----------------   ----------------  ----------------
Comprehensive loss                                         $ (11,053)        $ (19,703)         $ (20,233)        $ (26,037)
                                                     ================  ================   ================  ================


7. Earnings per Share

The Company presents two earnings per share ("EPS") amounts, basic and diluted. Basic EPS is calculated based on earnings available to common shareholders and the weighted-average number of common shares outstanding during the reported period. Diluted EPS includes additional dilution from common stock equivalents, such as stock issuable pursuant to conversion of preferred stock or the exercise of stock options and warrants outstanding. The incremental shares from the conversion of preferred stock and exercise of stock options and warrants were not included in computing diluted EPS for the three and six month periods ended May 31, 2002 and 2001, since the effect of such inclusion would be antidilutive during periods when a loss from continuing operations is reported.

For the three and six month periods ended May 31, 2002, the weighted-average number of potentially issuable common shares included 667,567 and 672,993 shares, respectively, related to warrants issued to the Company's bank group. For the three and six month periods ended May 31, 2001, the weighted-average number of potentially issuable common shares included 676,977 and 676,760 shares, respectively, related to warrants issued to the Company's bank group.

Pursuant to the Plan, the holders of the Company's old senior and junior subordinated notes were required to exchange the notes for New Common Stock within a one-year period, commencing at the Effective Date. Due to the failure of some of these holders to exchange their notes within the one-year period, the Company reduced the total number of shares outstanding by approximately 26,000 beginning November 30, 2001.

8. Merger and Acquisition Costs and Other Unusual Items

The components of merger and acquisition costs and other unusual items for the three and six month periods ended May 31, 2002 and 2001 are as follows:


                                                                    Three months ended               Six months ended
                                                                         May 31,                          May 31,
                                                            -------------------------------     ---------------------------
                                                                 2002            2001               2002           2001
                                                            --------------   --------------     -------------   -----------
Employee compensation and expenses
  related to on-going cost reduction efforts...............   $    2,270       $    1,830            $ 2,952      $ 2,203
Lease cancellation and other facility expenses.............        1,185               49              1,230           95
Legal and professional fees................................           16               12                 41           26
Reorganization.............................................           74              132                166          429
Other......................................................            -              195                  -          197

                                                              ----------       -----------           --------     ---------
Total                                                         $    3,545       $    2,218            $ 4,389      $ 2,950
                                                              ==========       ===========           ========     =========


During the second quarter of 2002, it was determined that closure of the Company's software development facility in Chesapeake, Virginia would be necessary. As a result, approximately $460 for employee severance costs due to elimination of positions was accrued for in May of 2002. The Company also accrued approximately $935 for the remaining lease payments for the building for the period beginning at the time the building is vacated in August of 2002 through the expiration of the lease in April 2005. The second quarter also includes charges of approximately $850 for severance costs related to personnel reductions at the Company's Grentheville, France manufacturing facility and Le Plessis, France service facility.

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

Results of Operations

Consolidated net sales for the three month period ended May 31, 2002 were $112,747 compared to $121,786 for the comparable 2001 three month period. Customer sales for North America for the period decreased by 20.5% to $35,962 in 2002 from $45,218 in 2001. This decrease is attributable to the overall decline in the North American market. While the Company believes that its market share in this region is remaining constant, the overall market decline is adversely affecting sales. European and African customer sales for the period remained steady at $76,785 in 2002 compared to $76,568 in 2001.

Consolidated net sales for the six month period ended May 31, 2002 were $232,380 compared to $243,026 for the comparable 2001 period. Sales for North America decreased by 22.4% for the period to $69,370 in 2002 from $89,365 in 2001. This decrease is primarily attributable to the overall decline in the North American market. European and African sales increased by 6.1% to $163,010 in 2002 from $153,661 in 2001. This increase is primarily attributable to the continued effort to upgrade products to enable customers to operate using the Euro, as well as the strengthening of foreign currency rates relative to the U.S. dollar.

Gross margin as a percent of sales (defined as net sales less cost of sales, divided by net sales) decreased to 20.2% in the three month period ended May 31, 2002 from 22.7% in the same period in 2001. As the North American sales have continued to decline, the Company has been unable to reduce fixed manufacturing costs at a comparable rate. Management is continually trying to implement a strategy to reduce these costs. Also, certain sales were made in Latin America at lower margins during the three month period ended May 31, 2002. For further discussion, refer to the section "Liquidity and Capital Resources" below. For the six month period ended May 31, gross margin decreased to 21.0% in 2002 from 21.9% in 2001.

Selling, general, and administrative ("SG&A") expenses expressed as a percentage of sales for the three and six month periods ended May 31, 2002 were 18.8% and 17.8%, respectively, compared to 16.5% and 16.4% in the same periods of 2001. SG&A expenses have increased from $20,132 in the three month period ended May 31, 2001 to $21,208 in the same period in 2002. SG&A expenses have increased in the six month period ended May 31, 2002 to $41,297 from $39,961 in the six month period ended May 31, 2001. This increase, both in amount and percentage, is attributable to the substantial legal and professional service costs associated with the ongoing effort to plan, modify, and adjust the Company's financial structure.

Depreciation and amortization expense for the three and six month periods ended May 31, 2002 was $4,401 and $8,817, respectively, in contrast with $9,044 and $16,953 in the comparable 2001 periods. This decrease was primarily attributable to the cessation of amortization of reorganization value in excess of amount allocable to identifiable assets pursuant to the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142. This was partially offset by the increased depreciation resulting from the capitalization of leases related to service vehicles in France during 2001. See Note 4 to the consolidated condensed financial statements, "New Accounting Pronouncements," for more information.

Merger and acquisition costs and other unusual items were $3,545 and $4,389 for the three and six month periods ended May 31, 2002, respectively, compared to $2,218 and $2,950 for the same periods in 2001. This increase is due to increased severance and lease cancellation costs due to facility closures in the 2002 period related to ongoing cost reduction efforts.

Net interest expense for the three month period ended May 31, 2002 was $9,058 compared to $8,835 for the three month period ended May 31, 2001. This increase is primarily attributable to increased borrowings under the revolving credit facility partially offset by significant decreases in market interest rates. Net interest expense for the six month period ended May 31, 2002 was $17,610 compared to $18,057 in the six month period ended May 31, 2001. This decrease is primarily attributable to a significant decrease in market interest rates, which reduced interest expense related to the variable portion of the New Credit Agreement.

Foreign currency gain for the three and six month periods ended May 31, 2002 was $274 and $81, respectively, in contrast with foreign currency loss of $762 and $507 in the same periods of 2001. These gains are attributable to fluctuations in the value of various foreign currencies, predominantly the Euro and the British pound, against the U.S. dollar.

Other expense, net for the three and six month periods ended May 31, 2002 was $94 and $213, compared to $940 and $1,992 of income in the same periods of 2001. This decrease was due to proceeds received from life insurance policies and the reduction in estimates of certain liabilities, such as foreign Value Added Tax, in the 2001 period that did not recur in the 2002 period.

Income tax for the three and six month periods ended May 31, 2002 and 2001 was an expense of $391 and $699, respectively, compared to $431 and $893 in the three and six month periods ended May 31, 2001. This decline is due to decreases in state and local taxes.

As a result of the above mentioned items, loss applicable to common stock was $15,951 or $3.57 per diluted common share for the three months ended May 31, 2002, compared to a loss applicable to common stock of $13,394 or $2.98 per diluted common share for the same period in 2001. Loss applicable to common stock was $24,780 or $5.54 per diluted common share for the six months ended May 31, 2002, compared to a loss applicable to common stock of $25,151 or $5.59 per diluted common share for the same period in 2001.

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

The results of the Company have demonstrated that a restructuring of its capital structure is necessary. Toward this end, the Company initiated discussions with its lenders regarding potential restructuring options. Though these discussions have not yet resulted in an arrangement, the Company and its lenders have entered into an amendment and waiver to the Company's credit facility (more fully discussed in Note 3 "Notes Payable, Bank Credit Agreement" to the consolidated condensed financial statements) in which a timetable has been established to retain an investment banking firm to develop a plan to explore all strategic options available to the Company, including, without limitation, asset dispositions, refinancings, and equity investments. The Company does not believe that this process will impact its day-to-day operations. While the Company believes that a transaction may be possible, there can be no assurance that a transaction will be achieved.

As more fully discussed in Note 3 to the consolidated condensed financial statements, "Notes Payable, Bank Credit Agreement," the Company entered into an amendment and waiver with its lenders that permanently waived certain financial convenants for the computation period ended February 28, 2002 through the computation period ending August 31, 2002. The Company's financial statements for the quarter ended May 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Net sales have declined for three consecutive years and the Company incurred net losses for the year ended November 30, 2001 and for the six months ended May 31, 2002 of $56,754 and $24,023, respectively. In addition, the Company had negative working capital as of May 31, 2002 and November 30, 2001 of $231,972 and $215,139, respectively, as a result of the classification of the outstanding bank debt as a current liability. Further, the Company expects to incur additional net losses in the next two quarters of fiscal 2002. Without restructuring of the credit facility or other changes in the Company's operations, estimated cash availability will not be sufficient to fund the scheduled principal and interest payment on the Special Loan due November 30, 2002. Also, as a result of the Company's recent history of declining sales and operating losses and forecasted future losses, the Company may not be able to attract equity capital to strengthen its financial condition. Given these conditions, there can also be no assurances that the Company will meet its financial loan covenants in the future or that the bank group will not exercise its rights within the loan agreement to accelerate maturities on substantially all of the Company's debt. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

To achieve these goals, the plan encompasses a shift from a geographical focus to a product line focus. The new focus divides the Company's worldwide product portfolio into three distinct business units: the Sales and Service Unit, the Forecourt Products Business Unit and the Systems Business Unit. Each business unit will focus on a specific product line on a global scale allowing use of technologies and components across marketplaces and elimination of redundant designs. The Sales and Service Unit will allow the Company to allocate the necessary resources to improving customer service and selling processes, which is expected to increase market share. The Forecourt Products Business unit will focus on reducing costs through the creation of global components and continuous improvement in the production area. The Systems Business Unit will focus on maximizing research and development efforts for dispensers and software by eliminating duplication of work. The Company believes that these operating improvements will facilitate the Company's ability to achieve a significant portion of planned cost savings, while ultimately increasing revenues.

The Company began to implement this plan in the first six months of 2002, as evidenced by acceptance of Tokheim's tender offer by Shell Oil Company, United States and the announcement of the closure of certain of the Company's facilities. The Company believes that it is strategically positioned through its international hypermarket experience to offer products for this emerging market in the United States.

Cash provided from operations for the six month period ended May 31, 2002 was $11,464 versus $121 in the same period of 2001. This increase was caused by a large decrease in net receivables, partially offset by a decrease in accounts payable.

Cash used in investing activities for the six month period ended May 31, 2002 was $2,084 compared to $4,709 in the same period of 2001. This decline is principally attributable to decreased levels of capital expenditures in the first half of 2002.

Cash used in financing activities for the six month period ended May 31, 2002 was $2,680 compared to cash provided from financing activities of $9,676 in the same 2001 period. This decline in cash provided is primarily attributable to a decrease in cash overdrafts in the first six months of 2002.

The Reorganization

The Company's Chapter 11 reorganization became effective as of October 20, 2000. Under the Plan, among other things:

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

- the holders of the Company's 12,669,000 shares of previously outstanding common stock (the "old Common Stock") were entitled to receive, assuming a full exchange, "out of the money" Series C warrants with a six year term giving them the right to acquire an aggregate of 549,451 shares of New Common Stock of the reorganized Company at an exercise price of approximately $49.46 per share (each Series C Warrant entitles the holder to purchase 0.04326865 of a share of New Common Stock at a price of $2.14, thereby requiring a holder to exercise approximately 23.11 Series C Warrants at an aggregate exercise price of approximately $49.46 to purchase one share to New Common Stock.)

- members of the bank group received Series A Warrants to acquire 678,334 of New Common Stock at an exercise price of $0.01 per share; and

- members of the bank group received Series A Senior Preferred Stock with an aggregate liquidation preference of $100 and dividends with an annual rate of 16%.

The Company also entered into a post-confirmation credit agreement (the "New Credit Agreement") as of the Effective Date. A portion of the proceeds from these facilities was used to repay all outstanding borrowings under the Company's then-existing bank loans. The New Credit Agreement, with amounts outstanding of $295,978 and $279,127 at May 31, 2002 and November 30, 2001, respectively, consists of:

- Tranche A Term Loan in the amount of $33,087, adjusted from an original amount of $36,540 at the Effective Date, due in September 2005;

- Tranche B Term Loan in the amount of $100,668, adjusted from an original amount of $100,637 at the Effective Date, due in September 2005;

- Special Loan in the amounts of $129,223 and $119,372 at May 31, 2002 and November 30, 2001, respectively, including payment-in-kind interest, payable in four annual installments of $25,000 plus accrued interest thereon, commencing in November 2002; and

- Revolving credit facility in an amended maximum amount of $35,502 from a maximum amount of $47,765 at the Effective Date, due in September 2005, of which $33,000 and $26,000 was outstanding at May 31, 2002 and November 30, 2001, respectively. The Company also has outstanding letters of credit at May 31, 2002 and November 30, 2001 of $2,502 and $2,002, respectively.

Interest rates on the new credit facilities are as follows:

- the Tranche A and Tranche B Term Loans bear interest based upon (at the Company's option) (i) the Base Rate (defined as the higher of (a) the prime rate and (b) the federal funds rate plus 0.5%) plus 3.5% in the case of US dollar denominated loans or (ii) the Eurodollar Rate (Reserve Adjusted) as defined in the New Credit Agreement plus 5% in the case of Euro dollar denominated loans;

- the Special Loan bears interest at the rate of 16%, which is capitalized as part of the principal balance in lieu of being paid in cash; and

- the revolving credit facility bears interest based upon (at the Company's option) (i) the Base Rate (defined as the higher of (a) the prime rate and (b) the federal funds rate plus 0.5%) plus 2.5% in the case of US dollar denominated loans or (ii) the Eurodollar Rate (Reserve Adjusted) as defined in the New Credit Agreement plus 4% in the case of Euro dollar denominated loans.

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

The Future

The New Credit Agreement, as amended, requires the Company to meet certain consolidated financial tests, including minimum levels of EBITDA and fixed charge coverage ratio (both as defined in the New Credit Agreement) and maximum levels of capital expenditure. The New Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, payment of dividends, transactions with affiliates, asset sales, acquisitions, investments, mergers and consolidations, prepayments and amendments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. As more fully discussed in Note 3 to the consolidated condensed financial statements, "Notes Payable, Bank Credit Agreement," certain of these covenants have been permanently waived for the period ending February 28, 2002 through the period ending August 31, 2002.

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

The Company is subject to variability in foreign exchange rates primarily in its European and African operations. Exposure to this variability is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. The Company, from time to time, enters into currency exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions. Tokheim's subsidiary, Tokheim-Italia s.r.l., has entered into interest rate swap agreements to protect exposures to interest rate fluctuations. The Company had no other material outstanding agreements of this nature at May 31, 2002. The sensitivity of earnings and cash flows to variations in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company's overall currency rate exposure at May 31, 2002, movements in currency rates could materially impact the results of operations and financial position of the Company.

A significant portion of the Company's debt has been borrowed under variable rate arrangements. A 1% change in interest rates on this debt as of May 31, 2002 would impact quarterly interest expense by approximately $400.


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

On October 18, 2000, Schlumberger filed a claim with the Bankruptcy Court with respect to the Company's acquisition of RPS. The claim, which was subsequently modified on January 12, 2001, is for various sums allegedly due to Schlumberger, totaling $10,000. The Company believed that $6,507 of the claim was valid and made a provision for that amount. Pursuant to the Plan, this provision was discharged as an impaired claim and included in the calculation of extraordinary gain for the eleven months ended October 31, 2000. If the remaining amount of the claim were to be upheld, it would be treated similarly to the claims of other impaired unsecured creditors. The Company has not paid this claim as it has a counter-claim against Schlumberger for amounts due and alleged to be due to the Company on account of Schlumberger's alleged material breach of various representations and warranties and breaches of other provisions of the agreement entered in connection with the acquisition of RPS. The amount of the Company's counter-claim is substantially higher than the amount of Schlumberger's claim. The Company has commenced arbitration proceedings and has filed its Statement of Claim in the International Court of Arbitration to resolve the matter. Since the filing of the Statement of Claim by the Company, both parties have had numerous settlement discussions. However, no settlement has yet been reached.

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

As more fully described in Note 21 to the consolidated financial statements, "Contingent Liabilities," in the Company's Form 10-K for the year ended November 30, 2001, the Company is defending various claims and legal actions, including claims relating to the U.S. Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and other environmental laws, product liability and various contract and employee matters, some of which may be impaired in the aforementioned bankruptcy proceeding. These legal actions primarily involve claims for damages arising out of the Company's manufacturing operations, product liability and various contractual and employment issues. Management believes that the outcome of such pending claims will not, individually or in the aggregate, have a material adverse effect on the Company's financial position, results of operations, or cash flows.

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

4.12 Amendment No. 1 to Waiver and Consent, dated as of April 30, 2002, among Tokheim Corporation, various subsidiaries thereof as borrowers, various financial institutions as lenders, AmSouth Bank, as a Lender and as documentation agent for the Lenders, and ABN AMRO Bank N.V., as a Lender, as issuing lender and as administrative agent for the Lenders (incorporated herein by reference to the Company's Annual Report on Form 10-Q, for the quarter ended February 28, 2002).

4.13 Amendment No. 2 to Waiver and Consent, dated as of May 8, 2002, among Tokheim Corporation, various subsidiaries thereof as borrowers, various financial institutions as lenders, AmSouth Bank, as a Lender and as documentation agent for the Lenders and ABN AMRO Bank N.V., as a Lender, as issuing lender and as administrative agent for the Lenders (incorporated herein by reference to the Company's Annual Report on Form 10-Q, for the quarter ended February 28, 2002).

4.14 Amendment No. 3 to Waiver and Consent, dated as of May 22, 2002, among Tokheim Corporation, various subsidiaries thereof as borrowers, various financial institutions as lenders, AmSouth Bank as a Lender and as documentation agent for the Lenders and ABN AMRO Bank N.V., as a Lender, as issuing lender and as administrative agent for the Lenders (incorporated herein by reference to the Company's Annual Report on Form 10-Q, for the quarter ended February 28, 2002).

4.15 Amendment No. 4 to Waiver and Consent, dated as of May 31, 2002, among Tokheim Corporation, various subsidiaries thereof as borrowers, various financial institutions as lenders, AmSouth Bank, as a Lender and as documentation agent for the Lenders and ABN AMRO Bank N.V., as a Lender, as issuing lender and as administrative agent for the Lenders (incorporated herein by reference to the Company's Annual Report on Form 10-Q, for the quarter ended February 28, 2002).

4.16 Sixth Amendment and Waiver to the Credit Agreement, dated as of June 7, 2002, among Tokheim Corporation, various subsidiaries thereof as Borrowers, various financial institutions as lenders, AmSouth Bank, as a Lender and as documentation agent for the Lenders and ABN AMRO Bank N.V., as a Lender, as issuing lender and as administrative agent for the Lenders (incorporated herein by reference to the Company's Current Report on Form 8-K, filed June 11, 2002).

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

b. Reports on Form 8-K

A Current Report on Form 8-K was filed on June 11, 2002 with respect to the Sixth Amendment and Waiver to the Company's Credit Agreement.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TOKHEIM CORPORATION


Date: July 15, 2002
                                         /s/ John S. Hamilton
                                         -------------------------------------
                                         President and Chief Executive Officer


                                         /s/ Scott L. Bennett
                                         -------------------------------------
                                         Vice President, Finance