Form 10-Q
period 2002-08-31
TOKHEIM CORP
filed 2002-10-15
CIK 98559

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



                                    Form 10-Q




(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended August 31, 2002.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]


Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [x]


As of August 31, 2002, 4,178,052 shares of voting common stock were outstanding.

The exhibit index is located on page 15.




Certain statements contained in this Report, including, without limitation, statements containing the words "will," "may," "should," "continue," "intends," "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: increases in interest rates or the Company's cost of borrowing or a default under any material debt agreement; inability of the Company to successfully integrate acquisitions; inability to achieve anticipated cost savings or revenue growth; dependence on the retail petroleum industry; inability to forecast or achieve future sales levels or other operating results; fluctuations in exchange rates among various foreign currencies, principally among the dollar, the Euro, and the British pound; competition; inability to protect proprietary technology or to integrate new technologies quickly into new products; changes in business strategy or development plans; business disruptions; changes in general economic conditions or in economic conditions of particular markets in which the Company competes; unavailability of funds for capital expenditures or research and development; changes in customer spending levels and demand for new products; changes in governmental, environmental or other regulations, especially as they may affect the capital expenditures of the Company's customers; failure of the Company to comply with governmental regulations; loss of key members of management; adverse publicity; contingent liabilities and other claims asserted against the Company; loss of significant customers or suppliers; and other factors referenced in this Report. Certain of these factors are discussed in more detail elsewhere in this Report, including, without limitation, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the consolidated financial statements and related notes. Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART 1. Financial Information

Item 1.  Financial Statements

TOKHEIM CORPORATION & SUBSIDIARIES
------------------------------------------------------------------------------------------------------------------------------------
Consolidated Condensed Statement of Earnings
(Amounts in thousands except data per share)

                                                                                                    Unaudited
                                                                       -------------------------------------------------------------
                                                                             Three months ended                  Nine months ended
                                                                                 August 31,                          August 31,
                                                                            2002             2001              2002             2001
                                                                       --------------------------------   --------------------------

Net sales ..........................................................      $ 112,921       $ 112,906       $ 345,301       $ 355,932
Cost of sales, exclusive of items listed below .....................         89,111          89,893         272,589         279,809
Selling, general, and administrative expenses ......................         17,850          19,142          59,147          59,103
Depreciation and amortization ......................................          4,220           8,138          13,037          25,092
Impairment of long-lived assets ....................................         27,361            --            27,361            --
Merger and acquisition costs and other unusual items ...............          1,254           1,554           5,643           4,504
                                                                          ---------       ---------       ---------       ---------

Operating loss .....................................................        (26,875)         (5,821)        (32,476)        (12,576)
Interest expense, net ..............................................         10,365           8,919          27,975          26,975
Foreign currency (gain) loss .......................................            475            (487)            394              20
Minority interest in subsidiaries ..................................             (8)            (26)            (27)            156
Other (income) expense, net ........................................             (3)            327             210          (1,666)
                                                                          ---------       ---------       ---------       ---------

Loss before income taxes and effect of accounting change ...........        (37,704)        (14,554)        (61,028)        (38,061)
Income tax expense .................................................            595             147           1,294           1,041
                                                                          ---------       ---------       ---------       ---------

Net loss, before effect of accounting change .......................        (38,299)        (14,701)        (62,322)        (39,102)

Effect of accounting change, net of tax of $0,
  adoption of SFAS 142 .............................................           --              --          (145,125)           --
                                                                           ---------       ---------       ---------       ---------

Net loss ...........................................................        (38,299)        (14,701)       (207,447)        (39,102)

Preferred stock dividends ..........................................           (358)           (372)         (1,115)         (1,122)
Preferred stock accretion ..........................................           (663)           --              (663)           --

                                                                          ---------       ---------       ---------       ---------
Loss applicable to common stock ....................................      $ (39,320)      $ (15,073)      $(209,225)      $ (40,224)
                                                                          =========       =========       =========       =========

Loss per common share:
        Basic
          Net loss before effect of accounting change ..............      $   (8.79)      $   (3.35)      $  (14.32)      $   (8.94)
          Cumulative effect of accounting change ...................           --              --            (32.44)           --
                                                                          ---------       ---------       ---------       ---------
          Net loss .................................................      $   (8.79)      $   (3.35)      $  (46.76)      $   (8.94)
                                                                          =========       =========       =========       =========
          Weighted average shares outstanding* .....................          4,474           4,500           4,474           4,500
                                                                          =========       =========       =========       =========

        Diluted
          Net loss before effect of accounting change ..............      $   (8.79)      $   (3.35)      $  (14.32)      $   (8.94)
          Cumulative effect of accounting change ...................           --              --            (32.44)           --
                                                                          ---------       ---------       ---------       ---------
          Net loss .................................................      $   (8.79)      $   (3.35)      $  (46.76)      $   (8.94)
                                                                          =========       =========       =========       =========
          Weighted average shares outstanding* .....................          4,474           4,500           4,474           4,500
                                                                          =========       =========       =========       =========

* Total Shares to be issued pursuant to Plan of Reorganization

The accompanying notes are an integral part of the financial statements.


TOKHEIM CORPORATION & SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------------------
Consolidated Condensed Balance Sheet
(Amounts in thousands except data per share)
                                                                                     Unaudited
                                                                                   August 31, 2002    November 30, 2001
                                                                                ---------------------------------------
Assets
Current assets:

Cash and cash equivalents                                                           $  21,332          $  14,132
Accounts receivable, net                                                               90,228            121,195
Inventories:
     Raw materials, service parts and supplies                                         53,238             55,577
     Work in process                                                                   10,156              5,591
     Finished goods                                                                    12,115             15,918
                                                                                    ---------          ---------
                                                                                       75,509             77,086
Other current assets                                                                    9,951             13,862
                                                                                    ---------          ---------
     Total current assets                                                             197,020            226,275

Property, plant and equipment:
     Land and land improvements                                                         3,399              5,166
     Buildings and building improvements                                               21,160             22,631
     Machinery and equipment                                                           29,319             45,611
     Construction in progress                                                           1,350              1,940
                                                                                    ---------          ---------
                                                                                       55,228             75,348
Less: Accumulated Depreciation                                                         16,517             13,281
                                                                                    ---------          ---------
                                                                                       38,711             62,067

Reorganization value in excess of amounts allocable to identifiable assets, net          --              145,125
Intangible assets, net                                                                  8,397             17,367
Other assets                                                                            5,352              7,235
                                                                                    ---------          ---------
        Total assets                                                                $ 249,480          $ 458,069
                                                                                    =========          =========

Liabilities and Shareholders' Equity

Current maturities of other long term debt                                          $   1,226          $   2,984
Cash overdrafts                                                                        12,346             17,543
Accounts payable                                                                       51,231             68,697
Accrued expenses                                                                       70,703             78,424
Current maturities of notes payable, bank credit agreement                            296,678            273,766
                                                                                    ---------          ---------
   Total current liabilities                                                          432,184            441,414

Other long term debt, less current maturities                                           2,956              2,925
Post-retirement benefit liability                                                      19,019             18,271
Other long-term liabilities                                                             3,601              2,049
                                                                                    ---------          ---------
                                                                                      457,760            464,659

Redeemable convertible preferred stock, liquidation value of $25 per share,
 1,700 shares authorized 960 shares issued                                             20,579             18,320
Treasury stock, at cost                                                                (5,721)            (4,974)
New preferred stock, liquidation preference of $10 per share,
 10 authorized and issued                                                                 100                100
                                                                                    ---------          ---------
   Total preferred equity                                                              14,958             13,446

New common stock, no par value; 30,000 shares authorized                                4,500              4,500
Common stock warrants                                                                   8,199              8,199
Accumulated comprehensive income (loss)                                                 4,037             (1,986)
Retained earnings (accumulated deficit)                                              (267,050)           (57,825)
Additional paid in capital                                                             27,076             27,076
                                                                                    ---------          ---------
           Total common shareholders' equity                                         (223,238)           (20,036)
                                                                                    ---------          ---------

     Total liabilities and shareholders' equity                                     $ 249,480          $ 458,069
                                                                                    =========          =========

The accompanying notes are an integral part of the financial statements.


TOKHEIM CORPORATION & SUBSIDIARIES
----------------------------------------------------------------------------------------------------
Consolidated Condensed Statement of Cash Flows
(Amounts in thousands except data per share)

                                                                                                Unaudited
                                                                                ----------------------------------------
                                                                                Nine months ended     Nine months ended
                                                                                 August 31, 2002       August 31, 2001
                                                                                ----------------------------------------
Cash flows from operating activities:
      Net loss .................................................................   $(207,447)           $ (39,102)
      Effect of change in accounting principle .................................     145,125                 --
                                                                                   ---------            ---------
                                                                                     (62,322)             (39,102)

      Adjustments to reconcile net loss to net cash
        provided from (used in) operating activities:
           Payment in kind interest ............................................      15,078               12,910
           Amortization of debt issuance costs .................................       1,048                1,049
           Depreciation and amortization .......................................      13,037               25,092
           Impairment of long-lived assests ....................................      27,361                 --
           Gain on sale of fixed assets ........................................        (247)                (732)
           Deferred income taxes ...............................................        (222)                 547
      Changes in assets and liabilities:
           Receivables, net ....................................................      38,032                2,693
           Inventories .........................................................       6,285               (4,855)
           Other current assets ................................................       3,820               (5,580)
           Accounts payable ....................................................     (21,170)               1,879
           Accrued expenses ....................................................     (11,506)                 301
           Other ...............................................................      (2,622)               1,958
                                                                                   ---------            ---------
Net cash provided from (used in) operations ....................................       6,572               (3,840)
                                                                                   ---------            ---------

Cash flows from investing activities:
           Property, plant, and equipment additions ............................      (3,660)              (7,582)
           Proceeds from the sale of property, plant, and equipment ............         343                1,720
           Other ...............................................................       5,192                 (465)
                                                                                   ---------            ---------
Net cash provided from (used in) investing activities ..........................       1,875               (6,327)
                                                                                   ---------            ---------

Cash flows from financing activities:
           Decrease in other debt ..............................................      (2,263)                (998)
           Net increase in notes payable, banks ................................       6,784               11,363
           Net increase (decrease) in cash overdraft ...........................      (6,857)               4,657
           Other ...............................................................        (627)                 (48)
           Preferred stock dividends ...........................................      (1,115)              (1,122)
                                                                                   ---------            ---------
Net cash provided from (used in) financing activities ..........................      (4,078)              13,852
                                                                                   ---------            ---------

Effect of translation adjustments on cash ......................................       2,831               (1,769)

           Increase in cash and cash equivalents ...............................       7,200                1,916
           Cash and cash equivalents:
           Beginning of period .................................................      14,132                8,946
                                                                                   ---------            ---------
           End of period .......................................................   $  21,332            $  10,862
                                                                                   =========            =========

The accompanying notes are an integral part of the financial statements.



Notes to the Consolidated Condensed Financial Statements

1. Basis of Presentation

All dollar amounts presented are in thousands, except for per share data.

The consolidated condensed financial statements are unaudited for the periods indicated herein, except for the November 30, 2001 balance sheet. In accordance with the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures have been condensed or omitted; therefore, such financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended November 30, 2001. The consolidated financial statements include the accounts of Tokheim Corporation and its wholly and majority-owned subsidiaries ("Tokheim" or the "Company"). The consolidated condensed financial statements in this Report reflect all adjustments and accruals that, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented; all such adjustments were of a normal recurring nature except for the charges related to impairments of reorganization value in excess of amount allocable to identifiable assets and certain long-lived assets as explained in Notes 4 and 9, respectively. The results of operations for the three and nine month periods ended August 31, 2002 are not necessarily indicative of the results of operations for the year ending November 30, 2002.

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

The Company's results of operations have demonstrated that a restructuring of its capital structure is necessary, including, without limitation, through one or more asset dispositions, refinancings, and equity investments. Toward this end, the Company initiated discussions with its lenders regarding potential restructuring options. Though these discussions have not yet resulted in an arrangement, the Company and its lenders have entered into an amendment and waiver to the Company's credit facility (more fully discussed in Note 3 "Notes Payable, Bank Credit Agreement" to the consolidated condensed financial statements) in which a timetable has been established to retain an investment banking firm to develop a plan to explore all strategic options available to the Company, including, without limitation, asset dispositions, refinancings, and equity investments. The Company does not believe that this process will significantly impact its day-to-day operations. While the Company believes that a transaction may be possible, there can be no assurance that a transaction will be achieved.

As more fully discussed in Note 3 to the consolidated condensed financial statements, "Notes Payable, Bank Credit Agreement," the Company entered into an amendment and waiver with its lenders that permanently waived certain financial covenants for the computation period ended February 28, 2002 through the computation period ending August 31, 2002.

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Net sales have declined for three consecutive years and the Company incurred net losses, before effect of accounting change and impairment of long-lived assets, for the year ended November 30, 2001 and for the nine months ended August 31, 2002 of $56,754 and $34,961, respectively. In addition, the Company had negative working capital as of August 31, 2002 and November 30, 2001 of $235,164 and $215,139, respectively, as a result of the classification of the outstanding bank debt as a current liability. Further, the Company expects to incur additional net losses in the last quarter of fiscal 2002. Without restructuring of the credit facility or other changes in the Company's operations, estimated cash availability will not be sufficient to fund the scheduled principal and interest payment on the Special Loan under the post-confirmation credit agreement (the "New Credit Agreement"), and certain credit related fees due November 30, 2002. Also, as a result of the Company's recent history of declining sales and operating losses and forecasted future losses, the Company may not be able to attract equity capital to strengthen its financial condition. Given these conditions, there can also be no assurances that the Company will meet its financial loan covenants in the future or that the bank group will not exercise its rights within the loan agreement to accelerate maturities on substantially all of the Company's debt. These matters raise substantial doubt about the Company's ability to continue as a going concern.


3. Notes Payable, Bank Credit Agreement

In connection with the Chapter 11 proceedings discussed above, the Company entered into a New Credit Agreement as of the Effective Date, which replaced all then-existing credit agreements. The New Credit Agreement is comprised of a four-year, eleven month revolving credit facility and three four-year, eleven month term facilities: the Tranche A Term Loan, the Tranche B Term Loan and the Special Loan.

At August 31, 2002, the aggregate amount outstanding under the revolving facility was $33,000. The Company also had outstanding letters of credit at August 31, 2002 of $2,369. Any balances on the revolving facility are repayable in full on September 20, 2005. The Sixth Amendment and Waiver dated as of June 7, 2002 (the "Sixth Amendment") terminated the ability of the Company to borrow under the revolving credit facility and to request the issuance of letters of credit (other than renewals or replacements of existing letters of credit).

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

The binding term sheet was not agreed to by June 7, 2002, and, therefore, a Sixth Amendment and Waiver was entered into as of June 7, 2002. The Sixth Amendment did the following: 1) permanently waived compliance with certain financial covenants for the computation period ended February 28, 2002 through the computation period ending August 31, 2002; 2) terminated the ability of the Company to borrow under the revolving credit facility and to request the issuance of letters of credit (other than renewals or replacements of existing letters of credit); and 3) added a timetable which required the Company to retain an investment banking firm to develop a plan to explore all strategic options available to the Company, including, without limitation, asset dispositions, refinancings and equity investments and complete the solicitation of final binding proposals from all interested parties by no later than September 30, 2002. The Company received a number of proposals on September 30, 2002, and the Company's Board of Directors and its advisors are considering such proposals. While the Company believes that a transaction may be possible, there can be no assurance that a transaction will be achieved.

The Tranche A Term Loan and the Tranche B Term Loan bear interest based upon (at the Company's option) (i) the Base Rate (defined as the higher of (a) the prime rate and (b) the federal funds rate plus 0.5%) plus 3.5% in the case of US dollar denominated loans or (ii) the Eurodollar Rate (Reserve Adjusted) as defined in the New Credit Agreement plus 5% in the case of Euro dollar denominated loans.

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

The Company may voluntarily prepay the loans, in whole or in part, without penalty (with certain exceptions).The Company is also required to apply against the loans (i) all net cash proceeds from sales of assets, (ii) all insurance proceeds (with certain exceptions), (iii) all net proceeds from the sale or issuance of debt or equity (with certain exceptions), (iv) a percentage of excess cash flow (as defined in the New Credit Agreement) for each fiscal year commencing with the year ending November 30, 2002 and (v) all net proceeds received by the Company relating to the Schlumberger litigation.

The New Credit Agreement, as amended, requires the Company to meet certain consolidated financial tests, including minimum levels of EBITDA and fixed charge coverage ratio (both as defined in the New Credit Agreement) and maximum levels of capital expenditure. The New Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, payment of dividends, transactions with affiliates, asset sales, acquisitions, investments, mergers and consolidations, prepayments and amendments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. As previously described, certain of these covenants have been permanently waived for the period ended February 28, 2002 through the period ended August 31, 2002.

All outstanding debt under the New Credit Agreement was classified as a current liability at August 31, 2002 and November 30, 2001.

4. New Accounting Pronouncements

The Financial Accounting Standards Board issued the following recent statements:
Statement of Financial Accounting Standards Board ("SFAS"), No. 141 "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," and SFAS No. 146 "Accounting for Exit or Disposal Activities."

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

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. The impairment test uses a fair value approach rather than the undiscounted cash flows approach previously used. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The Company adopted this standard as of December 1, 2001. Pro forma impact on the first, second and third quarters of 2001 resulted in an increase in net income of approximately $4,069 or ($0.90 per common share) for each quarter.

Set forth below is the pro forma SFAS No. 142 effect on results of operations for the three and nine month periods ended August 31, 2002 and 2001:


                                                                                                     Unaudited
                                                                                -------------------------------------------------
                                                                                   Three months ended        Nine months ended
                                                                                       August 31,               August 31,
                                                                                 2002            2001       2002          2001
                                                                                -------------------------------------------------

Reported net loss before effect of accounting change                              $(38,299)   $(14,701)   $(62,322)   $(39,102)

Add back:
Amortization of reorganization value in excess of amounts allocable
 to identifiable assets                                                               --         4,069        --        12,207
                                                                                  --------    --------    --------    --------
Adjusted net loss before effect of accounting change                               (38,299)    (10,632)    (62,322)    (26,895)

Preferred stock dividends                                                             (358)       (372)     (1,115)     (1,122)
Preferred stock accretion                                                             (663)       --          (663)       --
                                                                                  --------    --------    --------    --------
Loss applicable to common stock before effect of accounting change                $(39,320)   $(11,004)   $(64,100)   $(28,017)
                                                                                  ========    ========    ========    ========


Loss per common share before effect of accounting change:
        Basic
              Net loss before effect of accounting change                         $  (8.79)   $  (3.35)   $ (14.33)   $  (8.94)
              Amortization of reorganization value in excess of amounts
                allocable to identifiable assets                                      --          0.90        --          2.71
                                                                                  --------    --------    --------    --------
              Adjusted loss per common share before effect of accounting change   $  (8.79)   $  (2.45)   $ (14.33)   $  (6.23)
                                                                                  ========    ========    ========    ========

              Weighted average shares outstanding*                                   4,474       4,500       4,474       4,500
                                                                                  ========    ========    ========    ========

        Diluted
              Net loss before effect of accounting change                         $  (8.79)   $  (3.35)   $ (14.33)   $  (8.94)
              Amortization of reorganization value in excess of amounts
                 allocable to identifiable assets                                     --          0.90        --          2.71
                                                                                  --------    --------    --------    --------
              Adjusted loss per common share before effect of accounting change   $  (8.79)   $  (2.45)   $ (14.33)   $  (6.23)
                                                                                  ========    ========    ========    ========

              Weighted average shares outstanding*                                   4,474       4,500       4,474       4,500
                                                                                  ========    ========    ========    ========

*Total shares to be issued pursuant to Plan of Reorganization.




The Company has tested reorganization value in excess of amounts allocable to identifiable assets using the two-step process prescribed in SFAS No. 142. The first step was to identify potential impairment, while the second step measures the amount of the impairment. The Company completed the first of the required impairment tests for indefinite lived intangible assets as of December 1, 2001. The Company has two reportable operating segments, North America and Europe/Africa. The Company completed the final impairment test during the third fiscal quarter of 2002 and concluded that there was an impairment of its reorganization value in excess of amounts allocable to identifiable assets. The Company has determined that all of the reorganization value in excess of amounts allocable to identifiable assets is impaired. The amount totals approximately $145 million. The amounts are attributable to the Company's two reportable segments with approximately $85 million in the North American segment and approximately $60 million in the Europe/Africa segment. The impairment that is required to be recognized through the adoption of SFAS No. 142 is being reflected as the cumulative effect of a change in accounting principle effective December 1, 2001 and the first and second quarter results have been restated, as required by SFAS No. 142.

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

For most companies, SFAS No. 145 will require gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APBO No. 30. The provisions of SFAS 145 related to the SFAS No. 4 revision are effective for financial statements issued for fiscal years beginning after May 15, 2002; however, early adoption is encouraged. Once adopted, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APBO No. 30 for classification as an extraordinary item should be reclassified. Management has not yet determined the effect, if any, of this statement on the Company's financial statements.

SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and Issue No. 94-3 relates to SFAS No. 146's requirements for recognition of liabilities for costs associated with an exit or disposal activity. SFAS No. 146 is effective for all disposal activities initiated after December 31, 2002.

5. Segment Reporting

For the three and nine month periods ended August 31, 2002 and 2001, the Company had only one reportable industry segment-the design, manufacture and servicing of petroleum dispensing systems. The Company has two reportable operating segments: North America and Europe/Africa. The accounting policies of these segments are as described in the summary of significant accounting policies in the Company's Form 10-K for the year ended November 30, 2001. The Company evaluates the performance of each operating segment based upon income from operations before merger and acquisition costs and other unusual items. The Company's selling, general, and administrative expenses are charged to each segment based upon the operating segment where the costs are incurred. Segment results for the three and nine month periods ended August 31, 2002 and 2001 are summarized in the tables below.


"Segment Reporting table"

SEGMENT REPORTING


Three months ended                             North
August 31, 2002                               America (1)         Europe/Africa       Eliminations        Consolidated
                                              ------------------------------------------------------------------------
Customer sales                                $  32,686           $  80,233           $    --             $ 112,921
Intercompany sales                                  132                  79                (211)               --
Depreciation and amortization                     1,919               2,022                 279               4,220
Operating profit (loss), before
  merger and aquistion costs
  and other unusual items                       (30,898)              5,773                (496)            (25,621)
Total assets                                  $ 401,223           $ 183,017           $(334,759)          $ 249,480



Three months ended                             North
August 31, 2001                               America (1)         Europe/Africa       Eliminations        Consolidated
                                              ------------------------------------------------------------------------
Customer sales                                $  34,644           $  78,262           $    --             $ 112,906
Intercompany sales                                  805                (184)               (621)               --
Depreciation and amortization                     3,625               3,557                 956               8,138
Operating profit (loss), before
  merger and aquistion costs
  and other unusual items                        (8,494)              4,967                (740)             (4,267)
Total assets                                  $ 529,074           $ 253,194           $(322,680)          $ 459,588



Nine months ended                              North
August 31, 2002                               America (1)         Europe/Africa       Eliminations        Consolidated
                                              ------------------------------------------------------------------------
Customer sales                                $ 102,056           $ 243,243           $    --             $ 345,301
Intercompany sales                                1,261                 917              (2,178)               --
Depreciation and amortization                     6,239               5,960                 838              13,037
Operating profit (loss), before
  merger and aquistion costs
  and other unusual items
                                                (45,284)             19,528              (1,077)            (26,833)
Total assets                                  $ 401,223           $ 183,017           $(334,759)          $ 249,480



Nine months ended                              North
August 31, 2001                               America (1)         Europe/Africa       Eliminations        Consolidated
                                              ------------------------------------------------------------------------
Customer sales                                $ 124,009           $ 231,923           $    --             $ 355,932
Intercompany sales                                1,986                 435              (2,421)               --
Depreciation and amortization                    10,948              11,275               2,869              25,092
Operating profit (loss), before
  merger and aquistion costs
  and other unusual items
                                                (17,201)             11,877              (2,748)             (8,072)
Total assets                                  $ 529,074           $ 253,194           $(322,680)          $ 459,588

(1) Includes corporate headquarters

Reconciliation from segment information to consolidated statement of earnings:

                                                       Three months ended                  Nine months ended
                                                            August 31,                         August 31,
                                                      --------------------------      -------------------------
                                                       2002             2001            2002            2001
                                                      ---------       ----------      ---------       ---------
Segment operating loss                                $(25,621)       $ (4,267)       $(26,833)       $ (8,072)
Merger and acquisition costs and other unusual items    (1,254)         (1,554)         (5,643)         (4,504)
                                                      --------        --------        --------        --------
Consolidated operating loss                           $(26,875)       $ (5,821)       $(32,476)       $(12,576)


6. Comprehensive Loss

                                                             Three months Ended                Nine months ended
                                                                 August 31,                       August 31,
                                                          2002              2001            2002              2001
                                                     -----------------------------        --------------------------

Net loss                                               $ (38,299)       $ (14,701)       $(207,447)       $ (39,102)
Other comprehensive income (loss):
        Foreign currency translation adjustments           4,169            4,547            7,959            2,911
        Minimum pension liability adjustment              (1,936)            --             (1,936)            --
                                                       ---------        ---------        ---------        ---------
Comprehensive loss                                     $ (36,066)       $ (10,154)       $(201,424)       $ (36,191)
                                                       =========        =========        =========        =========


During the third quarter of 2002, the Company made an adjustment to change the discount rate from 7.25% to 6.75% for its defined benefit plan which resulted in an increase in the benefit liabilities and an increase to the accumulated comprehensive loss of $1,936.

7. Earnings per Share

The Company presents two earnings per share ("EPS") amounts, basic and diluted. Basic EPS is calculated based on earnings available to common shareholders and the weighted-average number of common shares outstanding during the reported period. Diluted EPS includes additional dilution from common stock equivalents, such as stock issuable pursuant to conversion of preferred stock or the exercise of stock options and warrants outstanding. The incremental shares from the conversion of preferred stock and exercise of stock options and warrants were not included in computing diluted EPS for the three and nine-month periods ended August 31, 2002 and 2001, since the effect of such inclusion would be antidilutive during periods when a loss from continuing operations is reported.

For the three and nine month periods ended August 31, 2002, the weighted-average number of potentially issuable common shares included 658,954 and 671,293 shares, respectively, related to warrants issued to the Company's bank group. For the three and nine month periods ended August 31, 2001, the weighted-average number of potentially issuable common shares included 677,329 and 676,796 shares, respectively, related to warrants issued to the Company's bank group.

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

Preferred shares allocated from November 30, 2001 through August 31, 2002 to participants in the Company's Retirement Savings Plan are valued at "adequate consideration" of $15 per share as determined by the trustee of the Plan on the basis of an independent appraisal pursuant to Section 3 (18) of ERISA and regulations thereunder. The $663 recorded in the third quarter 2002 represents accretion through August 31, 2002, of the excess redemption value ($25 per share) over carrying value of these preferred shares calculated based upon the estimated period until redemption.

8. Merger and Acquisition Costs and Other Unusual Items

The components of merger and acquisition costs and other unusual items for the three and nine month periods ended August 31, 2002 and 2001 are as follows:


                                                         Three months ended                Nine months ended
                                                             August 31,                        August 31,
                                                   --------------------------------   ---------------------------
                                                       2002              2001            2002              2001
                                                   ----------------- --------------   ---------------  ----------
Employee compensation and expenses related to
  on-going cost reduction efforts .................   $  870           $1,016           $3,822           $3,219
Lease cancellation and other facility expenses ....      343               50            1,573              145
Legal and professional fees .......................        8               14               49               40
Reorganization ....................................       33              474              199              903
Other .............................................     --               --               --                197
                                                      ------           ------           ------           ------
Total .............................................   $1,254           $1,554           $5,643           $4,504
                                                      ======           ======           ======           ======


During the second quarter of 2002, it was determined that closure of the Company's software development facility in Chesapeake, Virginia would be necessary. As a result, approximately $460 for employee severance cost due to elimination of positions was accrued for in May 2002. Of the $460, $108 was paid during the third quarter 2002, leaving a remaining accrual of $352 as of August 31, 2002. The Company also accrued approximately $935 in the second quarter of 2002 for the remaining lease payments for the building for the period beginning at the time the building was vacated in August 2002 through the expiration of the lease in April 2005, therefore there were no charges or adjustments during the third quarter of 2002. During the third quarter of 2002, an additional charge of $303 for impaired assets were written off related to the Chesapeake facility that were discovered in the process of vacating the facility.

The $870 for the third quarter of 2002 and $3,822 for the nine months ended August 31, 2002 are for severance costs related to personnel reductions at the Company's North America and European facilities.


9. Impairment of Long-Lived Assets

Based on the Company's review to date of strategic options, the preliminary results of the proposals, and the continued depressed market conditions in the United States, the carrying value of certain assets in the North American operations exceed fair value as determined by the Company by reference to the proposals and an impairment charge of $27,361 was recorded in the third quarter of 2002. The $27,361 consisted of $17,981, $7,231 and $2,149 of property plant and equipment, capitalized computer software, and other intangible assets, respectively.


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

Results of Operations

Consolidated net sales for the three month period ended August 31, 2002 were $112,921 compared to $112,906 for the comparable 2001 three month period. Customer sales for North America for the period decreased by 5.7% to $32,686 in 2002 from $34,644 in 2001. This decrease is attributable to the overall decline in the North American market. While the Company believes that its market share in this region is remaining constant, the overall market decline is adversely affecting sales. European and African customer sales for the three month period increased by 2.5%, to $80,233 in 2002 from $78,262 in the comparable 2001 period.

Consolidated net sales for the nine month period ended August 31, 2002 were $345,301 compared to $355,932 for the comparable 2001 period. Sales for North America decreased by 17.7% for the period to $102,056 in 2002 from $124,009 in 2001. This decrease is primarily attributable to the overall decline in the North American market. European and African sales increased by 4.9% to $243,243 in 2002 from $231,923 in 2001. This increase is primarily attributable to the continued effort to upgrade products to enable customers to operate using the Euro, as well as $6,065 due to the strengthening of foreign currency rates relative to the U.S. dollar.

For the nine month period ended August 31, 2002 gross margin as a percent of sales (defined as net sales less cost of sales, divided by net sales) decreased slightly to 21.1% from 21.4% in the same period in 2001. As North American sales continued to decline, the Company was unable to reduce fixed manufacturing costs at a comparable rate in the first six months of the year. Management is continually trying to implement a strategy to reduce these costs. For further discussion, refer to the section "Liquidity and Capital Resources" below. Gross margin increased to 21.1% in the three month period ended August 31, 2002 from 20.4% in the same period in 2001 due to management's cost reduction initiatives while sales were relatively stable.

Selling, general, and administrative ("SG&A") expenses expressed as a percentage of sales for the three and nine month periods ended August 31, 2002 were 15.8% and 17.1%, respectively, compared to 17.0% and 16.6% in the same periods of 2001. SG&A expenses have decreased from $19,142 in the three month period ended August 31, 2001 to $17,850 in the same period in 2002. The decrease, both in amount and percentage, is attributable to a net gain from employee benefit program settlements of $1,929 partially offset by approximately $493 of legal and professional service costs associated with the ongoing effort to plan, modify, and adjust the Company's financial structure. SG&A expenses increased slightly in the nine month period ended August 31, 2002 to $59,147 from $59,103 in the nine month period ended August 31, 2001. This increase, both in amount and percentage, is attributable to the $1,601 of legal and professional service costs associated with the ongoing effort to plan, modify, and adjust the Company's financial structure.

Depreciation and amortization expense for the three and nine month periods ended August 31, 2002 was $4,220 and $13,037, respectively, compared to $8,138 and $25,092 in the comparable 2001 periods. This decrease was primarily attributable to the cessation of amortization of reorganization value in excess of amount allocable to identifiable assets pursuant to the Company's adoption of SFAS No.
142. See Note 4 to the consolidated condensed financial statements, "New Accounting Pronouncements," included in this form 10Q for more information.

Based on the Company's review to date of strategic options, the preliminary results of the proposals, and the continued depressed market conditions in the United States, the carrying value of certain assets in the North American operations exceed fair value as determined by the Company by reference to the proposals and an impairment charge of $27,361 was recorded in the third quarter of 2002. The $27,361 consisted of $17,981, $7,231 and $2,149 of property plant and equipment, capitalized computer software, and other intangible assets, respectively. The Company continues to evaluate the recoverability of its long-lived assets as it reviews its strategic options in the fourth quarter of 2002. There could be further impairment charges for long-lived assets in future periods depending on the outcome of the Company's continued evaluation.

Merger and acquisition costs and other unusual items were $1,254 and $5,643 for the three and nine month periods ended August 31, 2002, respectively, compared to $1,554 and $4,504 for the same periods in 2001. The amounts for the three month period ended August 31, 2002 include costs related to the closure of the Company's Chesapeake facility as well as ongoing personnel reductions in both North America and Africa. The increase in the comparable nine month periods is due to increased severance and lease cancellation costs due to facility closures in the 2002 period related to ongoing cost reduction efforts.

Net interest expense for the three month period ended August 31, 2002 was $10,365 compared to $8,919 for the three month period ended August 31, 2001. Net interest expense for the nine month period ended August 31, 2002 was $27,975 compared to $26,975 in the nine month period ended August 31, 2001. The increase in both the three and nine month periods is primarily attributable to changes in cash flow of discounted liabilities and an increase in amounts outstanding under the New Credit Agreement partially offset by significant decreases in market interest rates.

Foreign currency loss for the three and nine month periods ended August 31, 2002 was $475 and $394, respectively, compared with a foreign currency gain of $487 and a foreign currency loss of $20 in the same periods of 2001. These changes are attributable to fluctuations in the value of various foreign currencies, predominantly the Euro and the British pound, against the U.S. dollar.

Other income and expense, net for the three and nine month periods ended August 31, 2002 was income of $3 and expense of $210, compared to expense of $327 and income of $1,666 in the same periods of 2001. This decrease was due to proceeds received from life insurance policies and the reduction in estimates of certain liabilities, such as foreign Value Added Tax, in the 2001 period that did not recur in the 2002 period.

Income tax expense for the three and nine month periods ended August 31, 2002 was $595 and $1,294, respectively compared to $147 and $1,041 in the three and nine month periods ended August 31, 2001. This increase is primarily due to increased income tax expense in certain of the Company's European subsidiaries.

As a result of the above mentioned items, loss applicable to common stock was $39,320 or $8.79 per diluted common share for the three months ended August 31, 2002, compared to a loss applicable to common stock of $15,073 or $3.35 per diluted common share for the same period in 2001. Loss before effect of accounting change applicable to common stock was $64,100 or $14.32 per diluted common share for the nine months ended August 31, 2002, compared to a loss applicable to common stock of $40,224 or $8.94 per diluted common share for the same period in 2001.

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

The Company's results of operations have demonstrated that a restructuring of its capital structure is necessary, including, without limitation, through one or more asset dispositions, refinancings, and equity investments. Toward this end, the Company initiated discussions with its lenders regarding potential restructuring options. Though these discussions have not yet resulted in an arrangement, the Company and its lenders have entered into an amendment and waiver to the Company's credit facility (more fully discussed in Note 3 "Notes Payable, Bank Credit Agreement" to the consolidated condensed financial statements included elsewhere in this form 10Q) in which a timetable has been established to retain an investment banking firm to develop a plan to explore all strategic options available to the Company, including, without limitation, asset dispositions, refinancings, and equity investments. The Company does not believe that this process will significantly impact its day-to-day operations. While the Company believes that a transaction may be possible, there can be no assurance that a transaction will be achieved.

As more fully discussed in Note 3 to the consolidated condensed financial statements, "Notes Payable, Bank Credit Agreement," included elsewhere in this Form 10-Q the Company entered into an amendment and waiver with its lenders that permanently waived certain financial covenants for the computation period ended February 28, 2002 through the computation period ending August 31, 2002.

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Net sales have declined for three consecutive years and the Company incurred net losses, before effect of accounting change and impairment of long-lived assets, for the year ended November 30, 2001 and for the nine months ended August 31, 2002 of $56,754 and $34,961, respectively. In addition, the Company had negative working capital as of August 31, 2002 and November 30, 2001 of $235,164 and $215,139, respectively, as a result of the classification of the outstanding bank debt as a current liability. Further, the Company expects to incur additional net losses in the last quarter of fiscal 2002. Without restructuring of the credit facility or other changes in the Company's operations, estimated cash availability will not be sufficient to fund the scheduled principal and interest payment on the Special Loan under the New Credit Agreement and certain credit related fees due November 30, 2002. Also, as a result of the Company's recent history of declining sales and operating losses and forecasted future losses, the Company may not be able to attract equity capital to strengthen its financial condition. Given these conditions, there can also be no assurances that the Company will meet its financial loan covenants in the future or that the bank group will not exercise its rights within the loan agreement to accelerate maturities on substantially all of the Company's debt. These matters raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company began to successfully implement this plan in the first nine months of 2002, as evidenced by acceptance of Tokheim's tender offer by Shell Oil Company, United States and the announcement of the closure of certain of the Company's facilities. The Company believes that it is strategically positioned through its international hypermarket experience to offer products for this emerging market in the United States.

Cash provided from operations for the nine month period ended August 31, 2002 was $6,572 versus $3,840 used in operations in the same period of 2001. This increase was caused by a large decrease in net receivables, partially offset by a decrease in accounts payable and accrued liabilities.

Cash provided by investing activities for the nine month period ended August 31, 2002 was $1,875 compared to $6,327 used in investing activities in the same period of 2001. This decline is principally attributable to decreased levels of capital expenditures in the first half of 2002 and to proceeds from cash surrender value of life insurance policies.

Cash used in financing activities for the nine month period ended August 31, 2002 was $4,078 compared to cash provided from financing activities of $13,852 in the same 2001 period. This decline in cash provided is primarily attributable to a decrease in cash overdrafts in the first nine months of 2002.

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

- the holders of the Company's 12,669,000 shares of previously outstanding common stock (the "old Common Stock") were entitled to receive, assuming a full exchange, "out of the money" Series C warrants with a six year term giving them the right to acquire an aggregate of 549,451 shares of New Common Stock of the reorganized Company at an exercise price of approximately $49.46 per share (each Series C Warrant entitles the holder to purchase 0.04326865 of a share of New Common Stock at a price of $2.14, thereby requiring a holder to exercise approximately 23.11 Series C Warrants at an aggregate exercise prices of approximately $49.46 to purchase one share to New Common Stock.)

- members of the bank group received Series A Warrants to acquire 678,334 of New Common Stock at an exercise price of $0.01 per share; and

- members of the bank group received Series A Senior Preferred Stock with an aggregate liquidation preference of $100 and dividends with an annual rate of 16%.

The Company also entered into a post-confirmation credit agreement (the "New Credit Agreement") as of the Effective Date. A portion of the proceeds from these facilities was used to repay all outstanding borrowings under the Company's then-existing bank loans. The New Credit Agreement, with amounts outstanding of $300,991 and $279,127 at August 31, 2002 and November 30, 2001, respectively, consists of:

- Tranche A Term Loan in the amount of $32,873, adjusted from an original amount of $36,540 at the Effective Date, due in September 2005;

- Tranche B Term Loan in the amount of $100,668, adjusted from an original amount of $100,637 at the Effective Date, due in September 2005;

- Special Loan in the amounts of $134,450 and $119,372 at August 31, 2002 and November 30, 2001, respectively, including payment-in-kind interest, payable in four annual installments of $25,000 plus accrued interest thereon, commencing in November 2002; and

- Revolving credit facility in an amended maximum amount of $35,502 from a maximum amount of $47,765 at the Effective Date, due in September 2005, of which $33,000 and $26,000 was outstanding at August 31, 2002 and November 30, 2001, respectively. The Company also has outstanding letters of credit at August 31, 2002 and November 30, 2001 of $2,369 and $2,002, respectively.

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

The Future

The New Credit Agreement, as amended, requires the Company to meet certain consolidated financial tests, including minimum levels of EBITDA and fixed charge coverage ratio (both as defined in the New Credit Agreement) and maximum levels of capital expenditure. The New Credit Agreement also contains covenants which, among other things, limit the incurrence of additional indebtedness, payment of dividends, transactions with affiliates, asset sales, acquisitions, investments, mergers and consolidations, prepayments and amendments of other indebtedness, liens and encumbrances and other matters customarily restricted in such agreements. As more fully discussed in Note 3 to the consolidated condensed financial statements, "Notes Payable, Bank Credit Agreement," included elsewhere in this Form 10-Q, certain of these covenants have been permanently waived for the period ending February 28, 2002 through the period ending August 31, 2002.

The Company's ability to meet financial ratios and tests in the future may be affected by events beyond its control. There can be no assurance that the Company will meet such financial ratios and tests or that it will be able to obtain future amendments to the New Credit Agreement, if so needed, to avoid default. In the event of a default, the lenders could elect to declare all amounts borrowed under the New Credit Agreement to be due and payable immediately.

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

The Company is subject to variability in foreign exchange rates primarily in its European and African operations. Exposure to this variability is managed primarily through the use of natural hedges, whereby funding obligations and assets are both managed in the local currency. The Company, from time to time, enters into currency exchange agreements to manage its exposure arising from fluctuating exchange rates related to specific transactions. Tokheim's subsidiary, Tokheim-Italia s.r.l., has entered into interest rate swap agreements to protect exposures to interest rate fluctuations. The Company had no other material outstanding agreements of this nature at August 31, 2002. The sensitivity of earnings and cash flows to variations in exchange rates is assessed by applying an appropriate range of potential rate fluctuations to the Company's assets, obligations and projected results of operations denominated in foreign currencies. Based on the Company's overall currency rate exposure at August 31, 2002, movements in currency rates could materially impact the results of operations and financial position of the Company.

A significant portion of the Company's debt has been borrowed under variable rate arrangements. A 1% change in interest rates on this debt as of August 31, 2002 would impact quarterly interest expense by approximately $416.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Vice President, Finance, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Vice President, Finance concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out is evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.


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

On October 18, 2000, Schlumberger filed a claim with the Bankruptcy Court with respect to the Company's acquisition of RPS. The claim, which was subsequently modified on January 12, 2001, is for various sums allegedly due to Schlumberger, totaling $10,000. The Company believed that $6,507 of the claim was valid and made a provision for that amount. Pursuant to the Plan, this provision was discharged as an impaired claim and included in the calculation of extraordinary gain for the eleven months ended October 31, 2000. If the remaining amount of the claim were to be upheld, it would be treated similarly to the claims of other impaired unsecured creditors. The Company has not paid this claim as it has a counter-claim against Schlumberger for amounts due and alleged to be due to the Company on account of Schlumberger's alleged material breach of various representations and warranties and breaches of other provisions of the agreement entered in connection with the acquisition of RPS. The amount of the Company's counter-claim is substantially higher than the amount of Schlumberger's claim. The Company has commenced arbitration proceedings and has filed its Statement of Claim in the International Court of Arbitration to resolve the matter. Following the filing of the Statement of Claim by the Company the parties continued settlement discussions and recently executed a settlement agreement which has been approved by the Bankruptcy Court. Pursuant to the New Credit Agreement, the proceeds of such settlement will be paid to the Company's bank group promptly following the entry of the Bankruptcy Court's order as a reduction to the balance and availability of the revolving credit facility under the New Credit Agreement.

The Company received a subpoena from the SEC which required submission of documentation related to the RPS acquisition that occurred in 1998 and the subsequent treatment of goodwill related to that acquisition by the Company on certain of its financial statements through the time of the Company's Chapter 11 bankruptcy during the fiscal year 2000. The Company is cooperating fully with the SEC in its response to that subpoena.

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


Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on August 6, 2002. Two members of the board of directors were nominated for election. 2,517,020 common shares were represented. The votes cast for each, George A. Helland, Jr. and David Forbes-Nixon, were 2,014,490 for, 0 votes against, 502,530 votes withheld, 0 abstentions and 0 broker non-votes. Ernst & Young was recommended as the Company's independent auditors for fiscal 2002. 2,511,570 votes were cast for, 1,500 votes were cast against, 0 votes withheld, 3,950 abstentions and 0 broker non-votes, with respect to the election of Ernst & Young.


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

99.1 Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

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


Date: October 15, 2002

                                         /s/ John S. Hamilton
                                         -------------------------------------
                                         President and Chief Executive Officer


                                         /s/ Scott L. Bennett
                                         -------------------------------
                                         Vice President, Finance

CERTIFICATIONS

I, John S. Hamilton, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Tokheim Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with the respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of date within the 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                         /s/ John S. Hamilton
                                         -------------------------------------
                                         President and Chief Executive Officer



Date: October 15, 2002

I, Scott L. Bennett, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Tokheim Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with the respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of date within the 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                         /s/ Scott L. Bennett
                                         -------------------------------
                                         Vice President, Finance


Date: October 15, 2002

                                                                    EXHIBIT 99.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly filing report of Tokheim Corporation ("the Company") on Form 10-Q for the quarter ended August 31, 2002, as filed with the Securities Exchange Commission on the date hereof (the "Report"), each of the undersigned hereby certifies, in his capacity as an officer of the Company, for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

o the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

o the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods presented in the Report.

Dated October 15, 2002


                                         /s/ John S. Hamilton
                                         -------------------------------------
                                         President and Chief Executive Officer


                                         /s/ Scott L. Bennett
                                         -------------------------------
                                         Vice President, Finance